Form 10-Q
period 1996-03-31
MONTEREY BAY BANCORP INC
filed 1996-05-14
CIK 930429

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ----------------   ---------------
                        Commission File Number 0-24842

                           MONTEREY BAY BANCORP, INC.
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                                             77-0381362
- - --------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

36 BRENNAN STREET, WATSONVILLE, CALIFORNIA                                95076
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

                                (408) 722-3885
- - --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not Applicable
- - --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No    .
                                              ---     ---

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,593,750 shares of common stock, par value $.01 per share, were outstanding as of May 9, 1996.

                           MONTEREY BAY BANCORP, INC.

                                      INDEX


PART I.     FINANCIAL INFORMATION                                          Page
            ---------------------                                         ------

            Item 1. Consolidated Statements of Financial
                    Condition as of March 31, 1996 and
                    December 31, 1995.....................................   1

                    Consolidated Statements of Operations
                    for the Three Months Ended March 31,
                    1996 and 1995.........................................   2

                    Consolidated Statement of Stockholders'
                    Equity for the Three Months Ended
                    March 31, 1996........................................   3

                    Consolidated Statements of Cash Flows for the
                    Three Months Ended March 31, 1996 and 1995............   4

                    Notes to Consolidated Financial Statements............   6

            Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of Operations.........   7

PART II.    OTHER INFORMATION
            -----------------

            Item 1. Legal Proceedings.....................................  17

            Item 2. Changes in Securities.................................  17

            Item 3. Defaults Upon Senior Securities.......................  17

            Item 4. Submission of Matters to a Vote of
                    Security Holders......................................  17

            Item 5. Other Information.....................................  17

            Item 6. Exhibits and Reports on Form 8-K......................  17

SIGNATURES................................................................  18

ITEM 1.  FINANCIAL STATEMENTS.
- - -----------------------------


MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 1996 AND DECEMBER 31, 1995 (Dollars in thousands)
- - ------------------------------------------------------------------------------------------------------------

                                                                                 MARCH 31,     DECEMBER 31,
                                                                                   1996            1995
                                                                               -------------  --------------
ASSETS
Cash and due from depository institutions                                       $     5,273    $     4,217
                                                                                ------------   -------------
     Total cash and cash equivalents                                                  5,273          4,217

Certificates of deposit                                                                 781            782
Loans held for sale, at market                                                            0             92
Securities available for sale:
   Mortgage backed securities (cost of $39,698 at March 31, 1996 and
     $52,004 at December 31, 1995)                                                   39,893         52,417
   Investment securities (cost of $34,129 at March 31, 1996 and
     $31,110 at December 31, 1995)                                                   33,838         30,990
Securities held to maturity:
   Mortgage backed securities (market value of $189 at March 31, 1996 and
     $199 at December 31, 1995)                                                         198            205
   Investment securities (market value of $796 at March 31, 1996 and
     $797 at December 31, 1995)                                                         795            790
Loans receivable held for investment (net of allowance for loan losses
  at March 31, 1996, $1,357; and at December 31, 1995, $1,362                       225,984        228,387
Federal Home Loan Bank stock, at cost                                                 2,716          2,542
Premises and equipment, net                                                           3,980          4,030
Accrued interest receivable                                                           2,255          2,109
Core deposit premiums, net                                                              575            651
Other assets                                                                          2,591          2,556
                                                                                -----------    -----------
TOTAL ASSETS                                                                    $   318,879    $   329,768
                                                                                ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
   Savings deposits                                                             $   222,697    $   215,284
   Federal Home Loan Bank advances                                                   29,532         46,520
   Securities sold under agreements to repurchase                                    16,648         17,361
   Accounts payable and other liabilities                                             2,231          2,999
                                                                                -----------    -----------
     Total liabilities                                                              271,108        282,164
                                                                                -----------    -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 2,000,000 shares authorized and unissued              0              0
   Common stock, $.01 par value, 15,000,000 shares authorized;
      3,593,750 shares issued and outstanding at March 31, 1996                          36             36
   Additional paid-in capital                                                        27,053         27,037
   Unearned shares held by employee stock ownership plan                            (2,013)        (2,070)
   Treasury stock, 179,687 shares                                                   (2,201)        (2,201)
   Retained earnings, substantially restricted                                       24,953         24,633
   Unrealized gain (loss) on securities available for sale, net of taxes               (57)            169
                                                                                -----------    -----------
     Total stockholders' equity                                                      47,771         47,604
                                                                                -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $   318,879    $   329,768
                                                                                ===========    ===========

See notes to consolidated financial statements.




MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS THREE MONTHS ENDED MARCH 31, 1996 AND 1995
(Dollars in thousands except per share amounts)
- - ----------------------------------------------------------------------------------------
                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                  ----------------------
                                                                      1996       1995

INTEREST INCOME:
  Loans receivable                                                  $  4,428    $  4,588
  Mortgage backed securities                                             772         282
  Other investment securities                                            593         591
                                                                     -------     -------

     Total interest income                                             5,793       5,461
                                                                     -------     -------

INTEREST EXPENSE:
  Savings deposits                                                     2,739       2,543
  FHLB advances and other borrowings                                     838         828
                                                                     -------     -------

     Total interest expense                                            3,577       3,371
                                                                     -------     -------
NET INTEREST INCOME BEFORE PROVISION
  FOR LOAN LOSSES                                                      2,216       2,090

PROVISION FOR LOAN LOSSES                                                 22          40
                                                                     -------     -------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                      2,194       2,050
                                                                     -------     -------

NONINTEREST INCOME:
  Gain on sale of mortgage backed and investment securities, net          70           0
  Commissions from annuity sales                                          (1)        186
  Customer service charges                                                81          72
  Other income, net                                                       10          16
                                                                     -------     -------

     Total                                                               160         274
                                                                     -------     -------
GENERAL AND ADMINISTRATIVE EXPENSE:
  Compensation and employee benefits                                     783         823
  Occupancy and equipment                                                223         226
  Deposit insurance premiums                                             137         137
  Data processing fees                                                   128         108
  Stationery, telephone and office expenses                              101          83
  Advertising and promotion                                               31          48
  Amortization of core deposit premiums                                   76          76
  Other                                                                  350         212
                                                                     -------     -------

     Total                                                             1,829       1,713
                                                                     -------     -------

INCOME BEFORE INCOME TAX EXPENSE                                         525         611

INCOME TAX EXPENSE                                                       206         241
                                                                     -------     -------

NET INCOME                                                          $    319    $    370
                                                                    ========    ========

NET INCOME PER SHARE                                                $    .10    $    .07 (1)
                                                                    ========    ========
- - ------------------------------------
(1) The Company's common stock was issued February 14, 1995 in connection with the Conversion of Watsonville Federal Savings and Loan Association from mutual to stock form.  Net income and common shares outstanding for the period from February 15, 1995 to March 31, 1995 were used to compute net income per share for the three months ended March 31, 1995.

See notes to consolidated financial statements.




MONTEREY BAY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 1996 (Amounts in thousands)
- - ---------------------------------------------------------------------------------------------------------

                                                                                    Unrealized
                                                                                    Gain (Loss)
                                                                                   on Securities
                                                     Common                          Available
                      Common Stock (1)  Additional    Stock                          for Sale
                     ----------------    Paid-In     Acquired  Treasury    Retained  (Net of
                      Shares  Amount     Capital     by ESOP    Stock(2)   Earnings   Taxes)      Total
                     ------------------------------------------------------------------------------------
Balance at
December 31, 1995      3,594  $   36     $ 27,037   $ (2,070)  $(2,201)    $24,633   $    169   $ 47,604

Earned ESOP shares                -            16         57       -           -           -          73

Change in
  unrealized gain
  (loss) on securities
  available for sale,
  net of taxes                    -            -          -        -           -         (226)      (226)

Net income                        -            -          -        -          319          -         319

                     ------------------------------------------------------------------------------------
Balance at
March 31, 1996         3,594  $   36     $ 27,053   $ (2,013)  $(2,201)    $24,953   $    (57)  $ 47,771
                     ====================================================================================
- - ------------------------------------
(1)    Number of shares of common stock includes 287,500 shares which are pledged as security for a loan to the Association's ESOP, of which 28,750 were earned at December 31, 1995 and 35,938 were earned at March 31,
       1996.
(2)    During 1995, the Company repurchased 179,687 shares of Company common stock.

See notes to consolidated financial statements.




MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1996 AND 1995 (Dollars in thousands)
- - -------------------------------------------------------------------------------------------

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                        -------------------------
                                                                            1996          1995
                                                                        -----------    ----------
OPERATING ACTIVITIES
  Net income                                                              $     319       $   370
  Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
     Depreciation and amortization on premises and equipment                     91            91
     Amortization of core deposit premium                                        76            76
     Net amortization of (discounts) premiums                                   200            28
     Loan origination fees deferred, net                                         53            64
     Amortization of deferred loan fees                                         (56)         (231)
     Provision for loan losses                                                   22            40
     Compensation expense related to ESOP shares released                        73            -
     (Gain) on sale of mortgage backed securities and investment
       securities                                                               (70)           -
     Charge-off on sale of real estate owned                                    (27)         (31)
     Loss on sale of fixed assets                                                 1            -
     Originations of loans held for sale                                       (542)      (8,692)
     Proceeds from sale of loans originated for sale                            634       14,087
     Increase (decrease) in income taxes payable and deferred income tax        217         (421)
     (Increase) decrease in other assets                                        (89)         544
     (Increase) in interest receivable                                         (146)        (151)
     (Decrease) increase in accounts payable and other liabilities             (767)         570
                                                                             ------      -------

       Net cash provided by (used in) operating activities                      (11)       6,344
                                                                             ------      -------

INVESTING ACTIVITIES:
  Loans originated for portfolio                                             (8,443)      (6,439)
  Principal payments on loans receivable                                     10,778        4,265
  Purchases of mortgage backed securities held to maturity                       -           (69)
  Purchases of mortgage backed securities available for sale                     -        (5,891)
  Proceeds from sales of mortgage backed securities available for sale        8,427           -
  Paydowns on mortgage backed securities                                      3,839          367
  Purchases of investment securities held to maturity                            -          (512)
  Purchase of investment securities available for sale                       (7,031)      (6,134)
  Proceeds from maturities of investment securities                           4,000           -
  Purchases of premises and equipment, net                                      (42)         (84)
  Decrease in certificates of deposit                                            -            (4)
  (Purchases) redemptions of FHLB stock                                        (173)         705
                                                                            -------     --------

     Net cash provided by (used in) investing activities                     11,355      (13,796)
                                                                            -------     --------



MONTEREY BAY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1996 AND 1995 (Dollars in thousands)
- - ----------------------------------------------------------------------------------------------------------

                                                                                  THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                                ----------------------
                                                                                   1996         1995
                                                                                ----------   ---------

FINANCING ACTIVITIES:
  Net increase (decrease) in savings deposits                                   $  7,413     $ (1,085)
  (Repayments) proceeds on Federal Home Loan Bank advances, net                  (16,988)     (20,500)
  Proceeds from (repayments of) reverse repurchase agreements, net                  (713)         987
  Proceeds from the sale of common stock                                               -       24,726
                                                                                 -------      -------

      Net cash provided by (used in) financing activities                        (10,288)       4,128
                                                                                 -------      -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               1,056       (3,324)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   4,217        7,452
                                                                                 -------      -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $  5,273     $  4,128
                                                                                 =======      =======

CASH PAID DURING THE PERIOD FOR:

  Interest on savings deposits and advances                                     $  3,700     $  3,445

  Income taxes                                                                        -           365

NONCASH INVESTING ACTIVITIES:

  Loans transferred to held for investment, at market value                           -         7,385

  Transfer of loans to real estate owned                                             117          297






See notes to consolidated financial statements.


                           MONTEREY BAY BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Accordingly, the adequacy of the disclosure contained herein has been determined with the presumption that the users of these interim financial statements have read or have access to the Company's December 31, 1995 Annual Report to Stockholders which includes consolidated financial statements and notes thereto for the year ended December 31, 1995, together with Management's Discussion and Analysis of Financial Condition and Results of Operations at December 31, 1995. Therefore, only material changes in financial condition and results of operations are discussed in the remainder of Part I of this Quarterly Report.

        In the opinion of management, the accompanying interim Consolidated Financial Statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company's consolidated financial condition at March 31, 1996, and the results of operations and cash flows for the three months ended March 31, 1996. Results of operations for any interim period are not necessarily indicative of the operating results that may be expected for any other interim period or for the entire year.

        In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114 ("SFAS 114"), Accounting by Creditors for Impairment of a Loan. Under SFAS 114, a loan is impaired when it is "probable" that a creditor will be unable to collect all amounts due (i.e., both principal and interest) according to the contractual terms of the loan agreement. SFAS 114 excludes, among other items, large groups of smaller balance homogenous loans that are collectively evaluated for impairment. In October 1994, Statement of Financial Accounting Standards No. 118 ("SFAS 118"), Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, was issued as an amendment of SFAS 114. SFAS 118 eliminates the income recognition provisions included in SFAS 114, thereby permitting the use of existing methods for recognizing interest income on impaired loans.

        SFAS 114 and SFAS 118 were required to be adopted prospectively in financial statements for fiscal years beginning after December 15, 1994. The Association adopted the provisions of SFAS 114 and SFAS 118 effective January 1, 1995. All loans designated by the Association as "impaired" are either placed on nonaccrual or are designated as restructured loans. The adoption of SFAS 114 and SFAS 118 did not have a significant impact on the financial position or the earnings of the Association.

        Effective December 1995, the Company adopted Statement of Financial Accounting Standards No. 122 ("SFAS 122"), Accounting for Mortgage Servicing Rights. SFAS 122 allows financial institutions that originate mortgages and sell them into the secondary market to recognize the retained right to service the loans. This rule amends SFAS 65, which permitted only purchased mortgage servicing rights to be recognized as an asset. SFAS 122 makes no distinction between purchased and originated mortgage servicing rights.

        In October 1995, the FASB issued Statement of Financial Standards No. 123 ("SFAS 123"), Accounting for Stock Based Compensation which establishes accounting and disclosure requirements using a fair value based method of accounting for stock based employee compensation plans. Under SFAS 123, beginning in 1996 the Company may either adopt the new fair value based accounting method or continue the intrinsic value based method and provide pro forma net income and earnings per share as if the accounting provisions of SFAS 123 had been adopted. The Company has adopted only the disclosure requirements of SFAS 123; therefore, such adoption will have no effect on the Company's consolidated net earnings or cash flows.

Item 2. Management's Discussion and Analysis of Results of Operations
        -------------------------------------------------------------
        and Financial Condition.
        -----------------------

        On February 14, 1995, Watsonville Federal Savings and Loan Association (the "Association") converted from a federally chartered mutual savings and loan to a federally chartered capital stock savings association. Upon conversion, Monterey Bay Bancorp, Inc. (the "Company") was formed for the purpose of becoming a savings association holding company and acquiring all the capital stock of the Association. On February 15, 1995, the Company began trading on the Nasdaq National Market under the symbol "MBBC."

        The Company engages only in limited business operations primarily involving investments and mortgage backed securities. Unless otherwise specified herein, references to the business and operations of the Association refer to the business and operations of the Company. The Company's revenues are derived from interest on its investments. All amounts prior to the completion of the Conversion relate to the Association.

        The Association is a community-oriented savings institution which attracts deposits from the general public in the areas in which its branches are located and invests such deposits and other available funds primarily in mortgage loans secured by one-to-four family residences. To a lesser extent, the Association invests in commercial real estate, construction, land and other loans. At March 31, 1996 the Association operated six branch offices located in Santa Cruz, Monterey, and Santa Clara counties, and one real estate loan office.

        This Management's Discussion and Analysis should be read in conjunction with the Management's Discussion and Analysis contained in the Company's Annual Report to Stockholders, which focuses upon relevant matters occurring during the year commencing January 1, 1995 and ending December 31, 1995. Accordingly, the ensuing discussion focuses upon material matters at and for the three months ended March 31, 1996.

RESULTS OF OPERATIONS.
- - ----------------------

        The Company's results of operations are dependent, to a large extent, on the Association's net interest income, which is the difference between the interest and dividend income it receives on its interest earning assets (principally loans and investment securities) and the interest expense, or cost of funds, of its interest bearing liabilities (principally deposits and, to a lesser extent, Federal Home Loan Bank (FHLB) advances and reverse repurchase agreements). The Association's service charges and other income, and the level of general and administrative expenses (noninterest expenses) also have significant effects on the Company's results of operations.

        Net income achieved by the Company for the three months ended March 31, 1996 amounted to $319,000, a decrease of 13.8% from $370,000 for the same period in 1995. The decrease in earnings was principally due to reduced noninterest income and increased general and administrative expenses during 1996. Fully diluted earnings per share were $.10 for the three months ended March 31, 1996, compared to $.07 for the similar period in 1995. The 1995 first quarter earnings per share computation is based on earnings from February 14,

1995, the Company's Conversion date. All amounts prior to the Conversion relate to the Association.

Net Interest Income
- - -------------------

        Net interest income before provision for loan losses increased 6.0% to $2.2 million for the three months ended March 31, 1996, from $2.1 million for the three months ended March 31, 1995.

        For the three months ended March 31, 1996, the Company recorded $5.8 million in total interest income, an increase of $330,000, or 6.1%, from $5.5 million recorded in the corresponding three month period in 1995. The increase in total interest income was primarily attributable to a $28 million increase in the average balance of mortgage backed securities and a 20 basis point increase on the average yields on mortgage backed securities in 1996.

        Total interest expense increased to $3.6 million for the three months ended March 31, 1996, from $3.4 million for the corresponding three months in 1995. A higher average balance of deposits, coupled with a higher cost of deposits, were responsible for this increase. The cost of deposits rose to 5.01% for the first quarter of 1996 compared to 4.92% a year ago. This increase was partially offset by a reduction in the Company's average cost of borrowings, which declined to 5.80% for the first three months in 1996 compared to 6.10% for the similar period in 1995.

        The changes in net interest income for the quarter ended March 31, 1996 compared with the corresponding period in 1995 are analyzed in the following table. The table shows the changes by major component, setting forth changes attributable to changes in volume, changes attributable to changes in interest rates and the net effect of both (in thousands):


                                                  Three Months Ended March 31,
                                                    1996 Compared with 1995
                                                      Increase (Decrease)
                                         --------------------------------------------
                                             Volume           Rate             Net
                                             ------           ----             ---
Interest income:
    From loans                               $ (342)           188            (154)
    From mortgage backed securities             459             23             482
    From investment securities                  (42)            47               5
                                           --------        -------        --------
                                                 75            258             333
                                           --------        -------        --------
Interest expense:
    On customer deposits                         99             97             196
    On borrowings                               (95)           105              10
                                           --------        -------        --------
                                                  4            202             206
                                           --------        -------        --------

Change in net interest income              $     71             56             127
                                           ========        =======        ========


        Average assets and liabilities together with average interest rates earned and paid for the three months ended March 31, 1996 and 1995 are summarized as follows (dollars in millions):


                                                           Three Months Ended March 31,
                                                           ----------------------------
                                                           1996                    1995
                                                           ----                    ----
                                                    Average    Yield/       Average    Yield/
                                                    Balance     Rate        Balance     Rate
                                                    -------    -----        -------    -----
   Interest earning assets:
     Loans                                          $   229     7.73%       $   249     7.36%
     Mortgage backed securities                          46     6.64             18     6.44
     Investment securities                               40     5.92             38     6.19
                                                    -------                 -------
        Total interests earning assets                  315     7.35            305     7.17
   Noninterest earning assets                            11                      11
                                                    -------                 -------
     Total average assets                           $   326                 $   316
                                                    =======                 =======

   Interest bearing liabilities:
     Deposits                                       $   218     5.01%       $   210     4.92%
     Borrowings                                          58     5.80             55     6.10
                                                    -------                 -------
        Total interest bearing liabilities              276     5.18            265     5.17
   Noninterest bearing liabilities                        2                      15
   Stockholders' equity                                  48                      36
                                                    -------                 -------
     Total average liabilities and equity           $   326                 $   316
                                                    =======                 =======

   Net interest rate spread                                     2.17%                   2.00%
   Net interest margin                                          2.81%                   2.74%
   Ratio of interest bearing assets to
      interest bearing liabilities                               114%                    115%


        The Company's interest margin increased to 2.81% for the first quarter of 1996 compared with 2.74% for the first quarter of 1995. For the three months ended March 31, 1996, the Company's net interest rate spread increased to 2.17% from 2.00% for the comparable period ended March 31, 1995. For the three months ended March 31, 1996, the Company's yield on interest earning assets was 7.35%, up from 7.17% obtained in the three months ended March 31, 1995. The increase in the interest rate spread during the first quarter of 1996 was the result of higher effective yields on adjustable rate loans and mortgage backed securities and higher average balances of mortgage backed securities.

        For the three months ended March 31, 1996, the Company's net cost of interest bearing liabilities was 5.18%, approximately equal to the 5.17% paid on interest bearing liabilities during the three months ended March 31, 1995. As market interest rates declined during the fourth quarter of 1995, management generally lowered interest rates on new deposit accounts with the intent to reduce the Association's cost of funds. In the second and third quarters of 1996, a high percentage of the Association's certificate of deposit (CD) accounts will mature, and, based on current and anticipated trends in market interest rates, are expected to renew at lower rates. During the quarter ended March 31, 1996, the Association's cost of $175 million of CD accounts declined by 10 basis points from 5.84% to 5.74% due to maturing and renewing CDs.

        The Company's cost of borrowings decreased to 5.80% for the three months ended March 31, 1996, from 6.10% for the quarter ended March 31, 1995. The cost of borrowings trended down during the fourth quarter of 1995 and the first quarter of 1996 in response to declines in market interest rates.

Interest Rate Risk and Sensitivity
- - ----------------------------------

        The sensitivity of earnings to interest rate changes is often measured by the difference, or gap, between the amount of assets and liabilities scheduled to reprice within the same time period expressed as a percentage of assets. Generally, the lower the amount of this gap, the less sensitive are an institution's earnings to interest rate changes. A positive gap means an excess of assets over liabilities repricing during the same period. The Company's gap position at March 31, 1996 is summarized as follows:


                                          Maturity/Rate Sensitivity
(Dollars in millions)          0-6 Months        7-12 Months        1-3 Years       Over 3 Years
                               ----------        -----------        ---------       ------------
Cumulative gap,
  interest earning assets
  over interest bearing
   liabilities                  $   17           $    (19)          $   (35)           $   45

Cumulative gap, as a
  percent of total assets         5.49%             (6.00%)          (11.06%)           13.97%


Provision for Loan Losses
- - -------------------------

        The provision for loan losses for the three months ending March 31, 1996 was $22,000 compared to $40,000 for the corresponding period during 1995. The provision resulted in a total allowance for loan losses of $1,357,000 or .60% of total loans at March 31, 1996 compared to an allowance for loan losses of $1,362,000, or .59% of total loans, at December 31, 1995. Nonperforming assets, consisting of nonaccrual loans and real estate owned, declined to $2.8 million, or 1.24% of total loans at March 31, 1996, compared to $3.2 million, or 1.40% of total loans at December 31, 1995.
(See "-Financial Condition.") The Association acquired a real estate property through foreclosure with an outstanding loan balance of $117,000 during the first quarter of 1996.

Noninterest Income
- - ------------------

        Noninterest income recorded by the Association decreased from $274,000 for the three months ended March 31, 1995 to $160,000 for the three months ended March 31, 1996, primarily due to a significant decline in annuity sales and several write-offs of customer receivables recorded by Portola Investment Corporation. Portola, a California corporation wholly owned by the Association, is currently engaged on an agency basis in the sale of insurance, mutual funds and annuity products primarily to the Association's customers and members of the local community. Management is pursuing an active marketing campaign to increase sales during the second quarter of 1996.

The decline in commission revenues during the first three months of 1996 was partially offset by gains from the sale of mortgage backed securities of $70,000. For the quarter ended March 31, 1996, customer service charges amounted to $81,000, compared to $72,000 for the corresponding period a year earlier. This reflects an increase in customer service fees, primarily overdraft charges, enacted during the third quarter of 1995.

General and Administrative Expenses
- - -----------------------------------

        General and administrative expenses incurred by the Company increased 6.8% to $1.8 million for the three month period ended March 31, 1996, from $1.7 million for the same period in 1995. The increases in 1996 were primarily attributable to increased professional fees as well as costs associated with becoming a publicly held entity, which was partially offset by a $40,000 decrease in compensation and benefit expense.

FINANCIAL CONDITION.
- - --------------------

        Total assets of the Company were $318.9 million at March 31, 1996, compared to $329.8 million at December 31, 1995, a decrease of $10.9 million or 3.3%, primarily due to the sale of mortgage backed securities. During 1995, the Company pooled and securitized $15.0 million of its one- to four-family loans and received mortgage backed securities in exchange. In February 1996, in an effort to reduce interest rate risk and position the Company for improved future earnings, $8.5 million of the lowest yielding securitized loan pools were sold. Proceeds from the sale were used to reduce borrowings. The Company recognized a net gain of $70,000 on the sale.

        Loans receivable were $226.0 million, or 70.9% of the Company's total assets, at March 31, 1996. Substantially all of the Company's loans are secured by real estate. At March 31, 1996, the loan portfolio was composed of 63% adjustable rate and 37% fixed rate loans, unchanged from December 31, 1995. At March 31, 1996, $130.5 million, or 58% of loans receivable, were adjustable within one year. The Company's loan growth continues to be primarily in one- to four-family mortgage loans, which represented 88% of the loan portfolio at March 31, 1996. The Association originated $8.4 million in loans during the three months ended March 31, 1996, as compared to $6.4 million for the three months ended March 31, 1995.

        At March 31, 1996, nonperforming assets were $2.8 million, or .89% of total assets, compared to $3.2 million, or .97% of assets at December 31, 1995. Nonaccrual loans totaled $2.7 million, or 1.19% of loans receivable. Nonaccruing loans consisted of $1.8 million of loans delinquent 90 days or more and $900,000 of loans less than 90 days delinquent but identified as having risk characteristics indicating that the collection of interest and/or principal may not occur under the contractual terms of the loan agreements. At March 31, 1996, the Company had one foreclosed property representing real estate owned totaling $117,000, and no restructured loans. The Association's nonperforming loans are secured primarily by one-to four-family residences located in the Association's primary market area.

        The Office of Thrift Supervision regulations require all institutions to classify their problem assets in one of three categories, substandard, doubtful, and loss, and provide specific or general valuation allowances when necessary and appropriate. (Assets that do not warrant classification but deserve special attention are designated as "special mention" or "watch" and require no valuation allowances.) Management monitors the Association's assets regularly and classifies any problem assets. The Association's classified assets consist of foreclosed residential properties, nonperforming assets, and assets that are performing in accordance with their contractual terms but are classified as substandard because they exhibit one or more well-defined weaknesses. The following schedule presents the Association's classified assets at March 31, 1996 and December 31, 1995 (in thousands):


                                        March 31, 1996      December 31, 1995
                                        --------------      -----------------
Assets classified as:
        Substandard                       $   5,017               $   5,998
        Doubtful                                 22                       0
        Loss                                      0
                                            -------
        Total classified assets           $   5,039               $   5,998
                                            =======                 =======

Classified assets as a
   percentage of total assets                  1.58%                   1.82%


        The Association's investment in FHLB stock increased slightly during the three months ended March 31, 1996 to $2.7 million from $2.5 million at December 31, 1995. The increase was due to the purchase of stock pursuant to a statutory provision requiring the Association, as a member of the FHLB System, to invest in stock of the FHLB of San Francisco, in an amount equal to 1% of its net outstanding home loans or 5% of its outstanding advances from the FHLB, whichever is higher.

        During the three months ended March 31, 1996, the Company's liabilities decreased to $271.1 million at March 31, 1996 from $282.2 million at December 31, 1995. The decrease in liabilities was attributable to decreases in borrowings, from $63.9 million at December 31, 1995 to $46.1 million at December 31, 1995. The Company repaid $17.0 million of FHLB advances and $713,000 of reverse repurchase agreements during the first three months of 1996, primarily due to substantial cash inflows into savings deposits accounts. In addition, the Association utilized proceeds from the sale of mortgage backed securities to pay down borrowings. The Company utilizes FHLB advances and reverse repurchase agreements as part of its asset and liability management objectives.

        During the three months ended March 31, 1996, savings deposits grew to $222.7 million, a $7.4 million or 3.4% increase from December 31, 1995. The increase included $2.3 million of low-cost checking and money market accounts, with the remaining $5.1 million of the growth primarily in CD accounts. The Company's management continues to pursue its strategy of increasing low cost transaction accounts (consisting of checking, passbook, and money market accounts) by actively marketing those accounts.

        Deposits of the Association are presently insured by the Savings Association Insurance Fund ("SAIF"). Both the SAIF and Banking Insurance Fund ("BIF") are statutorily required to be recapitalized to 1.25% of insured reserve deposits ratio. Until recently, members of the SAIF and Banking Insurance Fund ("BIF") were paying average deposit insurance premiums of between 24 and 25 basis points. During the second half of 1995, the BIF met the required reserve ratio, and the FDIC adopted a new BIF assessment rate which, beginning in 1996, will allow most BIF members to pay a statutory minimum semiannual assessment of $1,000. The existing assessment rate schedule applicable to SAIF member institutions is 23 to 31 basis points.

        Legislative initiatives regarding the recapitalization of the SAIF of the Federal Deposit Insurance Corporation ("FDIC"), deposit insurance premiums, FICO bond interest payments, the merger of SAIF and BIF, financial industry regulatory structure, bad debt recapture and revision of thrift and bank charters are still pending before Congress. Management cannot predict the ultimate impact any final legislation or regulatory actions may have on the operations of the Company. Without passage of legislation addressing the FDIC insurance premium disparity, the Association, like other thrifts, will continue to pay deposit insurance premiums significantly higher than banks. As long as such premium differential continues, it may have adverse consequences on the Company's earnings and the Company may be placed at a substantial competitive disadvantage to commercial banking organizations insured by the BIF.

        The Association paid SAIF deposit insurance premiums of $137,000 during the quarter ended March 31, 1996, unchanged from the amount paid during the first quarter of 1995. A significant special assessment to recapitalize the SAIF would likely have an adverse effect on the operating expenses and results of operations of the Association. Based on the Association's estimated deposit insurance assessment base at December 31, 1995 and an assumed 85 to 90 basis point fee to recapitalize the SAIF, the special assessment would result in a $1.0 million to $1.1 million payment on an after-tax basis.

        At March 31, 1996, shareholders' equity was $47.8 million, compared to $47.6 million at December 31, 1995. The increase was primarily due to first quarter net income which was partially offset by a $226,000 reduction in equity due to net unrealized losses on securities available for sale at March 31, 1996. Tangible book value per share of Monterey Bay Bancorp, Inc. common stock was $14.92 at March 31, 1996, compared to $14.88 at December 31, 1995.

Capital and Regulatory Standards
- - --------------------------------

        The following schedule presents the prescribed minimum capital requirements for the Association at March 31, 1996, the actual amount of capital, and the amount of excess (dollars in thousands):

                                     Minimum          Actual
                                   Requirement        Amount         Excess
                                   -----------        ------         ------
Risk-based capital                     $12,889       $39,384        $26,495
% of risk-weighted assets                8.00%        24.45%         16.45%

Core capital                           $ 9,280       $38,050        $28,770
% of risk-weighted assets                3.00%        12.30%          9.30%

Tangible capital                       $ 4,631       $37,475        $32,844
% of risk-weighted assets                1.50%        12.14%         10.64%


        The OTS has incorporated an interest rate risk component into its regulatory capital rule, under which savings associations with "above normal" interest rate risk exposure would be subject to a deduction from total risk-based capital. In August 1994, the OTS issued a final regulation adding the interest rate risk component to its risk-based capital standard. Implementation of the final regulation has been delayed. The delay provides an opportunity to assess any further guidance from other federal banking agencies regarding their planned implementation of a capital deduction.

        The regulation will require a savings institution to maintain capital in an amount equal to one-half the difference between the institution's measured interest rate risk and 2% of the market value of the institution's assets. Interest rate risk is to be measured on the market value of its assets, based on a hypothetical 200 basis point change in interest rates. The credit risk component of the risk-based capital standard will remain unchanged at 8% of risk-weighted assets. Institutions with measured interest rate risk less than or equal to 2% will not be required to maintain additional capital. If the Association were subject to adding an interest rate risk component to its risk-based capital standard, management believes that based on the Association's interest rate risk profile, the Association would continue to substantially exceed minimum risk-based capital requirements.

        OTS prompt corrective action ("PCA") regulations include five capital tiers ranging from well-capitalized to critically undercapitalized. Well-capitalized institutions are not subject to any PCA-related constraints under these regulations. As the following table shows, under these regulations, the Association met the definition of a well capitalized institution at March 31, 1996 and December 31, 1995.

                                Total         Tier One          Leverage
                             Risk-Based      Risk-Based    (Core Capital)
                            Capital Ratio   Capital Ratio          Ratio
                            -------------   -------------   ------------

Minimum requirements:
Well capitalized                 10.00%           6.00%          5.00%

Association actual:
    December 31, 1995            24.42%          23.57%         11.83%
    March 31, 1996               24.45%          23.62%         12.30%


Liquidity
- - ---------

        The Association's primary sources of cash flows are savings deposits, loan repayments and borrowings. The cash needs of the Association are principally related to loan disbursements, savings withdrawals and noninterest expenses. The Association's liquidity position refers to the extent to which the Association's cash flows are sufficient to meet its current and long-term cash requirements.

        The Association, like other savings associations, is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of United States Treasury and federal agency securities and other investments, generally having maturities of five years or less. The OTS has the authority to raise or lower the required liquidity level in order to promote a stable supply of mortgage credit. Currently, the regulatory requirement for liquid assets each month is 5% of an institution's average daily balance of net withdrawable accounts and certain short-term borrowings during the preceding calendar quarter. At March 31, 1996, the Association's liquidity ratio was 5.86%, compared to 5.63% at December 31, 1995.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

           The Association is involved as plaintiff or defendant in various legal actions incident to its business, none of which is believed by management to be material to the financial condition of the Association.

Item 2.  Changes in Securities.
         ----------------------

            None.

Item 3.  Defaults Upon Senior Securities.
         --------------------------------

            None.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

            None.

Item 5.  Other Information.
         ------------------

            None.

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         (a) Exhibit 3(i) - Certificate of Incorporation of Monterey Bay Bancorp, Inc., incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended
             March 31, 1995.

             Exhibit 3(ii) - Bylaws of Monterey Bay Bancorp, Inc., incorporated by reference to the Company's Quarterly
             Report on Form 10-Q for the quarter ended March 31, 1995.

             Exhibit 11.0 - Computation of per share earnings (filed herewith).

             Exhibit 27.0 - Financial data schedule.

         (b) Reports on Form 8-K - No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1995.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



            MONTEREY BAY BANCORP

Date          May 9, 1996                    By /s/ Marshall G. Delk
    ----------------------------                --------------------
                                                Marshall G. Delk, President and
                                                Chief Operating Officer

Date          May 9, 1996                    By /s/ Deborah R. Chandler
    ----------------------------                -----------------------
                                                Deborah R. Chandler,
                                                Senior Vice President, Treasurer
                                                and Chief Financial Officer