Form 10-Q
period 1996-06-30
MONTEREY BAY BANCORP INC
filed 1996-08-14
CIK 930429

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(MARK ONE)


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                      OR

[_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO __________

                        COMMISSION FILE NUMBER 0-24842

                          MONTEREY BAY BANCORP, INC.
- - --------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE                                                          77-0381362
- - --------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION             (I.R.S. EMPLOYER IDENTIFICATION NO.)
OF INCORPORATION OR ORGANIZATION)

36 BRENNAN STREET, WATSONVILLE, CALIFORNIA                               95076
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

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.   YES   X     NO_______.
                                                ------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: 3,593,750 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, WERE OUTSTANDING AS OF AUGUST 9, 1996.

                          MONTEREY BAY BANCORP, INC.

                                     INDEX

PART I.   FINANCIAL INFORMATION                                                                                PAGE
          ---------------------                                                                                ----
          Item 1.   Consolidated Statements of Financial Condition as of
                    June 30, 1996 and December 31, 1995......................................................    1

                    Consolidated Statements of Operations for the
                    Three and Six Months Ended June 30, 1996 and 1995........................................    2

                    Consolidated Statement of Stockholders' Equity for the
                    Six Months Ended June 30, 1996...........................................................    3

                    Consolidated Statements of Cash Flows for the
                    Six Months Ended June 30, 1996 and 1995..................................................    4

                    Notes to Consolidated Financial Statements...............................................    6

          Item 2.   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations................................................................    8

PART II.  OTHER INFORMATION
          -----------------

          Item 1.   Legal Proceedings........................................................................   19

          Item 2.   Changes in Securities....................................................................   19

          Item 3.   Defaults Upon Senior Securities..........................................................   19

          Item 4.   Submission of Matters to a Vote of Security Holders......................................   19

          Item 5.   Other Information........................................................................   19

          Item 6.   Exhibits and Reports on Form 8-K.........................................................   19

SIGNATURES...................................................................................................   20

Item 1.  FINANCIAL STATEMENTS.
- - -----------------------------

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 1996 AND DECEMBER 31, 1995 (dollars in thousands)
- - --------------------------------------------------------------------------------

                                                                           June 30,      December 31,
                                                                            1996            1995
                                                                        -------------   -------------
ASSETS
Cash and due from depository institutions                                   $  5,490        $  4,217
                                                                             -------        --------
  Total cash and cash equivalents                                              5,490           4,217

Certificates of deposit                                                          295             782
Loans held for sale, at market                                                    90              92
Securities available for sale:
 Mortgage backed securities (cost of
  $35,936 at June 30, 1996 and
  $52,004 at December 31, 1995)                                               35,881          52,417
 Investment securities (cost of
  $34,614 at June 30, 1996 and
  $31,110 at December 31, 1995)                                               34,217          30,990
Securities held to maturity:
 Mortgage backed securities (market
  value of $178 at June 30, 1996 and
  $199 at December 31, 1995)                                                     189             205
 Investment securities (market value
  of $797 at June 30, 1996 and
  $797 at December 31, 1995)                                                     799             790
Loans receivable held for investment
  (net of allowance for loan losses
  at June 30, 1996, $1,348; and at
  December 31, 1995, $1,362)                                                 228,567         228,387
Federal Home Loan Bank stock, at cost                                          2,751           2,542
Premises and equipment, net                                                    3,909           4,030
Accrued interest receivable                                                    2,078           2,109
Core deposit premiums, net                                                       499             651
Real estate owned                                                                126               0
Other assets                                                                   2,456           2,556
                                                                            --------        --------
TOTAL ASSETS                                                                $317,347        $329,768
                                                                            ========        ========

LIABILITIES AND STOCKHOLDERS EQUITY
LIABILITIES:
 Savings deposits                                                          $219,051         $215,284
 Federal Home Loan Bank advances                                             35,632           46,520
 Securities sold under agreements to
 repurchase                                                                  13,969           17,361
 Accounts payable and other                                                   1,896            2,999
 liabilities                                                                -------         --------
  Total liabilities                                                         270,548          282,164
                                                                            -------         --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value,
  2,000,000 shares authorized and
  unissued                                                                         0               0
 Common stock, $.01 par value,
  9,000,000 shares authorized;
  3,593,750 shares issued and
  outstanding at June 30, 1996                                                    36              36
 Additional paid-in capital                                                   27,069          27,037
 Unearned shares held by employee
 Stock ownership plan                                                         (1,955)         (2,070)
 Treasury stock                                                               (3,488)         (2,201)
 Retained earnings, substantially
  restricted                                                                  25,401          24,633
 Unrealized gain (loss) on securities
  available for sale, net of taxes                                              (264)            169
                                                                             -------        --------
  Total stockholders' equity                                                  46,799          47,604
                                                                             -------        --------
TOTAL LIABILITIES AND STOCKHOLDERS'                                         $317,347        $329,768
EQUITY                                                                      ========        ========

See notes to consolidated financial statements.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
(Dollars in thousands except per share amounts)
- - -------------------------------------------------------------------------------

                               Three Months Ended              Six Months Ended
                                    June 30,                       June 30,
                               ------------------              ----------------
                                 1996      1995                 1996     1995
INTEREST INCOME:
  Loans receivable             $ 4,420    $ 4,407             $ 8,848   $ 8,996
  Mortgage backed
   securities                      636        381               1,408       663
  Other investment
   securities                      625        784               1,218     1,375
                                ------     ------             -------   -------

     Total interest income       5,681      5,572              11,474    11,034
                                ------     ------             -------   -------

INTEREST EXPENSE:
  Savings deposits               2,672      2,619               5,411     5,163
  FHLB advances and other
   borrowings                      703        913               1,542     1,741
                                ------     ------             -------   -------

     Total interest expense      3,375      3,532               6,953     6,904
                                ------     ------             -------   -------
NET INTEREST INCOME BEFORE
 PROVISION FOR LOAN LOSSES       2,306      2,040               4,521     4,130

PROVISION FOR LOAN LOSSES            0         65                  22       105
                                ------     ------             -------   -------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES       2,306      1,975               4,499     4,025
                                ------     ------             -------   -------
NONINTEREST INCOME:
  Gain (loss) on sale of
   mortgage backed and
    investment securities,
     net                             0       (259)                 70     (259)
  Commissions from annuity
   sales                            85         35                  83      221
  Customer service charges          94         75                 176      146
  Other income, net                 55         30                  65       47
                                ------     ------             -------   -------

     Total                         234       (119)                394      155
                                ------     ------             -------   -------
GENERAL AND ADMINISTRATIVE
 EXPENSE:
  Compensation and
   employee benefits               843        778               1,626     1,600
  Occupancy and equipment          212        230                 435       457
  Deposit insurance
   premiums                        139        124                 276       280
  Data processing fees             118        129                 246       237
  Stationery, Telephone
   and office expenses              85         76                 186       159
  Advertising and promotion         39         45                  69        93
  Amortization of core
   deposit premiums                 76         76                 152       152
  Other                            247        334                 597       527
                                ------     ------             -------   -------

     Total                       1,759      1,792               3,587     3,505
                                ------     ------             -------   -------
INCOME BEFORE INCOME TAX
 EXPENSE                           781         64               1,306       675

INCOME TAX EXPENSE                 332         30                 538       271
                                ------     ------             -------   -------

NET INCOME                     $   449    $    34             $   768   $   404
                                ======     ======             =======   =======

NET INCOME PER SHARE/(1)/      $   .14    $   .01             $   .24   $   .08
                                ======     ======             =======   =======

(1) The Company's common stock was issued February 14, 1995 in connection with the Conversion of Watsonville Federal Savings and Loan Association from mutual to stock form. Net income and common shares outstanding for the period from February 15, 1995 to March 31, 1995 were used to compute net income per share for the six months ended June 30, 1995. See notes to consolidated financial statements.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 1996 (Amounts in thousands)
- - --------------------------------------------------------------------------------


                                                                                                     Unrealized
                                                                                                     Gain (Loss)
                                                                                                    on Securities
                                                                    Common                            Available
                                Common Stock /(1)/    Additional     Stock                            for Sale
                              --------------------     Paid-In     Acquired   Treasury    Retained    (Net of
                                Shares    Amount       Capital     by ESOP     Stock      Earnings     Taxes)     Total
                              ---------------------------------------------------------------------------------------------

Balance at
December 31, 1995               3,594     $   36      $27,037      $(2,070)   $(2,201)    $24,633     $  169     $47,604

Purchase of
  treasury stock /(2)/                                                         (1,287)                            (1,287)

Earned ESOP shares                                         32          115                                           147

Change in
  unrealized gain
  (loss) on securities
  available for sale,
  net of taxes                                                                                          (433)       (433)

Net income                                                                                    768                    768
                              ---------------------------------------------------------------------------------------------
Balance at
June 30, 1996                   3,594     $   36      $27,069      $(1,955)   $(3,488)    $25,401     $ (264)    $46,799
                              =============================================================================================

/(1)/ Number of shares of common stock includes 287,500 shares which are pledged as security for a loan to the Association's ESOP, of which 28,750 were earned at December 31, 1995 and 43,125 were earned at June 30, 1996.
/(2)/ The Company repurchased 179,687 shares of Company common stock in 1995 and an additional 107,000 shares in 1996.


See notes to consolidated financial statements.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1996 AND 1995 (Dollars in thousands)
- - --------------------------------------------------------------------------------

                                                                                       SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                -----------------------------
                                                                                    1996             1995
                                                                                ------------     ------------
OPERATING ACTIVITIES                                                               $   768         $    404
 Net income
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and Amortization on premises and equipment                             175              183
   Amortization of core deposit premium                                                152              152
   Amortization of premiums, net of (discounts)                                        372              134
   Loan origination fees deferred, net                                                  88              117
   Amortization of deferred loan fees                                                 (108)            (306)
   Provision for loan losses                                                            22              105
   Compensation expense related to ESOP shares released                                148               -
   (Gain) loss on sale of mortgage backed securities and
    investment securities                                                              (70)             259
   Charge-off on loans transferred to real estate owned                                (36)             (81)
   Loss on sale of fixed assets                                                          1               -
   Originations of loans held for sale                                              (1,464)          (8,692)
   Proceeds from sale of loans originated for sale                                   1,466           17,728
   Increase (decrease) in income taxes payable and deferred income taxes               238             (361)
   (Increase) decrease in other assets                                                (214)             977
   Decrease (increase) in interest receivable                                           32             (475)
   (Decrease) increase in accounts payable and other liabilities                      (843)             750
                                                                                   -------          -------

     Net cash provided by operating activities                                         727           10,894
                                                                                   -------          -------

INVESTING ACTIVITIES:
 Loans originated for portfolio                                                    (17,686)         (15,154)
 Principal payments on loans receivable                                             17,402            9,940
 Purchases of mortgage backed securities held to maturity                               -               (69)
 Purchases of mortgage backed securities available for sale                             -           (18,001)
 Proceeds from sales of mortgage backed securities available for sale                8,428           13,745
 Paydowns on mortgage backed securities                                              7,503              897
 Purchases of investment securities held to maturity                                    -              (609)
 Purchases of investment securities available for sale                              (9,522)         (27,219)
 Proceeds from maturities of investment securities                                   6,000            2,300
 Purchases of premises and equipment, net                                              (56)            (115)
 Decrease in certificates of deposit                                                   486              292
 (Purchases) redemptions of FHLB stock                                                (209)             670
                                                                                   -------          -------

     Net cash provided by (used in) investing activities                            12,346          (33,323)
                                                                                   -------          -------

MONTEREY BAY BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1996 AND 1995 (Dollars in thousands)
- - --------------------------------------------------------------------------------

                                                                                       SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                -----------------------------
                                                                                    1996             1995
                                                                                ------------     ------------
FINANCING ACTIVITIES:
  Net increase (decrease) in savings deposit                                      $  3,767         $ (1,438)
  Repayments on federal home loan bank advances, net                               (10,888)         (17,950)
  Proceeds from repayments of reverse repurchase agreements, net                    (3,392)          13,653
  Proceeds from the sale of common stock                                                 -           24,831
  Purchases of treasury stock                                                       (1,287)               0
                                                                                   -------          -------

     Net cash provided by (used in) financing activities                           (11,800)          19,096
                                                                                   -------          -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 1,273           (3,333)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     4,217            7,452
                                                                                   -------          -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $  5,490         $  4,119
                                                                                  ========         ========


CASH PAID DURING THE PERIOD FOR:

  Interest on savings deposits and advances                                       $  7,051         $  6,906

  Income taxes                                                                         324              625

NONCASH INVESTING ACTIVITIES:

  Loans transferred to held for investment, at market value                              -            7,385

  Transfer of loans to real estate owned                                               126              297

See notes to consolidated financial statements.

                          MONTEREY BAY BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information. Accordingly, the adequacy of the disclosure contained herein has been determined with the presumption that the users of these interim financial statements have read or have access to the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Only material changes in financial condition and results of operations are discussed in the remainder of
Part I of this Quarterly Report.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company's consolidated financial condition at June 30, 1996, and the results of operations for the three and six months ended June 30, 1996, and cash flows for the six months ended June 30, 1996. All significant intercompany balances and transactions have been eliminated in consolidation. Results of operations for any interim period are not necessarily indicative of the operating results that may be expected for any other interim period or for the entire year.

     Effective December 1995, the Company adopted Statement of Financial Accounting Standards No. 122 ("SFAS 122"), Accounting for Mortgage Servicing Rights. SFAS 122 allows financial institutions that originate mortgages and sell them into the secondary market to recognize the retained right to service the loans. This rule amends SFAS 65, which permitted only purchased mortgage servicing rights to be recognized as an asset. SFAS 122 makes no distinction between purchased and originated mortgage servicing rights. The adoption of SFAS 122 has not had a material impact on the Company's operations.

     Effective January 1996, the Company adopted Statement of Position ("SOP") 94-6, Disclosure of Certain Significant Risks and Uncertainties, issued by the American Institute of Certified Public Accountants in December 1994. SOP 94-6 supplements disclosure requirements for risks and uncertainties existing as of the date of the financial statements in the following areas: (a) nature of operations, (b) use of estimates in the preparation of financial statements, (c) certain significant estimates and (d) current vulnerability due to certain concentrations.

     Effective January 1996, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. However, SFAS 121 does not apply to financial instruments, core deposit intangibles, mortgage and other servicing rights or deferred tax assets. Adoption of this statement has not had a material impact on the Company's operations.

     In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards No. 123 ("SFAS 123"), Accounting for Stock Based Compensation which establishes accounting and disclosure requirements using a fair value based method of accounting for stock based employee compensation plans. Under SFAS 123, beginning in 1996 the Company may either adopt the new fair value based accounting method or continue the intrinsic value based method and provide pro forma net income and earnings per share as if the accounting provisions of SFAS 123 had been adopted. The Company has adopted only the disclosure requirements of SFAS 123; therefore, such adoption will have no effect on the Company's consolidated net earnings or cash flows.

     In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods covered. Actual results could differ significantly from those estimates and assumptions.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          -------------------------------------------------------------
          AND FINANCIAL CONDITION.
          -----------------------

          On February 14, 1995, Watsonville Federal Savings and Loan Association (the "Association") converted from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association. Monterey Bay Bancorp, Inc. (the "Company") was formed for the purpose of becoming a savings association holding company and acquiring all of the capital stock of the Association. On February 15, 1995, the Company began trading on the Nasdaq National Market under the symbol "MBBC." All amounts prior to the completion of the conversion relate to the Association.

          The Association is a community-oriented savings institution which attracts deposits from the general public in the areas in which its branches are located and invests such deposits and other available funds primarily in mortgage loans secured by one-to-four family residences. To a lesser extent, the Association invests in commercial real estate, construction, land and other loans. At June 30, 1996 the Association operated six branch offices located in Santa Cruz, Monterey, and Santa Clara counties, and one real estate loan office.

RESULTS OF OPERATIONS

          The Company recorded net income of $768,000 for the six months ended June 30, 1996, compared to $404,000 for the same period last year. Net income for the three months ended June 30, 1996 was $449,000, compared to $34,000 for the quarter ended June 30, 1995. Included in net income for the six months and quarter ended June 30, 1995 is a loss of $149,000 (net of income taxes of $110,000) resulting from the sale of mortgage backed securities.

          Fully diluted earnings per share were $.24 for the six months ended June 30, 1996, compared to $.08 for the similar period in 1995. For the quarter ended June 30, 1996, fully diluted earnings per share were $.14, compared to $.01 for the quarter ended June 30, 1995. The earnings per share computation for the six months ended June 30, 1995 is based on earnings from February 14, 1995, the date of the completion of the conversion of the association.

          The improvement in earnings, exclusive of the non-recurring item noted above, in the three and six months ended June 30, 1996, compared to the same periods last year, reflects higher net interest income and increased revenue from customer service charges and mortgage loan servicing income in 1996.

Net Interest Income

          A primary component of the Company's ongoing profitability is net interest income, which represents the difference between interest and dividend income on interest earning assets (principally loans and investment securities) and the interest expense, or cost of funds, on interest bearing liabilities (principally deposits and, to a lesser extent, federal home loan bank (FHLB) advances and reverse repurchase agreements). The Company's net interest income and net interest margin, which is defined as net interest income divided by average interest earning assets, are affected by the general interest rate environment, asset growth, asset and liability composition, and nonaccrual loans.

          Net interest income before provision for loan losses rose 9.5% from $4.1 million for the first six months of 1995 to $4.5 million for the six months ended June 30, 1996. For the quarter ended June 30, 1996, net interest income before provision for loan losses was $2.3 million, an increase of 13.0% from $2.0 million recorded in the second quarter of 1995. The increases were primarily due to higher yields on mortgage loans, and reduced deposit rates and borrowing costs reflective of a more favorable interest rate environment.

          Total interest income increased 4.5% to $11.5 million for the six months ended June 30, 1996 from $11.0 million for the first six months of 1995. For the quarter ended June 30, 1996, total interest income was $5.7 million, compared to $5.5 million for the second quarter of 1995. The upward repricing of a portion of the Association's portfolio of adjustable rate mortgage loans was partially responsible for this increase. In addition, interest income from mortgage backed securities increased substantially in 1996 due to management's decision, in 1995, to leverage the balance sheet through the purchase of mortgage backed securities funded by borrowings. This strategy resulted in a volume-related increase of $745,000 in interest income for the first six months of 1996 compared to the similar period a year ago.

          Increases and decreases to nonaccrual loan levels did not significantly affect interest income during the six months and three months ended June 30, 1996 and 1995 because the ratio of average nonaccrual loans to average loans remained relatively stable during the related periods.

          The Company recorded total interest expense of $7.0 million for the six months ended June 30, 1996, slightly higher than $6.9 million recorded for the similar period in 1995. Total interest expense declined 4.5% to $3.4 million for the quarter ended June 30, 1996, from $3.5 million for the quarter ended June 30, 1995. This reduction was primarily due to a relatively stable market interest rate environment which allowed management to lower interest rates paid to its customers while retaining and rolling over a majority of the maturing funds. During the second quarter of 1996, $51.1 million of the Association's high-cost certificate of deposit accounts matured, representing approximately 19% of the Company's total interest bearing liabilities. The subsequent renewal of the majority of these deposits at lower current market interest rates resulted in reduced interest expense and a decline in the Company's cost of funds for the second quarter of 1996.

          The changes in net interest income for the six months and quarter ended June 30, 1996 compared with the corresponding period in 1995 are analyzed in the following table. The table shows the changes by major component, setting forth changes attributable to changes in volume, changes attributable to changes in interest rates and the net effect of both (in thousands):

                                           Six Months Ended June 30,
                                            1996 Compared with 1995
                                              Increase (Decrease)
                                  ---------------------------------------
                                       Volume        Rate         Net
                                       ------        ----         ---
Interest income:
    Loans                              $ (522)        374         (148)
    Mortgage backed securities            753          (8)         745
    Investment Securities                 (84)        (73)        (157)
                                       ------        ----        -----
                                          147         293          440
                                       ------        ----        -----
Interest expense:
    On customer deposits                  186          62          248
    On borrowings                        (112)        (87)        (199)
                                       ------        ----        -----
                                           74         (25)          49
                                       ------        ----        -----

Change in net interest income          $   73         318          391
                                       ======        ====        =====

                                          Three Months Ended June 30,
                                           1996 Compared with 1995
                                             Increase (Decrease)
                                  ---------------------------------------
                                       Volume        Rate         Net
                                       ------        ----         ---
Interest income:                       $ (229)        242           13
    Loans                                 239          16          255
    Mortgage backed securities           (144)        (15)        (159)
    Investment Securities              ------        ----        -----
                                         (134)        243          109
                                       ------        ----        -----

Interest expense:                          77         (24)          53
    On customer deposits                 (169)        (41)        (210)
    On borrowings                      ------        ----        -----
                                          (92)        (65)        (157)
                                       ------        ----        -----

                                        $ (42)        308          266
Change in net interest income           =====        ====        =====

          Average assets and liabilities together with average interest rates earned and paid for the six months and three months ended June 30, 1996 and 1995 are summarized as follows (dollars in millions):

                                                         SIX MONTHS ENDED JUNE 30,
                                                         -------------------------
                                                         1996               1995
                                                         ----               ----
                                                   AVERAGE  YIELD/      AVERAGE  YIELD/
                                                   BALANCE   RATE       BALANCE   RATE
                                                   -------  ------      -------  ------
    Interest earning assets:
      Loans                                           $229    7.73%        $245    7.33%
      Mortgage backed securities                        42    6.68           20    6.72
      Investment securities                             39    6.18           43    6.66
                                                      ----                 ----
        Total interest earning assets                  310    7.39          308    7.17
    Noninterest earning assets                          11                    9
                                                      ----                 ----
     Total assets                                     $321                 $317
                                                      ====                 ====

    Interest bearing liabilities:
      Deposits                                        $219    4.94%        $209    4.98%
      Borrowings                                        53    5.78           58    6.07
                                                      ----                 ----
       Total interest bearing liabilities              272    5.11          267    5.22
    Noninterest bearing liabilities                      2                    8
    Stockholders' equity                                47                   42
                                                      ----                 ----
      Total liabilities and stockholders' equity      $321                 $317
                                                      ====                 ====

    Net interest rate spread                                  2.28%                1.95%
    Net interest margin                                       2.91%                2.68%
    Ratio of interest bearing assets to
     interest bearing liabilities                              114%                 115%

                                                        THREE MONTHS ENDED JUNE 30,
                                                        ---------------------------
                                                          1996              1995
                                                          ----              ----
                                                   AVERAGE  YIELD/      AVERAGE  YIELD/
                                                   BALANCE    RATE      BALANCE    RATE
                                                   -------  ------      -------  ------
    Interest earning assets:
      Loans                                           $229    7.73%        $242    7.30%
      Mortgage backed securities                        38    6.72           23    6.55
      Investment securities                             39    6.37           49    6.45
                                                      ----                 ----
        Total interest earning assets                  306    7.43          314    7.11
    Noninterest earning assets                          10                    8
                                                      ----                 ----
     Total assets                                     $316                 $322
                                                      ====                 ====

    Interest bearing liabilities:
      Deposits                                        $219    4.87%        $209    5.02%
      Borrowings                                        49    5.75           60    6.06
                                                      ----                 ----
       Total interest bearing liabilities              268    5.03          269    5.25
    Noninterest bearing liabilities                      1                    4
    Stockholders' equity                                47                   49
                                                      ----                 ----
      Total liabilities and stockholders' equity      $316                 $322
                                                      ====                 ====

    Net interest rate spread                                  2.40%                1.86%
    Net interest margin                                       3.02%                2.68%

    Ratio of interest bearing assets to
     interest bearing liabilities                              114%                 117%


          The Company's net interest margin increased to 3.02% for the second quarter of 1996 compared with 2.68% for the second quarter of 1995. For the six months and quarter ended June 30, 1996, the Company's net interest rate spread increased to 2.28% and 2.40%, respectively, from 1.95% and 1.86% for the comparable periods ended June 30, 1995. The Company's net interest margin improved during the first half of 1996 due to a decline in the Company's cost of funds and an increase in the yield on interest earning assets.

          For the six months ended June 30, 1996, Company's yield on interest earning assets was 7.39%, up from 7.17% obtained in the six months ended June 30, 1995, primarily due to increased yields on loans receivable.

          For the six months ended June 30, 1996, the Company's net cost of interest bearing liabilities was 5.11%, compared to 5.22% for the same period a year ago, due to decreases in the cost of deposits and borrowings. In the third quarter of 1996, a high percentage of the Association's remaining higher-costing certificate of deposit accounts will mature, and, based on current and anticipated trends in market interest rates, are expected to renew at lower rates. During the quarter ended June 30, 1996, the Association's cost of certificate of deposit accounts due to maturing and renewing certificates of deposit.

          The Company's cost of borrowings decreased to 5.78% and 5.75%, respectively, for the six months and quarter ended June 30, 1996, from 6.07% and 6.06%, respectively, for the similar periods in 1995. The cost of borrowings trended down for the third consecutive quarter in response to declines in market interest rates.

Interest Rate Risk And Sensitivity

          The sensitivity of earnings to interest rate changes is often measured by the difference, or gap, between the amount of assets and liabilities scheduled to reprice within the same time period expressed as a percentage of assets. Generally, the lower the amount of this gap, the less sensitive are an institution's earnings to interest rate changes. A positive gap means an excess of assets over liabilities repricing during the same period. The Company's gap position at June 30, 1996 is summarized as follows:

                                          MATURITY/RATE SENSITIVITY
(DOLLARS IN MILLIONS)          0-6 MONTHS        7-12 MONTHS        1-3 YEARS        OVER 3 YEARS
                               ----------        -----------        ---------        ------------
Cumulative gap,
 interest earning assets
 over (less than) interest
 bearing liabilities                $   5           $   (22)          $  (37)              $   45

Cumulative gap, as a
 percent of total assets            1.72%            (6.91%)         (11.65%)               13.92%

Provision for Loan Losses

     The Association establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of prior loss experience, the volume and type of lending presently conducted by the Association, industry standards, past due loans, economic conditions in the Association's market area generally and other factors related to the collectibility of the Association's loan portfolio. The provision for loan losses for the six months ended June 30, 1996 was $22,000 compared to $105,000 for the corresponding period during 1995. The provision for loan losses for the quarter ended June 30, 1995 was $65,000; the Company did not record a provision for loan losses for the quarter ended June 30, 1996. The provision resulted in a total allowance for loan losses of $1,348,000 or .59% of total loans at June 30, 1996, compared to an allowance for loan losses of $1,362,000, or .59% of total loans, at December 31, 1995. Nonperforming assets, consisting of nonaccrual loans and real estate owned, declined to $1.6 million, or .68% of total loans at June 30, 1996, compared to $3.2 million, or 1.40% of total loans at December 31, 1995. (see "-Financial Condition.") At June 30, the Association had $125,000 of real estate owned consisting of one property acquired through foreclosure during the first quarter of 1996.

Noninterest Income

     Noninterest income increased to $394,000 and $234,000, respectively, for the six months and quarter ended June 30, 1996, from $155,000 and a negative $119,000 for the similar periods in 1995. Included in noninterest income for the six months and quarter ended June 30, 1995 is a loss of $259,000 resulting from the sale of mortgage backed securities in the second quarter of 1995. The Company recorded a $70,000 gain on the sale of mortgage backed securities during the six months ended June 30, 1996.

      Commissions from annuity sales declined from $221,000 for the first six months of 1995 to $83,000 for the same period in 1996 due to a significant decline in annuity sales and several write-offs of customer receivables recorded by Portola Investment Corporation. Portola, a California corporation wholly owned by the Association, is currently engaged on an agency basis in the sale of insurance, mutual funds and annuity products primarily to the Association's customers and members of the local community. Management plans to pursue an active marketing campaign to increase sales during the remainder of 1996.

     For the six months and quarter ended June 30, 1996, customer service charges amounted to $176,000 and $94,000, respectively, compared to $146,000 and $75,000 for the corresponding periods a year earlier. This reflects an increase in customer service fees, primarily overdraft charges, enacted during the third quarter of 1995, and a significant increase in the number of transaction-related customer deposit accounts during 1996.

General and Administrative Expenses

     General and administrative expenses were $3.6 million and $1.8 million, respectively, for the six months and quarter ended June 30, 1996, approximately unchanged from $3.5 million and $1.8 million recorded for the six months and quarter ended June 30, 1995.

FINANCIAL CONDITION

     Total assets of the Company were $317.3 million at June 30, 1996, compared to $329.8 million at December 31, 1995, a decrease of $12.4 million or 3.8%. The decline in total assets was primarily due to principal repayments on mortgage backed securities and the sale of $8.5 million of mortgage backed securities during the first quarter of 1996.

     Loans receivable were $228.7 million, or 72.1% of the Company's total assets, at June 30, 1996. Substantially all of the Company's loans are secured by real estate. At June 30, 1996, the loan portfolio was composed of 62% adjustable rate and 38% fixed rate loans, approximately unchanged from December 31, 1995. The Company's loan growth continues to be primarily in one- to four-family mortgage loans, which represented 82% of the loan portfolio at June 30, 1996. The Company originated $18.0 million of loans during the six months ended June 30, 1996, primarily adjustable rate loans to be held for investment.

     At June 30, 1996, nonperforming assets were $1.6 million, or 49% of total assets, compared to $3.2 million, or .97% of assets at December 31, 1995. Nonaccrual loans, consisting of all loans delinquent 90 days or more, totaled $1.4 million, or .62% of total loans receivable. At June 30, 1996, the Company had one foreclosed property representing real estate owned totaling $125,000. The Association's nonperforming loans are secured primarily by one-to four-family residences located in the Association's primary market area. At June 30, 1996, the Company had four restructured loans totaling $379,000, all performing in accordance with their contractual terms.

     The Office of Thrift Supervision regulations require all institutions to classify their problem assets in one of three categories, substandard, doubtful, and loss, and provide specific or general valuation allowances when necessary and appropriate. (Assets that do not warrant classification but deserve special attention are designated as "special mention" or "watch" and require no valuation allowances.) Management monitors the Association's assets regularly and classifies any problem assets. The Association's classified assets consist of foreclosed residential properties, nonperforming assets, and assets that are performing in accordance with their contractual terms but are classified as substandard because they exhibit one or more well-defined weaknesses. The following schedule presents the Association's classified assets at June 30, 1996 and December 31, 1995 (in thousands):

                                                  JUNE 30, 1996          DECEMBER 31, 1995
                                                  -------------          -----------------
Assets classified as:
         Substandard                                 $    4,099                 $    5,998
         Doubtful                                            92                          0
         Loss                                                 0                          0
                                                          -----                      -----
         Total classifies assets                     $    5,191                 $    5,998
                                                          =====                      =====

Classified assets as a
 percentage of total assets                               1.64%                      1.82%

     At June 30, assets classified as substandard included $1.4 million of loans past due 90 days or more, $1.4 million of performing loans on property with delinquent real estate taxes, and $1.3 million of loans less than 90 days delinquent but identified as having risk characteristics indicating that the collection of interest and/or principal may not occur under the contractual terms of the loan agreements. At December 31, 1995, substandard loans included $1.5 million of loans past due 90 days or more, $2.8 million of performing loans on property with delinquent real estate taxes, and $1.6 million of performing loans with identified risk characteristics.

     The Association's investment in FHLB stock increased slightly during the three months ended June 30, 1996 to $2.8 million from $2.5 million at December 31, 1995. The increase was due to the purchase of stock pursuant to a statutory provision requiring the Association, as a member of the FHLB system, to invest in stock of the FHLB of San Francisco, in an amount equal to 1% of its net outstanding home loans or 5% of its outstanding advances from the FHLB, whichever is higher.

     During the six months ended June 30, 1996, the Company's liabilities decreased to $270.5 million at June 30, 1996 from $282.2 million at December 31, 1995. The decrease in liabilities was attributable to decreases in borrowings, from $63.9 million at December 31, 1995 to $49.6 million at June 30, 1996. The Company repaid $10.9 million of FHLB advances and $3.4 million of reverse repurchase agreements during the first six months of 1996, partially due to cash inflows into savings deposit accounts. In addition, the Association used proceeds from the sale of mortgage backed securities to pay down borrowings. The Company utilizes FHLB advances and reverse repurchase agreements as part of its asset and liability management objectives.

     During the six months ended June 30, 1996, savings deposits grew to $219.1 million, a $3.8 million or 1.8% increase from December 31, 1995. The deposit growth consisted primarily of increases in low-cost checking and money market accounts. The Company's management continues to pursue its strategy of increasing low cost transaction accounts (consisting of checking, passbook, and money market accounts) by actively marketing those accounts.

     At June 30, 1996, shareholders' equity was $46.8 million, compared to $47.6 million at December 31, 1995. Equity was reduced by $1.3 million due to repurchases of the Company's outstanding common stock pursuant to a previously announced stock repurchase program. Unrealized losses on securities available for sale at June 30, 1996, compared to unrealized gains at December 31, 1995, resulted in a decrease of $433,000 in equity. Tangible book value per share of Monterey Bay Bancorp, Inc. common stock was $15.12 at June 30, 1996, compared to $14.88 at December 31, 1995.

     Deposits of the Association are presently insured by the Savings Association Insurance Fund ("SAIF"). Both the SAIF and Banking Insurance Fund ("BIF") are statutorily required to be recapitalized to 1.25% of insured reserve deposits ratio. Until recently, members of the SAIF and Banking Insurance Fund ("BIF") were paying average deposit insurance premiums of between 24 and 25 basis points. During the second half of 1995, the BIF met the required reserve ratio, and the FDIC adopted a new BIF assessment rate which, beginning in 1996, allowed most BIF members to pay a statutory minimum semiannual assessment of $1,000. The existing assessment rate schedule applicable to SAIF member institutions is 23 to 31 basis points.

     Legislative initiatives regarding the recapitalization of the Federal Deposit Insurance Corporation ("FDIC"), deposit insurance premiums, FICO bond interest payments, the merger of SAIF and BIF, financial industry regulatory structure, and revision of thrift and bank charters are still pending before Congress. Management cannot predict the ultimate impact any final legislation or regulatory actions may have on the operations of the Company. Without passage of legislation addressing the FDIC insurance premium disparity, the Association, like other thrifts, will continue to pay deposit insurance premiums significantly higher than banks. As long as such premium differential continues, it may have adverse consequences on the Company's earnings and the Company may be placed at a substantial competitive disadvantage to commercial banking organizations insured by the BIF.

     The Association paid SAIF deposit insurance premiums of $276,000 and $139,000, respectively, during the six months and quarter ended June 30, 1996, compared to $280,000 and $124,000, respectively, paid during the similar periods in 1995. The increase in the second quarter, 1996 compared to the second quarter, 1995 was primarily due to a higher average balance of savings deposits in 1996. A significant special assessment to recapitalize the SAIF would likely have an adverse effect on the operating expenses and results of operations of the Association. Based on the Association's estimated deposit insurance assessment base at December 31, 1995 and an assumed 85 to 90 basis point fee to recapitalize the SAIF, the special assessment would result in a $1.0 million to $1.1 million payment on an after-tax basis.

     Legislation regarding bad debt recapture has been passed by Congress and sent to the President for signature. The legislation requires recapture of reserves accumulated after 1987. The recapture tax on post 1987 reserves must be paid over a six year period starting in 1996. The payment of the tax can be deferred in each of 1996 and 1997 if an institution originates at least the same average annual principal amount of mortgage loans that it originated in the six years prior to 1996. Management has not assessed the impact this legislation will have on the operations of the Company.

Capital and Regulatory Standards

     The following schedule presents the prescribed minimum capital requirements for the Association at June 30, 1996, the actual amount of capital, and the amount of excess (dollars in thousands):

                                Minimum         Actual
                            Requirement         Amount       Excess
                            -----------         ------       ------
Risk-based capital              $12,988        $39,692      $26,704
% of risk-weighted assets         8.00%         24.45%       16.45%

Core capital                    $ 9,294        $38,440      $29,146
% of risk-weighted assets         3.00%         12.41%        9.41%

Tangible capital                $ 4,639        $37,941      $33,302
% of risk-weighted assets         1.50%         12.27%       10.77%

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

     OTS prompt corrective action ("PCA") regulations include five capital tiers ranging from well-capitalized to critically undercapitalized. Well-capitalized institutions are not subject to any PCA-related constraints under these regulations. As the following table shows, under these regulations, the Association met the definition of a well capitalized institution at June 30, 1996 and December 31, 1995.

                             Total          Tier One        Leverage
                           Risk-Based      Risk-Based    (Core Capital)
                         Capital Ratio   Capital Ratio       Ratio
                         -------------   -------------   -------------
Minimum requirements:
Well capitalized               10.00%           6.00%          5.00%

Association actual:
    December 31, 1995          24.42%          23.57%         11.83%
    June 30, 1996              24.45%          23.68%         12.41%

Liquidity

     The Association's primary sources of cash flows are savings deposits, loan repayments and borrowings. The cash needs of the Association are principally related to loan disbursements, savings withdrawals and noninterest expenses. The Association's liquidity position refers to the extent to which the Association's cash flows are sufficient to meet its current and long-term cash requirements.

     The Association, like other savings associations, is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of United States Treasury and federal agency securities and other investments, generally having maturities of five years or less. The OTS has the authority to raise or lower the required liquidity level in order to promote a stable supply of mortgage credit. Currently, the regulatory requirement for liquid assets each month is 5% of an institution's average daily balance of net withdrawable accounts and certain short-term borrowings during the preceding calendar quarter. At June 30, 1996, the Association's liquidity ratio was 5.68%, compared to 5.63% at December 31, 1995.

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

               None.

Item 3.   Defaults Upon Senior Securities.
          --------------------------------

               None.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

               The Company held its Annual Meeting of Shareholders on May 23, 1996. At the Annual Meeting, the shareholders elected directors William J. Meidl, Steven Franich and Gary L. Manfre to three year terms. Directors Eugene
R. Friend, P.W. Bachan, Edward K. Banks, Donald K. Henrichsen and Louis Resetar, Jr. have terms of office that continued after the Annual Meeting. The shareholders also approved an amendment to the Certificate of Incorporation of the Company to decrease the number of shares of stock the Company is authorized to issue and ratified the appointment of Deloitte & Touche, LLP as independent auditors of the Company for the year ending December 31, 1996.

               The vote on each matter was as follows.


1.  For Directors                                          BROKER
                                FOR        WITHHELD       NON-VOTES

    William J. Meidl          3,120,540     65,995               --

    Steven Franich            3,120,540     65,995               --

    Gary L. Manfre            3,120,540     65,995               --



2.  Other Matters                                                      BROKER
                                FOR        AGAINST       ABSTAIN      NON-VOTES

Approval of an amendment to   2,993,695     23,904        48,936        120,000
the Certificate of
Incorporation of the Company
to decrease the number of
shares of stock the Company
is authorized to issue


Ratification of the           3,126,078     50,204         9,253             --
appointment of Deloitte &
Touche, LLP as independent
auditors for the Company

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

               Exhibit 27.0 - Financial data schedule.

          (b) Reports on Form 8-K - No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1996.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         MONTEREY BAY BANCORP

Date         August 9, 1996              By   /s/ Marshall G.Delk
    -------------------------------           -------------------
                                              Marshall G. Delk, President and
                                              Chief Operating Officer

Date         August 9, 1996              By   /s/ Deborah R Chandler
    --------------------------------          ----------------------
                                              Deborah R. Chandler,
                                              Senior Vice President, Treasurer
                                              and Chief Financial Officer