Form 10-Q
period 1996-09-30
MONTEREY BAY BANCORP INC
filed 1996-11-14
CIK 930429

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                                      or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               -------------------   -------------------

                        Commission File Number 0-24842


                              MONTEREY BAY BANCORP, INC.
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)



DELAWARE                                                              77-0381362
--------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization


36 BRENNAN STREET, WATSONVILLE, CALIFORNIA                                 95076
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


                                    (408) 722-3885
--------------------------------------------------------------------------------
                 (Registrant's telephone number, including area code)


                                    Not Applicable
--------------------------------------------------------------------------------
               (Former name, former address and former fiscal year,
                          if changed since last report)



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

                     APPLICABLE ONLY TO CORPORATE ISSUERS.

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,593,750 shares of common stock, par value $.01 per share, were outstanding as of November 12, 1996.

                           MONTEREY BAY BANCORP, INC.
                                     INDEX


PART I.  FINANCIAL INFORMATION                                           PAGE
         ---------------------                                           ----


         Item 1. Consolidated Statements of Financial Condition
                 as of September 30, 1996 and December 31, 1996.......     1

                 Consolidated Statements of Operations for the Three
                 and Nine Months Ended September 30, 1996 and 1995....     2

                 Consolidated Statement of Stockholders' Equity for
                 the Nine Months Ended September 30, 1996.............     3

                 Consolidated Statements of Cash Flows for the
                 Nine Months Ended September 30, 1996 and 1995........     4

                 Notes to Consolidated Financial Statements...........     6


         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..................     8


PART II. OTHER INFORMATION
         -----------------

         Item 1. Legal Proceedings....................................     19


         Item 2. Changes in Securities................................     19


         Item 3. Defaults Upon Senior Securities......................     19


         Item 4. Submission of Matters to a Vote of Security Holders..     19


         Item 5. Other Information....................................     19


         Item 6. Exhibits and Reports on Form 8-K.....................     19



SIGNATURES............................................................     21

ITEM 1.  FINANCIAL STATEMENTS.
-----------------------------

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 1996 AND DECEMBER 31, 1995 (Dollars in thousands)
-------------------------------------------------------------------------------------------------------------------

                                                                                SEPTEMBER 30,         DECEMBER 31,
                                                                                     1996                 1995
                                                                              ---------------      ----------------
ASSETS
Cash and due from depository institutions                                        $   4,333             $   4,217
Overnight deposits                                                                   4,254                     0
                                                                                  --------             ---------
 Total cash and cash equivalents                                                     8,587                 4,217

Certificates of deposit                                                                294                   782
Loans held for sale, at market                                                         117                    92
Securities available for sale:
 Mortgage backed securities (cost of $33,817 at September 30, 1996
  and $52,004 at December 31, 1995)                                                 33,876                52,417
 Investment securities (cost of $36,635 at September 30, 1996
   and $31,110 at December 31, 1995                                                 36,329                30,990
Securities held to maturity:
  Mortgage backed securities (market value of $171 at September 30, 1996
   and $199 at December 31, 1995)                                                      180                   205
  Investment securities (market value of $799 at September 30, 1996
    and $797 at December 31, 1995                                                      804                   790
Loans receivable held for investment (net of allowance for loan losses at
 September 30, 1996, $1,315; and at December 31, 1995, $1,362)                     234,165               228,387
Federal Home Loan Bank stock, at cost                                                2,792                 2,542
Premises and equipment, net                                                          3,827                 4,030
Accrued interest receivable                                                          2,117                 2,109
Core deposit premiums, net                                                             423                   651
Other assets                                                                         3,616                 2,556
                                                                                  --------              --------
TOTAL ASSETS                                                                      $327,127              $329,768
                                                                                  ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
  Savings deposits                                                               $ 216,768             $ 215,284
  Federal Home Loan Bank advances                                                   47,882                46,520
  Securities sold under agreements to repurchase                                    13,000                17,361
  Accounts payable and other liabilities                                             3,715                 2,999
                                                                                  --------              --------
    Total liabilities                                                              281,365               282,164
                                                                                  --------              --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 2,000,000 shares authorized and unissued                0                     0
Common Stock, $.01 par value, 9,000,000 shares authorized;
  3,593,750 shares issued and outstanding at September 30, 1996                         36                    36
Additional paid-in capital                                                          27,088                27,037
Unearned shares held by employee stock ownership plan                               (1,898)               (2,070)
Treasury stock                                                                      (4,136)               (2,201)
Retained earnings, substantially restricted                                         24,816                24,633
Unrealized gain (loss) on securities available for sale, net of taxes                 (144)                  169
                                                                                  --------              --------
  Total stockholders' equity                                                        45,762                47,604
                                                                                  --------              --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $327,127              $329,768
                                                                                  ========              ========



See notes to consolidated financial statements:

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
(Dollars in thousands except per share amounts)
------------------------------------------------------------------------------------------------------------------------------

                                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                 SEPTEMBER 30,
                                                                        -----------------------      ------------------------
                                                                          1996           1995          1996           1995
                                                                        ---------      --------      ---------      ---------
INTEREST INCOME:
  Loans receivable                                                       $ 4,548       $ 4,386       $ 13,395       $ 13,382
  Mortgage backed securities                                                 635           606          2,043          1,269
  Other investment securities                                                640           630          1,858          2,005
                                                                          ------        ------        -------        -------
    Total interest income                                                  5,823         5,622         17,296         16,656
                                                                          ------        ------        -------        -------
INTEREST EXPENSE:
  Savings deposits                                                         2,570         2,709          7,981          7,872
  FHLB advances and other borrowings                                         806           921          2,347          2,662
                                                                          ------        ------        -------        -------
    Total interest expense                                                 3,376         3,630         10,328         10,534
                                                                          ------        ------        -------        -------
NET INTEREST INCOME BEFORE PROVISION
  FOR  LOAN LOSSES                                                         2,447         1,992          6,968          6,122

PROVISION FOR LOAN LOSSES                                                      0            85             22            190
                                                                          ------        ------        -------        -------
 NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                          2,447         1,907          6,946          5,932
                                                                          ------        ------        -------        -------

NONINTEREST INCOME:
  Gain (loss) on sale of mortgage backed and
   investment securities, net                                                 47             8            118           (250)
  Commission from annuity sales                                               15            96             99            317
  Customer service charges                                                   106            74            281            220
  Other income, net                                                           73             2            138             48
                                                                          ------        ------        -------        -------
    Total                                                                    241           180            636            335
                                                                          ------        ------        -------        -------
GENERAL AND ADMINISTRATIVE EXPENSE:
  Compensation and employee benefits                                         828           826          2,453          2,426
  Occupancy and equipment                                                    245           230            680            687
  Deposit insurance premiums (1)                                           1,530           137          1,806            379
  Data processing fees                                                       113            96            359            333
  Stationery, telephone and office expenses                                   87            84            274            244
  Advertising and promotion                                                   35            38            105            131
  Amortization of core deposit premiums                                       76            76            228            228
  Other                                                                      472           299          1,069            863
                                                                          ------        ------        -------        -------
    Total                                                                  3,386         1,786          6,974          5,291
                                                                          ------        ------        -------        -------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE:                                    (698)          301            608            976

INCOME TAX EXPENSE (BENEFIT)                                                (278)          112            260            383
                                                                          ------        ------        -------        -------

NET INCOME (LOSS)                                                        $  (420)       $  189        $   348        $   593
                                                                         =======        ======        -------        -------

NET INCOME (LOSS) PER SHARE (2)                                          $ (0.13)       $ 0.06        $   .11        $   .14
                                                                         =======        ------        -------        -------

(1)General and administrative expenses for the three and nine months ended September 30, 1996 included a non-
recurring special insurance premium assessment of $1.4 million.
(2)The 1995 earnings per share computation is based on net income from February 14, 1995, the date Watsonville Federal
Savings and Loan Association converted to a federal chartered stock association and Monterey Bay Bancorp, Inc. became the holding company for the Association.
See notes to consolidated financial statements.


MONTEREY BAY BANCORP, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 1996 (Amounts in thousands)
-------------------------------------------------------------------------------------------------------------


                                                                                    Unrealized
                                                                                  Gain (Loss) on
                                                                                    Securities
                                                   Common                           Available
                    Common Stock(1)    Additional  Stock                            for Sale
                   -----------------
                       #                Paid-in   Acquired   Treasury   Retained     (Net of
                    Shares  Amount      Capital    by ESOP     Stock    Earnings      Taxes)      Total
                   ---------------------------------------------------------------------------------------

Balance at
December 31,         3,594    $ 36       $ 27,037  $(2,070)   $(2,201)  $ 24,633       $ 169    $ 47,604
1995

Purchase of
 treasury
 stock(2)                                                      (1,935)                            (1,935)

Dividends paid                                                              (165)                   (165)

Earned ESOP
 shares                                       51       172                                           223

Change in
 unrealized
 gain (loss)
 on securities
 available for
 sale, net of                                                                           (313)       (313)
 taxes

Net income                                                                   348                     348
                    --------------------------------------------------------------------------------------

Balance at
September 30,        3,594    $ 36       $ 27,088  $(1,898)   $(4,136)   $24,816      $ (144)   $ 45,762
1996:               ======================================================================================


(1)   Number of shares of common stock includes 287,500 shares which are pledged as security for a loan to the Association's ESOP, of which 28,750 were earned at December 31, 1995 and 50,313 were earned at
      September 30, 1996.
(2)   The Company had repurchased a total of 334,687 shares of Company common stock as of September 30, 1996.


See Notes to consolidated financial statements.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1996  AND 1995 (Dollars in thousands)
----------------------------------------------------------------------------------------------



                                                                          Nine months ended
                                                                             September 30,
                                                                        ----------------------
                                                                          1996         1995
                                                                        ---------    ---------

OPERATING ACTIVITIES
  Net income                                                            $    348     $    593
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization on premises and equipment                  275          273
    Amortization of core deposit premium                                     228          228
    Amortization of premiums, net of (discounts)                             467          409
    Loan origination fees deferred, net                                      126          226
    Amortization of deferred loan fees                                      (173)        (386)
    Provision for loan losses                                                 22          190
    Compensation expense related to ESOP shares released                     223          211
    (Gain) loss on sale of mortgage backed securities and
      investment securities                                                 (118)         250
    Charge-off on loans transferred to real estate owned                     (69)         (87)
    Loss on sale of fixed assets                                               4           --
    Originations of loans held for sale                                   (1,921)      (9,241)
    Proceeds from sale of loans originated for sale                        1,896       18,277
    Decrease in income taxes payable and deferred income taxes              (619)        (304)
    (Increase) decrease in other assets                                     (213)         959
    Increase in interest receivable                                           (8)        (602)
    Increase in accounts payable and other liabilities                       716        1,099
                                                                        --------     --------

      Net cash provided by operating activities                            1,184       12,095
                                                                        --------     --------

INVESTING ACTIVITIES:
  Loans originated for portfolio                                         (29,744)     (25,123)
  Principal payments on loans receivable                                  23,895       19,695
  Purchases of mortgage backed securities held to maturity                    --          (69)
  Purchases of mortgage backed securities available for sale                  --      (43,089)
  Proceeds from sales of mortgage backed securities available
    for sale                                                               8,427       13,746
  Principal paydowns on mortgage backed securities                         9,567        3,306
  Purchases of investment securities held to maturity                         --         (610)
  Purchases of investment securities available for sale                  (13,637)     (33,714)
  Proceeds from sales of investment securities available for sale            133       19,071
  Proceeds from maturities of investment securities                        8,000        2,300
  Purchases of premises and equipment, net                                   (76)        (128)
  Decrease in certificates of deposit                                        486          292
  (Purchases) redemptions of FHLB stock                                     (251)         605
                                                                        --------     --------
    Net cash provided by (used in) investing activities                    6,800      (43,718)
                                                                        --------     --------

MONTEREY BAY BANCORP, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 (Dollars in thousands)
---------------------------------------------------------------------------------------------------------


                                                                                  NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                              --------------------------
                                                                                1996            1995
                                                                              ------------  ------------
FINANCING ACTIVITIES:
 Net increase (decrease) in savings deposits                                  $  1,484         $ (1,095)
 Proceeds (repayments) on Federal Home Loan Bank advances, net                   1,362          (12,700)
 (Repayments) proceeds on reverse repurchase agreements, net                    (4,361)          16,648
 Proceeds from the sale of common stock                                              -           24,922
 Dividends paid                                                                   (165)               -
 Purchases of treasury stock                                                    (1,935)               -
                                                                              --------         --------

    Net cash (used in) provided by financing activities                         (3,615)          27,775
                                                                              --------         --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             4,369           (3,848)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 4,217            7,452
                                                                              --------         --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $  8,586         $  3,604
                                                                              --------         --------

CASH PAID DURING THE PERIOD FOR:

 Interest on savings deposits and advances                                    $ 10,520         $ 10,270

 Income taxes                                                                      954              625

NONCASH INVESTING ACTIVITIES:

 Loans transferred to held for investment, at market value                           -            7,385

 Transfer of loans to real estate owned                                            369              297

 Loans to facilitate the sale of real estate owned                                   -              181

















See notes to consolidated financial statements.

                          MONTEREY BAY BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996

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

      In the opinion of the management of Monterey Bay Bancorp, Inc. (the "Company") and its subsidiary, Watsonville Federal Savings and Loan Association (the "Association"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company's consolidated financial condition at September 30, 1996 and December 31, 1995, the results of its operations for the three and nine months ended September 30, 1996 and 1995, and its cash flows for the nine months ended September 30, 1996 and 1995. All significant intercompany balances and transactions have been eliminated in consolidation. Results of operations for any interim period are not necessarily indicative of the operating results that may be expected for any other interim period or for the entire year.

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

      In 1996, the FASB issued Statement of Financial Standards No. 125 ("SFAS 125"), ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES, which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of the financial-components approach. Under SFAS 125, after a transfer of financial assets, an entity recognizes all financial assets and servicing it controls and liabilities it has incurred beginning in 1997. The entity also derecognizes financial assets when control has been surrendered and liabilities when extinguished. Adoption of this statement is not expected to have a material impact on the Company's operations.

      In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods covered. Actual results could differ significantly from those estimates and assumptions.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

      The Company recorded a net loss of $420,000 for the three months ended September 30, 1996, compared to net income of $189,000 for the same period last year. The fully diluted loss per share for the quarter ended September 30, 1996 was $.13, compared to fully diluted earnings per share of $.06 for the similar period in 1995. Net income for the nine months ended September 30, 1996 was $348,000, compared to $593,000 for the nine months ended September 30, 1995. For the nine months ended September 30, 1996, fully diluted earnings per share were $.11, compared to fully diluted earnings per share of $.14 for the comparable period in 1995. The earnings per share computation for the nine months ended September 30, 1995 is based on earnings from February 14, 1995, the date the Association converted to a federally chartered stock association and Monterey Bay Bancorp, Inc. became the holding company for the Association.

      Included in the net loss for the third quarter and net income for the nine months ended September 30, 1996 was a non-recurring expense of $815,000 (net of income taxes of $572,000) resulting from the federally mandated recapitalization of the Savings Association Insurance Fund (SAIF) on September 30, 1996. The legislation imposed a special one-time federal deposit insurance assessment on all SAIF-insured deposits effective September 30, 1996, and is expected to result in a substantial reduction in existing deposit insurance premiums on SAIF-insured deposits beginning January 1, 1997. See "Recent Legislative Developments."

     Excluding the non-recurring special insurance premium assessment, net income would have been $395,000 or $.13 per share for the third quarter of 1996, compared to $189,000 or $.06 per share for the same period last year. Without the one-time premium assessment, net income would have been $1.2 million or $.37 per share for the nine months ended September 30, 1996, compared to net income of $593,000 or $.14 per share for the same period a year earlier.

      The improvement in earnings, exclusive of the non-recurring item noted above, in the three and nine months ended September 30, 1996 compared to the same periods last year reflects higher net interest income and increased revenue from customer service charges and mortgage loan servicing income in 1996. Implementation of the Company's strategic decision to transition from a traditional savings institution to a community banking orientation has resulted in an increase in general and administrative expenses, which are expected to continue to increase as the Company expands its branch locations and product lines. The planned benefits of this transition, increased net interest margin and fee income, are expected to lag behind the increase in expenditures.

Net Interest Income
-------------------

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

      Net interest income before provision for loan losses rose 20.0% from $2.0 million for the third quarter of 1995 to $2.4 million for the third quarter of 1996. For the nine months ended September 30,

1996, net interest income before provision for loan losses was $7.0 million, an increase of 14.8% from $6.1 million recorded for the corresponding period a year ago.

      Total interest income increased 3.6% to $5.8 million for the quarter ended September 30, 1996 from $5.6 million for the third quarter of 1995. For the nine months ended September 30, 1996, total interest income increased to $17.3 million, compared to $16.7 million for the corresponding period in 1995. Higher average yields on loans and mortgage backed securities were responsible for these increases.

      Average yields on loans receivable increased to 7.81% and 7.76%, respectively, for the three and nine months ended September 30, 1996, from 7.23% and 7.30% for the same periods a year ago. The increases in loan yields were primarily due to the upward repricing of a portion of the Company's portfolio of adjustable rate mortgage loans and the origination of higher yielding fixed and adjustable rate mortgage loans. Interest income on loans receivable was positively impacted by the declining level of nonaccrual loans, from $3.2 million at December 31, 1995 to $1.2 million at September 30, 1996. Yields on mortgage backed securities increased by 70 basis points and 21 basis points, respectively, for the three and nine months ended September 30, 1996 compared to the comparable periods in 1995, primarily due to lower prepayments and a corresponding decrease in premium amortization on the related securities during 1996.

      The positive impact on interest income of higher average yields was partially offset by a decline in the amount of average interest earning assets. Average interest earning assets decreased by $7.7 million and $700,000, respectively, to $309.8 million and $310.3 million for the three and nine months ended September 30,1 996, compared to the comparable periods in 1995. The decrease in average interest earning assets in 1996 was primarily due to the securitization, during the fourth quarter of 1995, of $15.0 million of the Company's portfolio mortgage loans, and the subsequent sale of $8.5 million of the securitized loans during the first quarter of 1996. Total interest income on loans for the nine months ended September 30, 1996, compared to the similar period in 1995, decreased by $299,000 due to reduced average outstanding balances of loans receivable. The composition of the asset mix changed during the comparable periods, as a result of management's decision, in mid-1995, to leverage the balance sheet through the purchase of mortgage backed securities funded by borrowings. The purchase of mortgage backed securities resulted in a volume-related increased in interest earned on mortgage backed securities of $712,000 for the first nine months of 1996 compared to the first nine months of 1995.

      Total interest expense declined 5.6% to $3.4 million for the quarter ended September 30, 1996, from $3.6 million for the third quarter of 1995. The Company recorded total interest expense of $10.3 million for the nine months ended September 30, 1996, compared to $10.5 million for the corresponding period in 1995. For the three and nine months ended September 30, 1996, the Company's cost of interest bearing liabilities was 4.94% and 5.06%, respectively, compared to 5.36% and 5.24% for the same period a year ago. These reductions were primarily due to relatively stable market interest rates in 1996, which allowed management to pay generally lower interest rates to its deposit customers while retaining and rolling over a majority of the maturing funds. During the nine months ended September 30, 1996, $110.1 million of the Company's higher-cost certificate of deposit accounts matured, representing approximately 40% of the Company's total interest bearing liabilities. The subsequent renewal of the majority of these deposits at lower current market interest rates resulted in reductions of 46 basis points and 14 basis points, respectively, in the Company's cost of deposits for the quarter and nine months ending September 30, 1996 compared to the same periods a year ago. The Company's cost of borrowings decreased to 5.83% and 5.81%, respectively, for the three and nine months ended September 30, 1996, from 6.01% and 6.03%, respectively, for the similar periods in 1995.

      The Company's net interest margin increased to 3.16% for the third quarter of 1996 compared with 2.66% for the third quarter of 1995. For the three and nine months ended September 30, 1996, the Company's net interest rate spread increased to 2.58% and 2.37%, respectively, from 1.73% and 1.90% for the comparable periods ended September 30, 1995.


      The changes in net interest income for the three and nine months ended September 30, 1996 compared with the corresponding periods in 1995 are analyzed in the following table. The table shows the changes by major component, setting forth changes attributable to changes in volume, changes attributable to changes in interest rates and the net effect of both (in thousands):


                                                       Three Months Ended September 30,
                                                           1996 Compared with 1995
                                                             Increase (Decrease)
                                              --------------------------------------------------
                                                 Volume              Rate               Net
                                                 ------              ----               ---

Interest income:
   Loans                                         $ (207)           $  369             $ 162
   Mortgage backed securities                       (40)               68                28
   Investment securities                             66               (56)               10
                                                 ------            ------             -----
                                                   (181)              381               200
                                                 ------            ------             -----
Interest expense:
   On customer deposits                               3              (142)             (139)
   On borrowings                                    (85)              (31)             (116)
                                                 ------            ------             -----
                                                    (82)             (173)             (255)
                                                 ------            ------             -----

Change in net interest income                    $  (99)           $  554             $ 455
                                                 ======            ======             =====




                                                        Nine Months Ended September 30,
                                                            1996 Compared with 1995
                                                              Increase (Decrease)
                                              ---------------------------------------------------
                                                 Volume              Rate               Net
                                                 ------              ----               ---

Interest income:
   Loans                                         $ (299)           $  312             $  13
   Mortgage backed securities                       712                62               774
   Investment securities                            (42)             (104)             (146)
                                                 ------            ------             -----
                                                    371               270               641
                                                 ------            ------             -----
Interest expense:
   On customer deposits                             266              (157)              109
   On borrowings                                    (86)             (229)             (315)
                                                 ------            ------             -----
                                                    180              (386)             (206)
                                                 ------            ------             -----

Change in net interest income                    $  191            $  656             $ 847
                                                 ======            ======             =====


      Average assets and liabilities together with average interest rates earned and paid for the three and nine months ended September 30, 1996 and 1995 are summarized as follows (dollars in millions):

                                                               Three Months Ended September 30,
                                                               --------------------------------
                                                                  1996                   1995
                                                                  ----                   ----
                                                           Average     Yield/     Average      Yield/
                                                           Balance      Rate      Balance       Rate
                                                           -------     ------     -------      ------
Interest earning assets:
  Loans                                                    $  233       7.81%      $  242       7.23%
  Mortgage backed securities                                   35       7.25           37       6.55
  Investment securities                                        42       6.18           38       6.65
                                                           ------                  ------
    Total interest earning assets                             310       7.52          317       7.08
Noninterest earning assets                                     10                       9
                                                           ------                  ------
  Total assets                                             $  320                  $  326
                                                           ======                  ======

Interest bearing liabilities:
  Deposits                                                 $  216       4.17%      $  210       5.17%
  Borrowings                                                   55       5.83           62       5.99
                                                           ------                  ------
    Total interest bearing liabilities                        271       4.94          272       5.35

Noninterest bearing liabilities                                 3                       5
Stockholders' equity                                           46                      49
                                                           ------                  ------
  Total liabilities and stockholders' equity               $  320                  $  326
                                                           ======                  ======

Net interest rate spread                                                2.58%                   1.73%
Net interest margin                                                     3.16%                   2.66%
Ratio of interest bearing assets to
interest bearing liabilities                                             114$                    117%


                                                                Nine Months Ended September 30,
                                                                -------------------------------
                                                                  1996                   1995
                                                                  ----                   ----
                                                           Average     Yield/     Average      Yield/
                                                           Balance      Rate      Balance       Rate
                                                           -------     ------     -------      ------

Interest earning assets:
   Loans                                                   $  230       7.76%      $  244       7.30%
   Mortgage backed securities                                  40       6.85           26       6.64
   Investment securities                                       40       6.15           41       6.57
                                                           ------                  ------
      Total interest earning assets                           310       7.43          311       7.14
Noninterest earning assets                                     11                       9
                                                           ------                  ------
   Total assets                                            $  321                  $  320
                                                           ======                  ======

Interest bearing liabilities:
   Deposits                                                $  218       4.88%      $  210       5.02%
   Borrowings                                                  54       5.81           59       6.03
                                                           ------                  ------
      Total interest bearing liabilities                      272       5.06          269       5.24
Noninterest bearing liabilities                                 2                       7
Stockholders' equity                                           47                      44
                                                           ------                  ------
      Total liabilities and
      stockholders' equity                                 $  321                  $  320
                                                           ======                  ======

Net interest rate spread                                                2.37%                   1.90%
Net interest margin                                                     2.99%                   2.62%
Ratio of interest bearing assets to
interest bearing liabilities                                             114%                    116%


Interest Rate Sensitivity
-------------------------

      The one year interest rate sensitivity gap represents the estimated difference between the amount of interest earning assets and interest bearing liabilities maturing or repricing within one year, based on certain assumptions as to the expected run-off of certain assets and liabilities. The interest rate sensitivity of the Company's assets and liabilities shown in the table below could vary substantially if actual experience differs from the assumptions used in the analysis.

      The following table is a summary of the Company's one-year gap at the dates indicated (dollars in millions):



                                                   Sept. 30,          Dec. 31,
                                                     1996               1995
                                                  -----------        ---------

Interest earning assets maturing or
  repricing within one year                         $  174             $  188

Interest bearing liabilities maturing or
  repricing within one year                            195                216

One year cumulative maturity gap                       (21)               (28)

Cumulative gap as a percent of total assets          (6.44%)            (8.56%)




Provision for Loan Losses
-------------------------

      The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of prior loss experience, the volume and type of lending presently conducted by the Company, industry standards, past due loans, economic conditions in the Company's market area generally and other factors related to the collectibility of the Company's loan portfolio. The provision for loan losses for the quarter ended September 30, 1995 was $85,000; the Company did not record a provision for loan losses for the quarter ended September 30, 1996. The provision for loan losses for the nine months ended September 30, 1996 was $22,000 compared to $190,000 for the corresponding period during 1995. The provision resulted in a total allowance for loan losses of $1,315,000 or .56% of total loans at September 30, 1996, compared to an allowance for loan losses of $1,362,000, or .59% of total loans, at December 31, 1995. Nonperforming assets declined to $1.2 million, or .37% of total assets at September 30, 1996, compared to $3.2 million, or .97% of total assets at December 31, 1995. (See "-Financial Condition.") The Company had no real estate owned at September 30, 1996 or December 31, 1995.

Noninterest Income
------------------

      Noninterest income increased to $241,000 and $636,000, respectively, for the three and nine months ended September 30, 1996, from $180,000 and $335,000 for the similar periods in 1995. Included in noninterest income for the nine months ended September 30, 1995 is a pre-tax loss of $259,000 resulting from the sale of mortgage backed securities.

     Commissions from annuity sales declined to $15,000 and $99,000, respectively, for the three and nine months ended September 30, 1996, from $96,000 and $317,000, respectively, for the comparable periods in 1995, due to a significant decline in annuity sales and several write-offs of customer receivables recorded by Portola Investment Corporation during 1996. Portola, a California corporation wholly owned by the Company, is currently engaged on an agency basis in the sale of insurance, mutual funds and annuity products primarily to the Company's customers and members of
the  local community.   During the third quarter, management implemented a
strategic business plan designed to increase Portola's sales of these products during 1996 and 1997.

      For the three and nine months ended September 30, 1996, customer service charges amounted to $106,000 and $281,000, respectively, compared to $74,000 and $220,000 for the corresponding periods a year earlier. The increase in customer service fee income reflects a significant growth in the number of customer checking accounts during 1996, as the result of an active marketing campaign to increase the number and outstanding balances of transaction-related customer deposit accounts.

General and Administrative Expenses
-----------------------------------

      General and administrative expenses were $3.4 million and $7.0 million, respectively, for the three and nine months ended September 30, 1996, compared to $1.8 million and $5.3 million recorded for the corresponding periods a year earlier. Excluding the non-recurring $1.4 million special insurance premium assessment, general and administrative expenses would have been $2.0 million and $5.6 million, respectively, for the three and nine months ended September 30, 1996, reflecting increased data processing, legal, and accounting expenses, and costs associated with the Company's recent and ongoing expansion of its branch locations and product lines.

FINANCIAL CONDITION

      Total assets of the Company were $327.1 million at September 30, 1996, compared to $329.8 million at December 31, 1995, a decrease of $2.6 million or
 .8%. The decline in total assets was primarily due to principal repayments and sales of mortgage backed securities during the nine-month period, partially offset by purchases of investment securities and increases in loans receivable.

      Loans receivable were $234.3 million, or 71.6% of the Company's total assets, at September 30, 1996. Substantially all of the Company's loan portfolio consists of first mortgage loans secured by real estate located in California. At September 30, 1996, the loan portfolio was composed of 63% adjustable rate and 37% fixed rate loans, approximately unchanged from December 31, 1995. The Company's asset growth continues to be focused on single family residential mortgage loans, which represented 85% of the loan portfolio at September 30, 1996. The Company originated $28.7 million of loans during the nine months ended September 30, 1996, primarily adjustable rate loans to be held for investment.

      At September 30, 1996, nonaccruing loans totaled $1.2 million, or .51% of total loans, compared to $3.2 million, or 1.37% of loans at December 31, 1995. The Company's nonperforming loans are secured primarily by one-to four-family residences located in the Company's primary market area. At September 30, 1996, the Company had four restructured loans totaling $376,000, all performing in accordance with their contractual terms.

      The Company had no real estate owned (REO) at December 31, 1995. During 1996, the Company acquired $369,000 of residential one-to four-family properties in settlement of two loans, including $49,000 of related charge-offs. The Company recorded loss recoveries of $20,000 related to the sale of two properties during the quarter ended September 30, 1996. The Company had no REO at September 30, 1996.

      The Office of Thrift Supervision regulations require all institutions to classify their problem assets in one of three categories, substandard, doubtful, and loss, and provide specific or general valuation allowances when necessary and appropriate. (Assets that do not warrant classification but deserve special attention are designated as "special mention" or "watch" and require no valuation allowances.) Management monitors the Company's assets regularly and classifies any problem assets. The Company's classified assets consist of foreclosed residential properties, nonperforming assets, and assets that are performing in accordance with their contractual terms but are classified as substandard because they exhibit one or more well-defined weaknesses. The following schedule presents the Company's classified assets at September 30, 1996 and December 31, 1995 (in thousands):


                                     September 30,         December 31,
                                              1996                 1995
                                    --------------         ------------
Assets classified as:
           Substandard                    $  4,870             $  5,998
           Doubtful                             34                   --
           Loss                                 --                   --
                                          --------             --------
      Total classified assets             $  4,904             $  5,998
                                          ========             ========

Classified assets as a
  percentage of total assets                 1.50%                1.82%



      At September 30, 1996 assets classified as substandard included $1.2 million of loans past due 90 days or more, $1.9 million of performing loans on property with delinquent real estate taxes, and $1.8 million of loans less than 90 days delinquent but identified as having risk characteristics indicating that the collection of interest and/or principal may not occur under the contractual terms of the loan agreements. At December 31, 1995, substandard loans included $1.5 million of loans past due 90 days or more, $2.8 million of performing loans on property with delinquent real estate taxes, and $1.6 million of performing loans with identified risk characteristics.

      Cash and overnight deposits totaled a combined $8.6 million at September 30, 1996 compared to $4.2 million at December 31, 1995. The temporary increase in cash and cash equivalents at September 30, 1996 was related to outstanding commitments to purchase $2.0 million of investment securities, and cash intended for use in reducing outstanding FHLB advances subsequent to quarter end.

      The Company's investment in FHLB stock increased slightly during the nine months ended September 30, 1996 to $2.8 million from $2.5 million at December 31, 1995. The increase was due to the purchase of stock pursuant to a statutory provision requiring the Company, as a member of the FHLB System, to invest in stock of the FHLB of San Francisco, in an amount equal to 1% of its net outstanding home loans or 5% of its outstanding advances from the FHLB, whichever is higher.

      During the nine months ended September 30, 1996, the Company's liabilities decreased by $800,000 to $281.4 million, from $282.2 million at December 31, 1995. The decrease in liabilities was attributable to decreases in borrowings, from $63.9 million at December 31, 1995 to $60.9 million at September 30, 1996. The Company utilizes FHLB advances and reverse repurchase agreements as part of its asset and liability management objectives.

      During the nine months ended September 30, 1996, savings deposits grew to $216.8 million, a $1.5 million increase from December 31, 1995. The deposit growth consisted primarily of increases in low-cost checking and money market accounts. The Company's management continues to pursue its strategy of increasing low cost transaction accounts (consisting of checking, passbook, and money market accounts) by actively marketing those accounts.

      At September 30, 1996, shareholders' equity was $45.8 million, compared to $47.6 million at December 31, 1995. Equity was reduced by $1.9 million during the nine month period due to repurchases of the Company's outstanding common stock. On August 15, 1996, the Company paid a cash dividend of $.05 per share on its outstanding common stock, reducing stockholders' equity by $165,000. Unrealized losses on securities available for sale at September 30, 1996, compared to unrealized gains at December 31, 1995, resulted in a decrease of $313,000 in equity. Tangible book value per share of Monterey Bay Bancorp, Inc. common stock was $15.00 at September 30, 1996, compared to $14.88 at December 31, 1995.

Recent Legislative Developments
-------------------------------

      On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 (the "Funds Act") which among other things, imposes a special one-time assessment SAIF member institutions, including the Association, to recapitalize the SAIF. As required by the Funds Act, the FDIC imposed a special assessment of 65.7 basis points on SAIF assessable deposits held as of March 31, 1995, payable November 27, 1996. The special assessment was recognized as an expense in the third quarter of 1996 and is tax deductible. The Association recorded a pre-tax expense of $1.4 million as a result of the FDIC special assessment.

      The Funds Act also spreads the obligations for payment of the Financing Corporation ("FICO") bonds across all SAIF and BIF members. Beginning on January 1, 1997, BIF deposits will be assessed for FICO payments at a rate of 20% of the rate assessed on SAIF deposits. Based on current estimates by the FDIC, BIF deposits will be assessed a FICO payment of 1.3 basis points, while SAIF deposits will pay an estimated 6.5 basis points on the FICO bonds. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged. The Funds Act specifies that the BIF and SAIF will be merged on January 1, 1999 provided no savings associations remain as of that time.

      As a result of the Funds Act, the FDIC recently proposed to lower SAIF assessments to 0 to 27 basis points effective January 1, 1997 a range comparable to that of BIF members. However, SAIF members will continue to make the higher FICO payments described above. Management cannot predict the level of FDIC insurance assessments on an on-going basis, whether the savings charter will be eliminated, or whether the BIF and SAIF will eventually be merged.

      Excluding the special premium insurance assessment, the Company paid SAIF deposit insurance premiums of $144,000 for the third quarter of 1996, compared to $137,000 for the third quarter of 1995. For the nine months ended September 30, 1996, SAIF deposit insurance premiums were $420,000 excluding the special assessment, compared to $379,000 for similar period a year ago. The increases in 1996 compared to 1995 were primarily due to a higher average balance of savings deposits in 1996.

      Legislation regarding bad debt recapture was signed into law by the President during the quarter ended September 30, 1996. The new law requires recapture of reserves accumulated after 1987. The recapture tax on post-1987 reserves must be paid over a six year period starting in 1996. The payment of the tax can be deferred in each of 1996 and 1997 if an institution originates at least the same average annual principal amount of mortgage loans that it originated in the six years prior to 1996. Management believes that the newly enacted bad debt recapture legislation will not have a material impact on the operations of the Company.

Capital and Regulatory Standards
--------------------------------

      The following schedule presents the prescribed minimum capital requirements for the Association at September 30, 1996, the actual amount of capital, and the amount of excess (dollars in thousands):


                                  Minimum          Actual
                              Requirement          Amount           Excess
                              -----------          ------           ------
Risk-based capital                $13,526         $39,261          $25,734
% of risk-weighted assets           8.00%          23.22%           15.22%

Core capital                       $9,607         $37,958          $28,351
% of risk-weighted assets           3.00%          11.85%            8.85%

Tangible capital                   $4,797         $37,535          $32,738
% of risk-weighted assets           1.50%          11.74%           10.24%



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

      The regulation will require a savings institution to maintain capital in an amount equal to one-half the difference between the institution's measured interest rate risk and 2% of the market value of the institution's assets. Interest rate risk is to be measured on the market value of its assets, based on a hypothetical 200 basis point change in interest rates. The credit risk component of the risk-based capital standard will remain unchanged at 8% of risk-weighted assets. Institutions with measured interest rate risk less than or equal to 2% will not be required to maintain additional capital. If the Association had been subject to adding an interest rate risk component to its risk-based capital standard at September 30, 1996, the Association would have been required to hold an additional $2.8 million in risk based capital and would have continued to substantially exceed minimum risk based capital requirements.

      OTS prompt corrective action ("PCA") regulations include five capital tiers ranging from well-capitalized to critically undercapitalized. Well-capitalized institutions are not subject to any PCA-related constraints under these regulations. As the following table shows, under these regulations, the Bank met the definition of a well capitalized institution at September 30, 1996 and December 31, 1995.


                                                                     Leverage
                                  Total            Tier One           (Core
                                Risk-Based        Risk-Based         Capital)
                               Capital Ratio     Capital Ratio        Ratio
                               -------------     -------------        -----

Minimum requirements:
Well capitalized                   10.00%            6.00%            5.00%

Bank actual:
December 31, 1995                  24.42%           23.57%           11.83%
September 30, 1996                 23.22%           22.45%           11.85%


Liquidity
---------

      The Company's primary sources of cash flows are savings deposits, loan repayments and borrowings. The cash needs of the Company are principally related to loan disbursements, savings withdrawals and noninterest expenses. The Company's liquidity position refers to the extent to which the Company's cash flows are sufficient to meet its current and long-term cash requirements.

      The Company, like other savings associations, is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of United States Treasury and federal agency securities and other investments, generally having maturities of five years or less. The OTS has the authority to raise or lower the required liquidity level in order to promote a stable supply of mortgage credit. Currently, the regulatory requirement for liquid assets each month is 5% of an institution's average daily balance of net withdrawable accounts and certain short-term borrowings during the preceding calendar quarter. At September 30, 1996, the Company's liquidity ratio was 5.76%, compared to 5.63% at December 31, 1995.

                          PART II.  OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

            The Company is involved as plaintiff or defendant in various legal actions incident to its business, none of which is believed by management to be material to the financial condition of the Company.

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

                  Exhibit 3(ii) - Bylaws of Monterey Bay Bancorp, Inc., incorporated by referenced to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

                  Exhibit 11.0 - Computation of per share earnings (filed herewith).

                  Exhibit 27.0 - Financial data schedule.

            (b)   Reports on Form 8-K:

                  On July 22, 1996, the Company filed a Form 8-K covering the announcement of a cash dividend payable August 15, 1996.

                  On August 29, 1996, the Company filed a Form 8-K covering the announcement that the Association had entered into as agreement to assume certain deposit liabilities and acquire certain related assets from Fremont Investment and Loan.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                          MONTEREY BAY BANCORP, INC.


Date:          November 12, 1996              By:  /s/ Marshall G. Delk
      -----------------------------------        ----------------------
                                              Marshall G. Delk, President and
                                              Chief Operating Officer

Date:          November 12, 1996              By:  /s/ Deborah R. Chandler
      -----------------------------------        -------------------------
                                              Deborah R. Chandler, Senior Vice
                                              President, Treasurer and Chief
                                              Financial officer