Form 10-K
period 1996-12-31
MONTEREY BAY BANCORP INC
filed 1997-03-31
CIK 930429

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-K

                  Annual report pursuant to Section 13 of the Securities Exchange Act of 1934, as amended

                  For the fiscal year ended December 31, 1996

                          Commission File No.: 0-24802

                           MONTEREY BAY BANCORP, INC.
             (exact name of registrant as specified in its charter)

                   DELAWARE                                77-0381362
         (State or other jurisdiction of           (I.R.S. Employer I.D. No.)
         incorporation or organization)

               36 Brennan Street, Watsonville, California  95076
                    (Address of principal executive offices)

      Registrant's telephone number, including area code:  (408) 722-3885
       Securities registered pursuant to Section 12(b) of the Act:  None
              Securities  registered pursuant to Section 12(g) of
                                    the Act:

                    Common Stock, par value $0.01 per share
                                (Title of class)

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.
                             ---

         The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than the directors and executive officers of the registrant, was $61,542,969, based upon the last sales price as quoted on the Nasdaq Stock Market for March 21, 1997.

         The number of shares of Common Stock outstanding as of March 21,  1997:
3,593,750

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 1997 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Portions of the Annual Report to Stockholders for the year ended December 31, 1996 are incorporated by reference into Part II of this Form 10-K.

                                     INDEX


                                                                          PAGE
                                     PART I

Item 1.      Description of Business....................................    1
Item 2.      Properties.................................................   39
Item 3.      Legal Proceedings..........................................   40
Item 4.      Submission of Matters to a Vote of Security Holders........   40

                                    PART II

Item 5.      Market for Registrant's Common Equity and Related
             Stockholder Matters........................................   40
Item 6.      Selected Financial Data....................................   40
Item 7.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................   40
Item 8.      Financial Statements and Supplementary Data................   41
Item 9.      Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure.....................   41

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant.........   41
Item 11.     Executive Compensation.....................................   41
Item 12.     Security Ownership of Certain Beneficial Owners
             and Management.............................................   41
Item 13.     Certain Relationships and Related Transactions.............   41

                                    PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports
             on Form 8-K................................................   42

                                     PART I

Item 1.  Description of Business.

General

         Monterey Bay Bancorp, Inc. (the "Company"), a Delaware corporation, is a savings and loan holding association incorporated in 1995. The Company's principal business activities consist of the operation of its wholly owned subsidiary, Monterey Bay Bank (the "Bank"), formerly Watsonville Federal Savings and Loan Association. Unless otherwise specified herein, references to the business and operations of the Bank refer to the business and operations of the Company. The Bank's principal business is attracting retail deposits from the general public in the area surrounding its branch offices and investing those deposits, together with funds generated from operations and borrowings, in one- to four-family residential mortgage loans and, to a lesser extent, in multi-family, commercial real estate, construction, land and other mortgage loans. As part of its ongoing operating strategy, the Bank has been diversifying its loan portfolio by moderately increasing the amount of multi-family, construction, and commercial real estate lending in its primary market area. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Management Strategy." Loan sales come from loans which have been designated as held for sale at origination. The Bank retains virtually all the servicing rights of loans sold. The Bank's revenues are derived principally from interest on its mortgage loans, and to a lesser extent, interest and dividends on its investment securities and mortgage backed securities. The Bank's primary source of funds are deposits, principal and interest payments on loans, advances from the Federal Home Loan Bank ("FHLB") and to a lesser extent, proceeds from the sale of loans. Through its wholly-owned subsidiary, Portola Investment Corporation ("Portola"), the Bank engages in the sale of noninsured insurance and investment products on an agency basis and acts as trustee on the Bank's deeds of trust. See "Subsidiary Activities."

Market Area and Competition

         The Bank is a community-oriented financial institution which primarily originates one- to four-family residential mortgage loans within its market area. The Bank's deposit gathering and lending markets are concentrated in the communities surrounding its full service offices in Santa Cruz, Monterey and portions of Santa Clara counties in Central California. The economy in the Company's primary market area is predominantly agricultural, with some light manufacturing and tourism industry in the coastal communities on Monterey Bay. Despite a moderate weakening in real estate values in its primary market area since 1991, the economic performance in the Company's primary market area typically mirrors the national economy and shows seasonal economic fluctuations.

         The Company faces significant competition both in making loans and in attracting deposits. The Company's competitors are the financial institutions operating in its primary market area, many of which are significantly larger and have greater financial resources than the Company. The Company's competition for loans comes principally from commercial banks, savings and loan associations, mortgage banking companies, credit unions and insurance companies. Its most direct competition for deposits has historically come from savings and loan associations and commercial banks. In addition, the Company faces increasing competition for deposits from nonbank institutions such as brokerage firms and insurance companies in such areas as short-term money market funds, corporate and government securities funds, mutual funds and annuities. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions.

         The Company serves its market area with a variety of mortgage loan products and other retail financial services. Management considers the Company's reputation for financial strength and competitive deposit and loan products as its major competitive advantage in attracting and retaining customers in its market area.

Lending Activities

         Loan Portfolio Composition. The Company's loan portfolio consists primarily of conventional first mortgage loans secured by one- to four-family residences. At December 31, 1996, the Company had total gross loans outstanding of $236.5 million, of which $201.6 million, or 85.2% were one- to four-family, residential mortgage loans which were primarily owner-occupied. The remainder of the portfolio consisted of $22.5 million, or 9.5% of multi-family mortgage loans; $7.5 million, or 3.2% of commercial real estate loans; $4.2 million, or 1.8% of construction and land loans; and nonmortgage loans of $.7 million, or
 .3% of total loans. Approximately $9.8 million of the multi-family mortgage loans were purchased during the period from September 1993 through February 1994 and are secured by apartment buildings located in the greater San Francisco Bay Area. The Company had $130,000 in loans held for sale at December 31, 1996. At that same date, 63% of the Company's mortgage loans had adjustable interest rates. Of the Company's adjustable rate mortgage loans, 47% were indexed to current market indices and 53% were indexed to the 11th FHLB District Cost of Funds Index ("11th District Cost of Funds"). At December 31, 1996, 86.7% of the Company's adjustable rate loans were adjustable within one year. The remainder had terms to adjustment ranging from one year to five years.

         The types of loans that the Company may originate are subject to federal and state law and regulations. Interest rates charged by the Company on loans are affected by the demand for such loans and the supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by, among other things, economic conditions, monetary policies of the federal government, including the Federal Reserve Board, and legislative tax policies.

         The following table sets forth the composition of the Company's loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.

                                                                              At December 31,
                                ---------------------------------------------------------------------------------------------------
                                        1996                1995                 1994                 1993               1992
                                ------------------   ------------------  ------------------  -------------------  -----------------
                                           Percent             Percent             Percent              Percent             Percent
                                  Amount  of Total    Amount   of Total  Amount    of Total  Amount    of Total  Amount    of Total
                                --------  --------   --------  --------  ------    -------- --------   --------  -------   --------
                                                                       (Dollars in thousands)
Real estate:
   Residential:
     One- to four-family......  $201,579   85.22%    $199,917   86.29%   $216,872   88.36%  $166,654    85.64%   $86,189    88.99%
     Multi-family.............    22,455    9.49%      21,503    9.28%     22,231    9.06%    19,052     9.79%     5,267     5.44%
  Commercial real estate......     7,524    3.18%       4,191    1.81%      2,903    1.18%     2,724     1.40%     1,901     1.96%
  Construction and land.......     4,226    1.79%       5,476    2.36%      2,947    1.20%     5,701     2.93%     3,237     3.34%
Other(1)......................       763     .32%         605     .26%        503     .20%       475      .24%       260      .27%
                                --------  -------    --------  -------   --------  -------  --------   -------   -------   -------
     Total loans..............   236,547  100.00%     231,692  100.00%    245,456  100.00%   194,606   100.00%    96,854   100.00%
                                          =======              =======             =======             =======             =======
Plus (Less):
  Undisbursed loan funds......    (1,822)              (1,895)             (1,178)            (3,116)             (2,089)
  Unamortized premium, net....       452                  651               1,006              1,380                   -
  Deferred loan fees, net.....      (528)                (607)               (971)              (905)             (1,053)
  Allowance for loan losses...    (1,311)              (1,362)               (808)              (387)               (167)
                                --------             --------            --------           --------             -------
     Total loans, net.........   233,338              228,479             243,505            191,578              93,545
Less:
Loans held for sale:
  One- to four-family(2)......      (130)                 (92)            (16,082)           (58,875)                  -
                                --------             --------            --------           --------             -------
     Total loans held for
      investment..............  $233,208             $228,387            $227,423           $132,703             $93,545
                                ========             =========           ========           ========             =======

--------------------------------------
(1)  Includes loans secured by savings accounts and unsecured loans.
(2) Loans classified as held for sale at December 31, 1993 were transferred to loans held for investment in April 1994.

Loan Maturity: The following table shows the contractual maturities of the Company's gross loans at December 31, 1996. The table includes loans held for sale of $130,000. The table does not include principal repayments. Principal repayments on total loans totaled $31.2 million for the year ended December 31, 1996.

                                                                                   At December 31, 1996
                                                       ---------------------------------------------------------------------
                                                        One-to                                                       Total
                                                        Four-      Multi-                 Construction                Loans
                                                        Family     Family     Commercial    and Land     Other(1)   Receivable
                                                        ------     ------     ----------  ------------   --------   ----------
                                                                                  (In thousands)
Amounts due:
    One year or less.................................  $     57    $     -      $    -       $ 4,131       $763       $4,951
                                                       --------    -------      ------       -------       ----       ------
    After one year:
       More than one year to three years.............       765          -          52            78          -          895
       More than three years to five years...........       860          -       1,457             -          -        2,317
       More than five years to 10 years..............     5,264        260         187            17          -        5,728
       More than 10 years to 20 years................     7,874      1,326         559             -          -        9,759
       More than 20 years............................   186,759     20,869       5,269             -          -      212,897
                                                        -------     ------       -----       -------       ----     -------

       Total due after December 31, 1997.............   201,522     22,455       7,524            95          -      231,596
                                                        -------     ------       -----       -------       ----     -------

       Total amount due..............................   201,579     22,455       7,524         4,226        763      236,547
                                                        -------     ------       -----       -------       ----      -------
          Less:
              Undisbursed loan funds.................         -          -           -        (1,822)         -       (1,822)
              Unamortized (discounts) premiums.......       491        (39)          -             -          -          452
              Deferred loan fees, net................      (452)       (50)        (17)           (9)         -         (528)
              Allowance for loan losses..............      (911)      (171)       (174)          (20)       (35)      (1,311)
                                                          -----      -----       -----       -------       ----      -------
       Total loans, net..............................   200,707     22,195       7,333         2,375        728      233,338

       Loans held for sale...........................      (130)         -           -             -          -         (130)
                                                          -----    -------      ------       -------       -----       -----

       Loans receivable held for investment..........  $200,577    $22,195      $7,333       $ 2,375       $728     $233,208
                                                       ========    =======      ======       =======       ====     ========

------------------------------
(1)  Includes loans secured by savings accounts and unsecured loans.

         The following table sets forth at December 31, 1996, the dollar amount of gross loans receivable contractually due after December 31, 1997, and whether such loans have fixed interest rates or adjustable interest rates.


                                                Due After December 31, 1997

                                             Fixed        Adjustable     Total
                                             -----        ----------     -----
                                                        (In thousands)
    Real estate loans:
       One- to four-family................    $85,509      $116,013     $201,522
       Multi-family.......................        914        21,514       22,255
       Commercial real estate.............         97         7,427        7,524
       Construction and land..............         95             -           95
    Other loans...........................
                                                    -             -            -
                                              -------      --------     --------
           Total loans receivable.........    $86,615      $144,981     $231,596
                                              =======      ========     ========

         Origination, Purchase, Sale and Servicing of Loans. The Company's mortgage lending activities are conducted primarily through its six branch offices and approximately 25 wholesale loan brokers who regularly process applications through the Company. Beginning in 1993, as part of its asset redeployment and interest rate risk strategy, the Company purchased mortgage loans originated by other institutions. The determination to purchase specific loans or pools of loans is based upon criteria substantially similar to the Company's underwriting policies which consider the financial condition of the borrower, the location of the underlying property, and the appraised value of the property, among other factors. As of December 31, 1996, $34.6 million, or 14.9% of the Company's net loans receivable had been purchased from other financial institutions, primarily consisting of current index, adjustable rate mortgage loans. Of this amount, 71.9% were one- to four-family residential loans and 28.1% were multi-family loans. Between November, 1993 and February, 1994 the Company purchased approximately $10.1 million of multi-family mortgage loans secured by apartment buildings located in the Greater San Francisco Bay area. All of the loans purchased had been recently originated and have interest rates that adjust monthly to the 11th District Cost of Funds. The 11th District Cost of Funds at December 31, 1996 was 4.84%. The Company did not purchase any loans during the year ended December 31, 1996. During 1996, the Company entered into a participation agreement with another financial institution to originate a land improvement loan, of which the Company's share was $1.4 million. The Company did not enter into any other participation agreements during the year ended December 31, 1996.

         The Company originates both adjustable rate mortgage loans and fixed rate mortgage loans. Its ability to originate loans is dependent upon the relative customer demand for fixed rate or adjustable rate mortgage loans, which is affected by the current and expected future level of interest rates. From time to time the Company sells fixed rate conforming loans that it originates. Such sales are dependent on current market rates and opportunities. During the year ended December 31, 1996, the Company sold $2.6 million of fixed rate conforming mortgage loans to FHLMC. During the year ended December 31, 1995, the Company sold $18.5 million of adjustable rate mortgage loans that it originated during 1994 and 1995 to another financial institution, pursuant to an agreement which expired in early 1995. Similarly, the Company may sell adjustable rate mortgage loans in the future, depending upon market opportunities and prevailing interest rates at the time such a decision is made.

         Effective December 1995, the Company adopted Statement of Financial Accounting Standards No. 122 ("SFAS 122"), Accounting for Mortgage Servicing Rights. SFAS 122 allows financial institutions that originate mortgages and sell them into the secondary market to recognize the retained right to service the loans. This rule amends SFAS 65, which permitted only purchased mortgage servicing rights to be recognized as an asset. SFAS 122 makes no distinction between purchased and originated mortgage servicing rights. During 1996 and 1995, the Company recorded $21,000 and $118,000, respectively, of originated mortgage servicing rights.

         The Company recognizes, at the time of sale, the cash gain or loss on the sale of the loans based on the difference between the net cash proceeds received and the carrying value of the loans sold. In addition, excess servicing, which is the present value of any difference between the interest rate charged to the borrower and the interest rate paid to the purchaser after deducting a normal servicing fee, is recognizable as an adjustment to the cash gain or loss. The excess servicing gain or loss is dependent on prepayment estimates and discount rate assumptions. Historically, such excess servicing gains or losses have not been material but may become more significant in future periods. See "- Loan Servicing."

         At December 31, 1996 and 1995, the Company was servicing loans for others with unpaid principal of $61.3 million and $68.8 million, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and conducting foreclosure proceedings. Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees.

         The following tables set forth the Company's loan originations, purchases, sales and principal repayments information for the periods indicated:

                                             For the Years Ended December 31,
                                           -----------------------------------
                                             1996          1995         1994
                                           ---------     --------     --------
                                                      (In thousands)
Gross loans(1):
Beginning balance.......................   $229,841      $244,313     $191,965
    Loans originated:
       One- to four-family(2)(3)........     27,768        38,630      108,423
       Multi-family.....................      1,944         2,515        3,787
       Commercial real estate...........      3,363           349          384
       Construction and land............      3,790         5,776        3,687
                                          ---------     ---------    ---------
          Total loans originated........     36,865        47,270      116,281
    Loans purchased.....................          -             -        3,988
                                          ---------     ---------    ---------
          Total.........................    266,706       291,583      312,234
Less:
    Transfer to real estate owned.......        369           297            -
    Principal repayments(4).............     27,238        26,017       29,360
    Sales of loans......................      2,628        18,541       37,383
    Securitized loans(5)................          -        14,992            -
    Loans in process....................      1,822         1,895        1,178
                                          ---------     ---------    ---------
Total loans.............................    234,649       229,841      244,313
    Less loans held for sale(2).........        130            92       16,082
                                          ---------     ---------    ---------
Ending balance held for investment......  $ 234,519     $ 229,749    $ 228,231
                                          =========     =========    =========


(1) Gross loans includes loans receivable held for investment and loans held for sale, net of deferred loan fees, undisbursed loan funds and unamortized premiums and discounts.
(2) During 1995, the Company transferred, at market value, $7.4 million of loans held for sale to loans held for investment, and recorded a lower of cost or market adjustment of $35,000 through earnings. During 1994, the Company transferred $58.0 million of loans held for sale to loans held for investment. At the time of transfer, the fair value of the loans equaled their cost basis.
(3) Originations of one- to four-family loans decreased during the years ended December 31, 1996 and 1995 compared to 1994 because of the substantial increase in one- to four-family loan originations during 1994 to fulfill an agreement to sell adjustable rate mortgage loans to another financial institution.
(4) Principal repayments include amortization of premiums, net of discounts; amortization of deferred loan fees; net changes in nonmortgage loans receivable; and other adjustments.
(5) During 1995, the Company securitized $15.0 million of mortgage loans and acquired mortgage backed securities in exchange.

         One- to Four-Family Mortgage Lending. The Company offers both fixed rate and adjustable rate mortgage loans secured by one- to four-family residences, primarily owner-occupied, located in the Company's primary market area, with maturities up to thirty years. Substantially all of such loans are secured by property located in Central California. Loan originations are generally obtained from existing or past customers and members of the local communities. In addition, in 1993 and 1994, as part of its asset redeployment and interest rate risk strategy, the Company purchased mortgage loans originated by other institutions. The purchased loans consisted of approximately $39.0 million loans secured by one- to four-family residences located in Southern California, approximately $11.0 million in loans secured by one- to four-family residences located in Central California and approximately $10.1 million in loans secured by multi-family residences located in Central California. See "Origination, Purchase, Sale and Servicing of Loans."

         At December 31, 1996, the Company's total loans outstanding were $236.5 million, of which $201.6 million, or 85.2%, were one- to four-family residential mortgage loans. Of the one- to four-family residential mortgage loans outstanding at that date, 37% were fixed rate loans and 63% were adjustable rate mortgage loans. The interest rate for 53% of the Company's adjustable rate mortgage loans are indexed to the 11th District Cost of Funds. The remaining 47% of adjustable rate mortgage loans are indexed to current market indices. The Company currently offers a number of adjustable rate mortgage loan programs with interest rates which adjust monthly or semi-annually. In 1996, the Company also offered a 25-year fixed rate affordable housing loan, an "easy qualifier" loan, and 30-year adjustable rate loans with initial three- and five-year fixed rate terms. In addition, the Company began originating loans subject to negative amortization in 1996. Negative amortization involves a greater risk to the Company because during a period of high interest rates the loan principal may increase above the amount originally advanced. However, the Company believes that the risk of default on these loans is mitigated by negative amortization caps, underwriting criteria, relatively low loan to value ratios, and the stability provided by payment schedules. At December 31, 1996, the Company's loan portfolio included $4.9 million of mortgage loans subject to negative amortization, which represented 2.1% of total loans outstanding.

         The Company's policy is to originate one- to four-family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan and up to 97% of the appraised value or selling price if private mortgage insurance is obtained. Mortgage loans originated by the Company generally include due-on-sale clauses which provide the Company with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Company's consent. Due-on-sale clauses are an important means of adjusting the rates on the Company's fixed rate mortgage loan portfolio and the Company has generally exercised its rights under these clauses.

         Multi-Family Lending. The Company originates multi-family mortgage loans generally secured by six to thirty-six unit apartment buildings located in the Company's primary market area. As part of its operating strategy, the Company has moderately increased the amount of multi-family mortgage lending in its primary market area. In reaching its decision on whether to make a multi-family loan, the Company considers the qualifications of the borrower as well as the underlying property. Some of the factors to be considered are the net operating income of the mortgaged premises before debt service and depreciation, the debt service ratio (the ratio of net earnings to debt service), and the ratio of loan amount to appraised value. Pursuant to the Company's underwriting policies, a multi-family adjustable rate mortgage loan may only be made in an amount up to 65% of the appraised value of the underlying property. Subsequent declines in the real estate values in the Company's primary market area have resulted in some increase in the loan-to-value ratio on some mortgage loans. In addition, the Company generally requires a debt service ratio of 1.10x. Properties securing a loan are appraised by an independent appraiser and title insurance is required on all loans. The Company's multi-family loan portfolio at December 31, 1996 was approximately $22.5 million, or 9.49% of the Company's total loans outstanding.

         When evaluating the qualifications of the borrower for a multi-family loan, the Company considers the financial resources and income level of the borrower, the borrower's experience in owning or managing similar property, and the Company's lending experience with the borrower. The Company's underwriting policies require that the borrower be able to demonstrate strong management skills and the ability to maintain the property from current rental income. The borrower should also present evidence of the ability to repay the mortgage and a history of making mortgage payments on a timely basis. In making its assessment of the creditworthiness of the borrower, the Company generally reviews the financial statements, employment and credit history of the borrower, as well as other related documentation. The Company's largest multi-family loan at December 31, 1996 had an outstanding balance of $913,000 and is secured by a 26-unit apartment building located in Sacramento, California. Included in multi-family loans at December 31, 1996 was $9.8 million of loans purchased during 1993, which consisted primarily of newly originated loans secured by apartment buildings in the greater San Francisco Bay Area. These loans were underwritten to standards substantially similar to those utilized by the Company in originating loans. See "Origination, Purchase, Sale and Servicing of Loans."

         Loans secured by apartment buildings and other multi-family residential properties are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by multi-family properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Company seeks to minimize these risks through its underwriting policies, which require such loans to be qualified at origination on the basis of the property's income and debt coverage ratio.

         Construction and Land Lending. The Company originates loans for the acquisition and development of property to contractors and individuals in its primary market area. The Company's construction loans primarily have been made to finance the construction of one- to four-family, owner-occupied residential properties. These loans are primarily adjustable rate loans with construction terms of one year. The Company's policies provide that construction loans may be made in amounts up to 80% of the appraised value of the property for construction of one- to four-family residences and multi-family properties, subject to the limitation on loans to one borrower. The Company requires an independent appraisal of the property. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Land loans are determined on an individual basis, but generally they do not exceed 50% of the actual cost or current appraised value of the property, whichever is less. The largest construction loan in the Company's portfolio at December 31, 1996 was $1.4 million and is secured by land located in Stockton, California. At December 31, 1996, the Company had $4.2 million (less undisbursed loan funds of $1.8 million) of construction and land loans which amounted to 1.8% of the Company's total portfolio.

         As part of its operating strategy, the Company intends to moderately increase the amount of construction and land lending in its primary market area. Construction and land financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development compared to the estimated cost (including interest) of construction. If the estimate of value proves to be inaccurate, the Company may be confronted with a project, when completed, having a value which is insufficient to assure full repayment.

         Commercial Real Estate Lending. The Company originates commercial real estate loans that are generally secured by properties used for business purposes such as small office buildings or a combination of residential and retail facilities located in the Company's primary market area. The Company's underwriting procedures provide that commercial real estate loans may be made in amounts up to the lesser of 65% of the appraised value of the property, or at the Company's current loans-to-one borrower limit. These loans may be made with terms up to 25 years for adjustable rate loans and are indexed to the one year treasury or to the 11th District Cost of Funds. The Company's underwriting standards and procedures are similar to those applicable to its multi-family loans, whereby the Company considers the net operating income of the property and the borrower's expertise, credit history and profitability. The Company has generally required that the properties securing commercial real estate loans have debt service coverage ratios of at least 1.10x. The largest commercial real estate loan in the Company's portfolio at December 31, 1996 was $1,971,000 and is secured by a 9-unit retail center located in Watsonville, California. At December 31, 1996, the Company's commercial real estate loan portfolio was $7.5 million, or 3.2% of total loans.

         As part of its operating strategy, the Company has moderately increased commercial real estate lending in its primary market area. Loans secured by commercial real estate properties, like multi-family loans, are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to a great extent to adverse conditions in the real estate market or the economy. The Company seeks to minimize these risks through its underwriting standards, which require such loans to be qualified on the basis of the property's income and debt service ratio.

         Loan Approval Procedures and Authority. The Board of Directors authorizes or may limit the lending activity of the Company, establishes the lending policies of the Company and reviews properties offered as security. The Board of Directors has authorized the following persons to approve loans up to the amounts indicated: mortgage loans in amounts of $207,000 and below may be approved by the Company's staff underwriters; mortgage loans in excess of $207,000 and up to $250,000 may be approved by the underwriting/processing manager; mortgage loans in excess of $250,000 and up to $350,000 require the approval of the Chief Lending Officer; and loans in excess of $350,000 and up to $500,000 require the approval of the Chief Executive Officer or the President. Loans in excess of $500,000 and up to $750,000 require the approval of the Management Loan Committee, which includes the Chief Executive Officer, the President, and other Senior Officers. Loans in excess of $750,000 and up to $1.0 million require the approval of not less than three of the eight Board members. A resolution of the Board of Directors is required for mortgage loans in excess of $1.0 million.

         For all loans originated by the Company, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered and certain other information is verified by an independent credit agency and, if necessary, additional financial information is required. An appraisal of the real estate intended to secure the proposed loan is required which currently is performed by an independent appraiser designated and approved by the Company. The Board annually approves the independent appraisers used by the Company and approves the Company's appraisal policy. The Company's policy is to obtain title and hazard insurance on all real estate loans. If the original loan amount exceeds 80% on a sale or refinance of a first trust deed loan or private mortgage insurance is required, the borrower will be required to make payments to a mortgage impound account from which the Company makes disbursements for property taxes and mortgage insurance.

         Loan Servicing. The Company also services mortgage loans for others. As part of its operating strategy, the Company has increased the amount of loan servicing it performs for others. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections as required of mortgaged premises, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. At December 31, 1996, the Company was servicing $61.3 million of loans for others.

         Delinquencies and Classified Assets. Management and the Board of Directors perform monthly reviews of delinquent loans. The procedures taken by the Company with respect to delinquencies vary depending on the nature of the loan and period of delinquency. The Company's policies generally provide that delinquent mortgage loans be reviewed and that a written late charge notice be mailed no later than the 15th day of delinquency for mortgage loans. The Company's policies provide that telephone contact will be attempted to ascertain the reasons for delinquency and the prospects of repayment. When contact is made with the borrower at any time prior to foreclosure, the Company will attempt to obtain full payment or work out a repayment schedule with the borrower to avoid foreclosure. It is the Company's general policy to continue to accrue interest on all loans up to 90 days past due, unless it is determined that the collection of interest and/or principal is not probable under the contractual terms of the agreement. Property acquired by the Company as a result of foreclosure on a mortgage loan is classified as real estate owned and is recorded at the lower of the unpaid principal balance or fair value less costs to sell at the date of acquisition and thereafter.

         Federal regulations and the Company's Internal Asset Review Policy require that the Company utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Company has incorporated the Office of Thrift Supervision ("OTS") internal asset classifications as a part of its credit monitoring system. The Company currently classifies problem and potential problem assets as "Substandard," "Doubtful" or "Loss" assets. An asset is considered "Substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "Doubtful" have all of the weaknesses inherent in those classified "Substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "Loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as "Special Mention."

         When an insured institution classifies one or more assets, or portions thereof, as Substandard or Doubtful, it is required to establish an allowance for loan losses in an amount deemed prudent by management. These allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies one or more assets, or portions thereof, as "Loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount.

         A savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS which can order the establishment of additional general or specific loss allowances. The OTS, in conjunction with the other federal banking agencies, adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. As a result of the declines in local and regional real estate market values and the significant losses experienced by many financial institutions, there has been a greater level of scrutiny by regulatory authorities of the loan portfolios of financial institutions undertaken as part of the examination of institutions by the OTS and the Federal Deposit Insurance Corporation ("FDIC"). While the Company believes that it has established an adequate allowance for loan losses, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary. In addition, there can be no assurance that regulators, in reviewing the Company's loan portfolio, will not request the Company to materially increase its allowance for loan losses, thereby negatively affecting the Company's financial condition and earnings at that time.

         The Company's Internal Asset Review Committee reviews and classifies the Company's assets monthly and reports the results of its review to the Board of Directors. The Company classifies assets in accordance with the management guidelines described above. At December 31, 1996, the Company had $.8 million of assets classified as Special Mention. Loans classified as Special Mention are a result of past delinquencies or other identifiable weaknesses. At December 31, 1996, the largest loan classified as Special Mention had a loan balance of $124,000. The Company had $4.9 million of assets classified as Substandard, which included $1.4 million of nonaccrual loans and $3.5 million of loans which were performing in accordance with their contractual terms but were classified as Substandard due to identified risk characteristics including delinquent tax status and a pattern of historical delinquencies. Of the $1.4 million of nonaccrual loans, all were one- to four-family mortgage loans. At December 31, 1996, the largest loan classified as Substandard had a loan balance of $821,000. The Company had $1,000 of assets classified as Loss and no assets classified as Doubtful at December 31, 1996.

         The Company generally requires appraisals on an annual basis on foreclosed properties and, to the extent necessary, properties deemed to be in-substance foreclosures. The Company generally conducts external inspections on foreclosed properties and properties deemed in-substance foreclosures on at least a quarterly basis.

         The following table sets forth delinquencies in the Company's loan portfolio as of the dates indicated:

                                              At December 31, 1996                            At December 31, 1995
                               ------------------------------------------------  -------------------------------------------------
                                     60-89 Days            90 Days or More             60-89 Days              90 Days or More
                               -----------------------  -----------------------  -----------------------    ----------------------
                                            Principal                 Principal                Principal                 Principal
                                 Number      Balance     Number        Balance      Number      Balance      Number      Balance
                                of Loans     of Loans   of Loans      of Loans     of Loans     of Loans     of Loans     of Loans
                               ----------   ----------  ---------    ----------  ------------  ----------   ----------   ---------
                                                                 (Dollars in thousands)
One- to four-family.........          3      $   455          11       $ 1,392           4         $297           8         $1,544
Multi-family................          -            -           -             -           1          170           -              -
Commercial..................          -            -           -             -           -            -           -              -
Construction and land.......          -            -           -             -           1           48           -              -
Other.......................          3            1           2             1           -            -           2              1
                               --------     ---------   --------      --------     -------         ----      ------         ------

Total.......................          6      $   456          13       $ 1,393           6         $515          10         $1,545
                               ========      =======    ========       =======     =======         ====      =======        ======
Delinquent loans to total
     gross loans............       .14%         .19%        .06%          .59%        .22%         .22%        .37%           .67%

                                                      At December 31, 1994
                                   -----------------------------------------------------------
                                           60-89 Days                   90 Days or More
                                   ---------------------------    ----------------------------
                                                   Principal                      Principal
                                     Number         Balance         Number        Balance
                                    of Loans       of Loans        of Loans       of Loans
                                   ----------    ----------    --------------    ----------
                                                     (Dollars in thousands)
One- to four-family..........            1           $64                 4          $711
Multi-family.................            -             -                 -             -
Commercial...................            -             -                 -             -
Construction and land........            3             -                 -             -
Other........................            -             -                 -             -
                                   -------        ------           -------        ------

Total........................            4           $64                 4          $711
                                   =======        ======           =======        ======
Delinquent loans to total
     gross loans.............         .15%          .03%              .08%          .29%

         Nonaccrual and Past Due Loans. Loans are generally placed on nonaccrual status when the payment of interest is 90 days or more delinquent, or the collection of interest and/or principal is not probable under the contractual terms of the loan agreement. Loans on which the Company has ceased the accrual of interest constitute the primary component of the portfolio of nonperforming loans. Nonperforming loans consist of all nonaccrual loans and restructured loans not performing in accordance with their restructured terms. Nonperforming assets include all nonperforming loans and REO. The following table sets forth information regarding nonperforming assets. At December 31, 1996, the Company had $1.4 million of nonaccrual loans. The effect on interest income due to the nonaccrual status of these loans was approximately $89,000. The Company recognized $43,000 of interest income on these loans during 1996. For the year ended December 31, 1996, the gross interest income which would have been earned had these loans been performing in accordance with contractual terms was approximately $132,000. At December 31, 1996, the Company had $354,000 of loans which met the definition of a troubled debt restructuring, all of which were current and paying according to the terms of their contractually restructured agreements on December 31, 1996. The Company had no REO at December 31, 1996 or any of the dates presented below. The Company does not accrue interest on loans past due 90 days or more, and accordingly, there were no accruing loans past due 90 days or more at any of the dates presented below.

                                                                           At December 31,
                                                  ------------------------------------------------------------------
                                                     1996          1995          1994          1993         1992
                                                  -----------   ------------  ------------  -----------  -----------
Nonaccrual loans 90 days or more past due:
   Residential real estate:
      One- to four-family......................    $ 1,393        $ 1,544         $ 711      $     -        $ 644
      Multi-family.............................          -            830             -            -            -
    Construction and land......................          -            825             -            -            -
    Non-mortgage...............................          -              1             -            1            -
                                                   -------        -------         -----      -------        -----
      Total loans on nonaccrual................      1,393          3,200           711            1          644
Restructured loans not performing in
accordance with their restructured terms.......          -              -             -            -            -
Real estate owned..............................          -              -             -            -            -
                                                   -------        -------         -----      -------        -----
      Total nonperforming assets(1)............    $ 1,393        $ 3,200         $ 711      $     1        $ 644
                                                   =======        =======         =====      =======        =====
Allowance for loan losses as a percent
    of gross loans receivable(2)...............       .56%           .59%          .33%         .20%         .17%
Allowance for loan losses as a percent
    of total nonperforming loans(1)............     94.10%         42.56%       113.64%        NM(3)       25.93%
Nonperforming loans as a percent
    of gross loans receivable(1)(2)............       .59%          1.39%          .29%        NM(3)         .66%
Nonperforming assets as a percent
    of total assets(1).........................       .33%           .97%          .24%        NM(3)         .40%

--------------------------------------
(1) Nonperforming assets consist of nonperforming loans (nonaccrual loans and restructured loans not performing in accordance with their restructured terms) and REO. REO consists of real estate acquired through foreclosure and real estate acquired by acceptance of a deed-in-lieu of foreclosure. The Company had no REO or nonperforming restructured loans, and nonperforming loans equaled nonperforming assets, at each of the dates presented above.
(2) Gross loans receivable includes loans receivable held for investment and loans held for sale, less undisbursed loan funds, deferred loan origination fees, and unamortized discounts and premiums.
(3)  At  December  31,  1993,  the Company  had $1,000 of  nonperforming  loans.
     Accordingly, ratio data presenting the allowance for loan losses as a percentage of nonperforming loans for such periods would not be meaningful.

         Impaired Loans. A loan is designated as impaired when the Company determines it may be unable to collect all amounts due according to the contractual terms of the loan agreement, whether or not the loan is 90 days past due. Excluded from the definition of impairment are smaller balance homogenous loans that are collectively evaluated for impairment. In addition, any loans which meet the definition of a troubled debt restructuring, or are partially or completely classified as Doubtful or Loss, are considered impaired.

         The Company has established a monitoring system for its loans in order to identify impaired loans, potential problem loans, and to permit periodic evaluation of the adequacy of allowances for losses in a timely manner. In analyzing its loans, the Company has established specific monitoring policies and procedures suitable for the relative risk profile and other characteristics of loans by type. The Company's residential one- to four-family and non-mortgage loans, where the aggregate loans to one borrower is less than $500,000, are considered to be relatively homogeneous and no single loan is individually significant in terms of its size or potential risk of loss. Therefore, the Company generally reviews its residential one-to four-family and non-mortgage loans, where the aggregate loans to one borrower is less than $500,000, by analyzing the performance and composition of collateral for the portfolio as a whole. For non-homogeneous loans, including loans to one borrower that in aggregate exceed $500,000, the Company conducts a periodic review of each loan. The frequency and type of review is dependent upon the inherent risk attributed to each loan and the adversity of the loan grade. The Company evaluates the risk of loss and default for each loan subject to individual monitoring.

         Factors considered as part of the periodic loan review process to determine whether a loan is impaired address both the amount the Company believes is probable that it will collect and the timing of such collection. As part of the Company's loan review process the Company considers such factors as the ability of the borrower to continue meeting the debt service requirements, assessments of other sources of repayment, and the fair value of any collateral. Insignificant delays or shortfalls in payment amounts, in the absence of other facts and circumstances, would not alone lead to the conclusion that a loan is impaired.

         When a loan is designated as impaired, the Company measures impairment based on the fair value of the collateral of the collateral-dependent loan. The amount by which the recorded investment of the loan exceeds the measure of the impaired loan is recognized by recording a valuation allowance with a corresponding charge to earnings. The Company charges off a portion of an impaired loan against the valuation allowance when it is probable that there is no possibility of recovering the full amount of the impaired loan.

         The following table identifies the Company's total recorded investment in impaired loans by type at December 31, 1996 and 1995 (dollars in thousands).

                                                            December 31,
                                                       ------------------------
                                                            1996          1995

          Residential one- to four-family
            non-homogenous loans                        $    354     $  1,544
          Multi-family loans                                 821          830
          Commercial real estate loans                         -            -
          Construction loans                                   -          825
          Non-mortgage loans                                   1            1
                                                        --------     --------

            Total impaired loans                        $  1,176     $  3,200
                                                        ========     ========

         For the year ended December 31, 1996, the Company recognized interest on impaired loans of $145,000. No impaired loans were on nonaccrual status at December 31, 1996, and therefore no interest was uncollected on impaired loans. During the year ended December 31, 1996, the Company's average investment in impaired loans was $.9 million. Valuation allowances on impaired loans were $82,900 at December 31, 1996.

         Allowance for Estimated Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable. The allowance is based upon a number of factors, including asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management's assessment of the credit risk inherent in the portfolio, historical loan loss experience, and the Company's underwriting policies. As of December 31, 1996, the Company's allowance for loan losses was .56% of total loans, compared to .59% as of December 31, 1995. The Company will continue to monitor and modify its allowances for loan losses as conditions dictate. Various regulatory agencies, as an integral part of their examination process, periodically review the Company's valuation allowance. These agencies may require the Company to establish additional valuation allowances, based on their judgments of the information available at the time of the examination.

         At December 31, 1996, the Company did not have any REO. If the Company acquires any REO, it will be initially recorded at the lower of the recorded investment in the loan or the fair value of the related assets at the date of foreclosure, less costs to sell. Thereafter, if there is a further deterioration in value, the Company either writes down the REO directly or provides a valuation allowance and charges operations for the diminution in value. It is the policy of the Company to charge off consumer loans when it is determined that they are no longer collectible. The policy for loans secured by real estate, which comprise the bulk of the Company's portfolio, is to establish loss reserves in accordance with the Company's asset classification process, based on generally accepted accounting principles ("GAAP"). It is the policy of the Company to obtain an appraisal on all real estate acquired through foreclosure at the time of foreclosure.

         The Company did not have any real estate held for investment at December 31, 1996. If the Company subsequently has real estate held for investment it will be carried at the lower of cost or net realizable value. All costs of anticipated disposition are considered in the determination of net realizable value.

         Activity in the Company's allowance for loan losses for the periods indicated are set forth in the table below (in thousands).

                                                              At or For the Year Ended December 31,
                                               ------------------------------------------------------------------
                                                  1996          1995          1994          1993          1992
                                               -----------   -----------   ------------  ------------  ----------
Balance at beginning of year...............      $1,362        $  808          $387          $167         $174
Provision (credit) for loan losses.........          28           663           421           220           (2)
Charge-offs, net...........................         (79)         (109)            -             -           (5)
                                                 ------        ------          ----          ----         ----
Balance at end of period...................      $1,311        $1,362          $808          $387         $167
                                                 ======        ======          ====          ====         ====

     The following table sets forth the Company's allowance for loan losses to total loans, and the percent of loans to total loans in each of the categories listed at the dates indicated.


                                                                             At December 31,
--------------------------------------------------------------------------------------------------------------------------------
                                    1996                               1995                                   1994
                     ---------------------------------    ---------------------------------    ---------------------------------
                                           Percent of                           Percent of                           Percent of
                             Percent of     Loans in              Percent of     Loans in              Percent of     Loans in
                            Allowance to      Each               Allowance to      Each               Allowance to      Each
                                Total      Category to               Total      Category to               Total      Category to
                     Amount   Allowance    Total Loans    Amount   Allowance    Total Loans    Amount   Allowance    Total Loans
                     ------ ------------   -----------    ------ ------------   -----------    ------ ------------   -----------
                                                                                                         (Dollars in thousands)
One-to
  four family.....  $  911     69.49%         85.22%      $1,080     79.30%        86.29%      $676      83.66%         88.36%

Multi-family......     171     13.04%          9.49%         143     10.50%         9.28%        91      11.26%          9.06%

Commercial........     174     13.27%          3.18%          58      4.26%         1.81%        31       3.84%          1.18%

Construction
  and land........      20      1.53%          1.79%          77      5.65%         2.36%         7        .87%          1.20%

Other.............      35      2.67%           .32%           4       .29%          .26%         3        .37%           .20%
                    ------    -------        -------      ------    -------       -------      ----     -------        -------
Total valuation
allowances........  $1,311    100.00%        100.00%      $1,362    100.00%       100.00%      $808     100.00%        100.00%
                    ======    =======        =======      ======    =======       =======      ====     =======        =======

--------------------------------------------------------------------------------------------
                                    1993                                 1992
                     ---------------------------------    ---------------------------------
                                           Percent of                           Percent of
                             Percent of     Loans in              Percent of     Loans in
                            Allowance to      Each               Allowance to      Each
                                Total      Category to               Total      Category to
                     Amount   Allowance    Total Loans    Amount   Allowance    Total Loans
                     ------ ------------   -----------    ------ ------------   -----------

One-to
  four family.....    $264     68.22%        85.64%        $137      82.04%        88.99%

Multi-family......      60     15.50%         9.79%          11       6.59%         5.44%

Commercial........      26      6.72%         1.40%           4       2.40%         1.96%

Construction
  and land........      31      8.01%         2.93%          15       8.97%         3.34%

Other.............       6      1.55%          .24%           -           -          .27%
                      ----    -------       -------        ----     -------       -------
Total valuation
allowances........    $387    100.00%       100.00%        $167     100.00%       100.00%
                      ====    =======       =======        ====     =======       =======

Investment Activities

         Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certificates of deposit of insured banks and savings institutions, bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment-grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. Additionally, the Company must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. See "Regulation - Federal Savings Institution Regulation - Liquidity." Historically, the Company has maintained liquid assets above the minimum OTS requirements and at a level considered to be adequate to meet its normal daily activities.

         The  Company's   investment   activities   described   herein   include
transactions related to short-term investments, investment securities and mortgage backed securities held by the Company. The investment policies of the Company as established by the Board of Directors attempt to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement the Company's lending activities. Specifically, the Company's policies generally limit investments to government and federal agency-backed securities and other non-government guaranteed securities, including corporate debt obligations, that are investment grade. The Company's policies provide the authority to invest in marketable equity securities meeting the Company's guidelines and in mortgage backed securities guaranteed by the U.S. government and agencies thereof and other financial institutions. At December 31, 1996, the Company had federal funds sold and other short-term investments, investment securities (including certificates of deposit) and mortgage backed securities with an aggregate amortized cost of $168.7 million and a market value of $167.9 million.

         At December 31, 1996, the Company had $50.4 million in investment securities consisting primarily of $14.8 million invested in a short-term government securities fund and the remainder invested in U.S. government and agency obligations. The Company's mortgage backed and mortgage related securities portfolio consists primarily of seasoned fixed rate and adjustable rate mortgage backed and mortgage related securities. At December 31, 1996, the Company had approximately $116.8 million in mortgage backed securities insured or guaranteed by either the FNMA, GNMA, or FHLMC, including $116.6 million in mortgage backed securities available for sale. Investments in mortgage backed securities involve a risk that actual prepayments will exceed prepayments estimated over the life of the security which may result in a loss of any premium paid for such instruments thereby reducing the net yield on such securities. In addition, if interest rates increase, the market value of such securities may be adversely affected.

         The Bank had an amount of mortgage backed and investment securities issued by the following entities which had a total amortized cost in excess of 10% of the Bank's equity at December 31, 1996. These amounts do not include investment securities and mortgage backed securities held by the Company (dollars in thousands).

    Issuer                                         Amortized Cost  Market Value
    ------                                         --------------  ------------
    Smith Breeden Short-Term Government
      Securities Mutual Fund....................        $15,000        $14,799
    Federal Home Loan Mortgage Corporation......         50,429         50,245
    Federal National Mortgage Company...........         60,358         60,100
    Federal Home Loan Bank......................         22,000         21,907
    Government National Mortgage Association....         15,786         15,696

         The following table sets forth the composition of the Company's mortgage backed securities portfolio in dollar amounts and in percentages of the respective portfolios at the dates indicated (dollars in thousands). Available for sale securities are reflected at fair market value and held to maturity securities are reflected at amortized cost pursuant to Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt an Equity Securities ("SFAS No. 115").

                                                                                At December 31,
                                                ---------------------------------------------------------------------------------

                                                          1996                        1995                       1994
                                                --------------------------  -------------------------- --------------------------

                                                                Percent                    Percent                     Percent
                                                   Amount      of Total       Amount       of Total      Amount       of Total
                                                ------------- ------------  ------------ ------------- ------------  ------------
Mortgage backed securities:
    FNMA........................................  $ 45,243       39.62%      $ 23,485        45.57%    $     155         1.07%
    FHLMC.......................................    38,206       33.46%        28,046        54.43%            -             -
    GNMA........................................    15,158       13.27%             -             -            -             -
    CMOs(1).....................................    15,590       13.65%             -             -       14,282        98.93%
                                                  --------      -------      --------       -------    ---------       -------
       Total mortgage backed securities.........   114,197      100.00%        51,531       100.00%       14,437       100.00%
                                                                =======                     =======                    =======
Plus (Less):
    Unamortized premium (discount), net.........     2,586                      1,091                       (754)
                                                  --------                   --------                  ---------
       Total mortgage backed
          securities, net.......................   116,783                     52,622                     13,683
Less:
    Mortgage backed securities available
               for sale.........................   116,610                     52,417                     13,523
                                                  --------                   --------                  ---------
       Total mortgage backed securities
          held to maturity...................... $     173                   $    205                   $    160
                                                 =========                   ========                   ========

---------------------------------

(1) The CMOs primarily consisted of mortgage backed securities tied to single current index securities.

         The following tables set forth the Company's mortgage backed securities activities for the periods indicated (dollars in thousands).

                                                                          For the Year Ended December 31,
                                                                          -------------------------------
                                                                       1996            1995            1994
                                                                       ----            ----            ----
Beginning balance ............................................        $52,622         $13,683         $32,395
    Mortgage backed securities purchased - held to maturity...              -              69               -
    Mortgage backed securities purchased - available for sale.         85,467          43,022          15,216
    Mortgage backed securities acquired in exchange for
      securitized loans.......................................              -          14,992               -
    Sales of mortgage backed securities available for sale,
       proceeds from sale.....................................         (8,427)        (13,746)        (29,192)
    Principal repayments .....................................        (11,776)         (6,240)         (3,742)
    Realized gain (loss) received on sale of
        mortgage backed securities............................             70            (258)            176
    Amortization of (premium)/discount........................           (276)           (277)           (206)
    Unrealized gain (loss) on available for sale..............           (897)          1,377            (964)
                                                                     --------         -------         -------
Ending balance................................................       $116,783         $52,622         $13,683
                                                                     ========         =======         =======

         The following table sets forth certain information regarding the amortized cost and market values of the Company's mortgage backed securities at the dates indicated (dollars in thousands):

                                                                          At December 31,
                                                                          ---------------
                                                    1996                        1995                       1994
                                          --------------------------  ------------------------- --------------------------
                                            Amortized      Market      Amortized     Market      Amortized      Market
                                              Cost          Value         Cost        Value        Cost          Value
                                          -------------  ------------ ------------------------- ------------  ------------
Mortgage backed securities:
   Available for sale:
     GNMA..............................     $ 15,786     $ 15,696
     FHLMC.............................       39,110       38,988        $27,984     $28,187
     FNMA..............................       46,410       46,221         24,020      24,230
     CMO(1)............................       15,788       15,705              -           -      $14,487       $13,523
                                            --------     --------        -------     -------      -------       -------
       Total available for sale........      117,094      116,610         52,004      52,417       14,487        13,523
                                            --------     --------        -------     -------      -------       -------
   Held to maturity:
     FNMA..............................          173          169            205         199          160           144
                                            --------     --------        -------     -------      -------       -------
       Total held to maturity..........          173          169            205         199          160           144
                                            --------     --------        -------     -------      -------       -------
       Total mortgage backed
          securities...................     $117,267     $116,779        $52,209     $52,616      $14,647       $13,667
                                            ========     ========        ========    =======      =======       =======

----------------------------
(1) The CMOs primarily consisted of mortgage backed securities tied to single current index securities.

         The following table sets forth certain information regarding the amortized cost and market values of the Company's federal funds sold and other short-term investments and investment securities at the dates indicated (dollars in thousands):

                                                                     At December 31,
                                         ------------------------------------------------------------------------

                                                   1996                    1995                    1994

                                         -------------------------------------------------------------------------

                                          Amortized     Market    Amortized     Market    Amortized     Market
                                             Cost       Value        Cost       Value        Cost       Value
                                         -------------------------------------------------------------------------
Federal funds sold and other
  short-term investments............       $    531     $   531     $     -     $     -     $ 4,100     $ 4,100
                                           ========     =======     =======     =======     =======     =======
Investment securities:
  Certificates of deposit(1)........            199         199         782         782       1,469       1,469
                                           --------     -------     -------     -------     -------     -------
  Held to maturity:
    U.S. Treasury notes.............            153         152         355         359         395         395
    Tennessee Valley bond...........            144         144         145         144
    FICO zero coupon bond...........            107         107         290         294           -           -
                                           --------     -------     -------     -------     -------     -------
      Total held to maturity........            404         403         790         797         395         395
                                           --------     -------     -------     -------     -------     -------
 Available for sale:
   U.S. government and federal
    agency obligations..............         35,322      35,156      16,025      16,161       3,001       2,907
    Short-term government
    securities mutual fund..........         15,000      14,799      15,000      14,723      15,000      14,848
    Common stock....................                                     85         106           -           -
    Tennessee Valley bond...........              -           -           -           -       2,000       1,948
                                           --------     -------     -------     -------     -------     -------
      Total available for sale......         50,322      49,955      31,110      30,990      20,001      19,703
                                           --------     -------     -------     -------     -------     -------
Total investment securities.........       $ 51,456     $51,088     $32,682     $32,569     $21,865     $21,567
                                           ========     =======     =======     =======     =======     =======

-----------------------------
(1) Includes certificates of deposit with original maturities of greater than 90 days.

         The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities of the Company's federal funds sold and other short-term investments, investment securities and mortgage backed securities as of December 31, 1996.

                                                                     At December 31, 1996
                                         -----------------------------------------------------------------------------

                                                                        More than One            More than Five
                                            One Year or Less         Year to Five Years        Years to Ten Years
                                         ------------------------  ------------------------ --------------------------

                                                       Weighted                  Weighted                  Weighted
                                          Amortized    Average      Amortized    Average     Amortized      Average
                                            Cost        Yield         Cost        Yield         Cost         Yield
                                         ------------ -----------  ------------ ----------- ------------- ------------
                                                                                              (Dollars in thousands)
Investment securities:

   Certificates of Deposit(1).........    $    100       7.13%       $    99       7.07%    $        -            -
                                          --------                   -------                ----------

     Held to Maturity:

      U.S. government and
        federal agency obligations....         260       5.11%           144       5.29%             -            -
                                          --------                   -------                ----------
   Available for sale:

     U.S. government and
       federal agency obligations.....       3,004       5.71%        20,208       6.72%        12,110        7.12%

     Short-term government securities
       mutual fund....................      15,000       5.19%             -           -             -            -
                                          --------                   -------                ----------

       Total available for sale.......      18,004       5.28%        20,208       6.72%        12,110        7.12%
                                          --------                   -------                ----------


       Total investment securities....     $18,364       5.28%       $20,451       6.71%       $12,110        7.12%
                                           =======                   =======                   -------


Mortgage backed securities:

   Held to maturity:
     FNMA.............................           -          -            173       5.12%             -           -
                                          --------                   -------                ----------

       Total held for investment......           -          -        $   173       5.12%             -           -
                                          --------                   -------                ----------

   Available for sale:

     FHLMC............................           -          -        $ 1,909       7.34%             -            -

     GNMA.............................           -          -              -          -              -            -

     FNMA.............................           -          -              -          -              -            -

     CMO'S............................           -          -              -          -              -            -
                                          --------                   -------                ----------

       Total available for sale.......           -          -          1,909       7.34%             -            -
                                          --------                   -------                ----------

       Total mortgage backed
         securities..................            -          -        $ 2,082       7.16%    $        -            -
                                          ========                   =======                ==========




                                         ----------------------------------------------------


                                           More than Ten Years              Total
                                         ------------------------ ---------------------------

                                                       Weighted                  Weighted
                                          Amortized    Average     Amortized      Average
                                            Cost        Yield        Cost          Yield
                                         ------------ ----------- ------------ --------------

Investment securities:

   Certificates of Deposit(1).........   $      -           -     $     199         7.10%
                                         --------                 ---------

     Held to Maturity:

      U.S. government and
        federal agency obligations....          -           -           404         5.17%
                                         --------                 ---------
   Available for sale:

     U.S. government and
       federal agency obligations.....          -           -       35,322          6.77%

     Short-term government securities
       mutual fund....................          -           -       15,000          5.19%
                                         --------                  -------

       Total available for sale.......          -           -       50,322          6.30%
                                         --------                  -------


       Total investment securities....   $      -           -      $50,925          6.29%
                                         ========                  =======

Mortgage backed securities:

   Held to maturity:
     FNMA.............................          -           -          173          5.12%
                                         --------                 --------

       Total held for investment......          -           -      $   173          5.12%
                                         --------                 --------

   Available for sale:

     FHLMC............................   $ 37,201       7.42%     $ 39,109          7.41%

     GNMA.............................     15,786       7.62%       15,786          7.62%

     FNMA.............................     46,410       7.68%       46,410          7.68%

     CMO'S............................     15,788       6.74%       15,788          6.74%
                                         --------                 --------

       Total available for sale.......    115,185       7.46%      117,094          7.46%
                                         --------                 --------

       Total mortgage backed             $115,185       7.46%     $117,266          7.45%
         securities...................   ========                 ========

---------------------------------
(1) Includes certificates of deposit with original maturities of greater than 90 days.

Sources of Funds

         General. Deposits, repayments and prepayments on loans and mortgage backed securities, proceeds from sales of loans and investments, cash flows generated from operations and FHLB borrowings are the primary sources of the Company's funds for use in lending, investing and for other general purposes.

         Deposits. The Company offers a variety of deposit accounts with a range of interest rates and terms. The Company's deposits consist of passbook savings, checking accounts, money market accounts and certificates of deposit. For the year ended December 31, 1996, certificates of deposit constituted 79.4% of total average deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Company's deposits are obtained predominantly from the areas in which its branch offices are located. The Company relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Company's ability to attract and retain deposits. Certificate accounts in excess of $100,000 are not actively solicited by the Company nor has the Company since 1992 used brokers to obtain deposits.

         In 1996 the Company assumed $102.1 million of deposit liabilities in exchange for cash. In 1993, the Company acquired three branch offices which resulted in the Company assuming total deposit liabilities of $95.3 million.

         In response to the rising interest rate environment, the Company offers two certificate accounts whose interest rate may be adjusted to prevailing market rates according to the terms of the account. The "multi-flex" certificate account may have either a seven or seventeen month term. The depositor has the option to increase the interest rate once during the term to the current quoted rate, and may withdraw all or a portion of the deposited funds once during the term of the account without penalty. The seven-month "multi-flex" certificate account allows the depositor to increase the deposit amount in the account. Management continually monitors the Company's certificate accounts and, based on historical experience, management believes it will retain a large portion of such accounts upon maturity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The following table presents the deposit activity of the Company for the periods indicated (dollars in thousands).

                                               For the year ended December 31,
                                             -----------------------------------
                                              1996          1995        1994
                                              ----          ----        ----

    Deposits............................   $ 509,649    $  474,839  $   299,767
    Purchased deposits(1)...............     102,063             -            -
    Withdrawals.........................    (519,685)     (484,457)    (311,800)
                                           ---------    ----------  -----------
    Net deposits (withdrawals)..........      92,027        (9,618)     (12,033)
    Interest credited on deposits.......      10,834        10,592        8,001
                                           ---------    ----------  -----------
    Total increase (decrease)
        in deposits.....................   $ 102,861    $      974  $    (4,032)
                                           =========    ==========  ===========
------------------------------

(1) In December 1996, the Company assumed $ 102. 1 million of deposits from Fremont Investment and Loan.

         At December 31, 1996, the Company had $49.2 million in certificate accounts in amounts of $100,000 or more maturing as indicated in the following table. At December 31, 1995, the Company had $42.0 million of certificate accounts in amounts of $100,000 or more, with a weighted average rate of 5.89% at year end. The Company does not offer premium rates on jumbo certificate accounts.


                                                              Weighted
            Maturity Period                    Amount       Average Rate
------------------------------------------  ------------   --------------
                                               (Dollars in thousands)

Three months or less......................   $  7,218           5.82%
Over three through six months.............      8,868           5.40%
Over six through 12 months................     16,557           5.41%
Over 12 months............................     16,573           5.52%
                                             --------
         Total............................   $ 49,217           5.51%
                                             ========

         The following table sets forth the distribution of the Company's average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented.

                                                                      For the Year Ended December 31,
                                     ---------------------------------------------------------------------------------------------

                                                  1996                            1995                            1994
                                     ----------------------------- ---------------------------------  ----------------------------

                                                Percent                         Percent                          Percent
                                                of Total  Weighted              of Total    Weighted            of Total  Weighted
                                      Average   Average   Average   Average     Average     Average   Average    Average  Average
                                      Balance   Deposits    Rate    Balance     Deposits     Yield    Balance   Deposits   Yield
                                     --------- --------- --------- ----------- ----------- --------- ---------  --------  --------
                                                                          (Dollars in thousands)
Money market deposits.............   $ 19,387     8.65%     3.58%   $14,619       6.75%       2.70%   $19,773     9.27%     2.32%

Passbook deposits.................     13,381     5.97%     1.90%    15,048       6.95%       2.04%    18,341     8.60%     2.23%

Checking accounts.................     13,485     6.01%      .58%    15,012       6.93%        .80%    13,851     6.48%      .89%
                                     --------   -------            --------     -------              --------   -------
   Total..........................     46,253    20.63%              44,679      20.63%                51,965    24.35%
                                     --------   -------            --------     -------              --------   -------


Certificate accounts:

  Three months or less............     35,720    20.07%     5.57%    29,772      13.75%       5.52%    39,231    18.39%     4.46%

  Over three through six months...     37,366    21.00%     5.61%    42,264      19.52%       5.95%    31,725    14.87%     5.32%

  Over six through 12 months......     58,924    33.11%     5.61%    66,272      30.60%       5.31%    27,134    12.72%     5.37%

  Over one to three years.........     44,585    25.05%     5.71%    32,492      15.00%       6.22%    59,428    27.85%     3.25%

  Over three to five years........      1,166      .66%     6.65%       735        .34%       7.29%     3,401     1.59%     9.01%

  Over five to ten years..........        204      .11%     7.23%       343        .16%       7.28%       484      .23%     7.36%
                                     --------   -------            --------     -------              --------   -------

   Total certificates.............    177,964    79.37%     5.58%   171,878      79.37%       5.69%   161,403    75.65%     4.40%
                                     --------   -------            --------     -------              --------   -------
   Total average deposits.........   $224,217   100.00%            $216,557     100.00%              $213,368   100.00%
                                     ========   =======             =======     =======              ========   =======

              The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 1996 (in thousands).


                                      Period to Maturity from December 31, 1996                         At December 31,
                        -------------------------------------------------------------------- -------------------------------------
                        Less than   One to      Two to      Three to   Four to    Over five
                         One Year  Two years  Three years  Four years  Five years   years        1996         1995         1994
                        -------------------------------------------------------------------- -------------------------------------
Certificate accounts:
0 to 4.00%.............  $  1,347   $    30      $    54     $     -    $    -    $     -      $  1,431     $  1,747     $ 34,547
4.01 to 5.00%..........    30,752       361          344           -         -          -        31,457       12,129       34,728
5.01 to 6.00%..........   136,600    53,591        3,585         369       360          -       194,505       83,449       64,888
6.01 to 7.00%..........    16,935     2,394        1,578         323       246        277        21,753       72,200       28,410
7.01 to 8.00%..........     2,105       448          481         122       155          -         3,311        2,400        1,284
8.01 to 9.00%..........         5        43          416          47         -          -           511          468          533
Over 9.01%.............       106        18          101          37         -         14           276          377          738
                         --------   -------      -------     -------    ------    -------      --------     --------     --------

   Total...............  $187,850   $56,885      $ 6,559     $   898    $  761    $   291      $253,244     $172,770     $165,128
                         ========   =======      =======     =======    ======    =======      ========     ========     ========

Borrowings

         From time to time the Company has obtained FHLB advances and entered into reverse repurchase agreements with the FHLB as an alternative to retail deposit funds and may do so in the future as part of its operating strategy. FHLB borrowings may also be used to acquire certain other assets as may be deemed appropriate for investment purposes. These borrowings are collateralized primarily by certain of the Company's mortgage loans and mortgage backed securities and secondarily by the Company's investment in capital stock of the FHLB. See "Regulation - Federal Home Loan Bank System." Such borrowings are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Company, fluctuates from time to time in accordance with the policies of the OTS and the FHLB. At December 31, 1996, the Company had $59.8 million in outstanding borrowings from the FHLB consisting of $46.8 million of advances and $13.0 million of reverse repurchase agreements.

         The following table sets forth certain information regarding the Company's borrowed funds at or for the periods indicated (in thousands):

                                                At or For the Years Ended December 31,
                                                --------------------------------------

                                                     1996        1995       1994
                                                 -----------  ---------  -----------
FHLB advances:
   Average balance outstanding.................     $43,619    $45,744     $38,532
   Maximum amount outstanding at any
       month-end during the period.............      99,607     68,032      61,000
   Balance outstanding at end of period........
                                                     46,807     46,520      59,782
   Weighted average interest rate during
       the period..............................       5.75%      6.00%       4.58%
   Weighted average interest rate at end
       of period...............................       5.72%      5.84%       5.82%

<CAPTION
                                                At or For the Years Ended December 31,
                                                --------------------------------------

                                                     1996        1995       1994
                                                 -----------  ---------- ----------

Securities sold under agreements to repurchase:
   Average balance outstanding.................     $14,644    $14,487         -
   Maximum amount outstanding at any
       month-end during the period.............      16,648     26,124         -
   Balance outstanding at end of period........      13,000     17,361         -
   Weighted average interest rate during
       the period..............................       5.98%      6.06%         -
   Weighted average interest rate at end
       of period...............................       5.94%      5.91%         -

Subsidiary Activities

         Portola, a California corporation, is currently engaged on an agency basis in the sale of insurance, mutual funds and annuity products primarily to the Company's customers and members of the local community. The Company has recently expanded Portola's activities to include the sale of credit life insurance. As of December 31, 1996, Portola had $441,000 in total assets and a net loss for the year ended December 31, 1996 of $62,000.

Personnel

         As of December 31, 1996, the Company had 81 full-time employees and 3 part-time employees. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good.


                           REGULATION AND SUPERVISION

General

         The Company, as a savings and loan holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of the OTS under the Home Owners' Loan Act, as amended (the "HOLA"). In addition, the activities of savings institutions, such as the Bank, are governed by the HOLA and the Federal Deposit Insurance Act ("FDI Act").

         The Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Bank is a member of the Federal Home Loan Bank ("FHLB") System and its deposit accounts are insured up to applicable limits by the Savings Company Insurance Fund ("SAIF") managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Bank's safety and soundness compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress could have a material adverse impact on the Company, the Bank and their operations. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company.

Holding Company Regulation

         The Company is a nondiversified unitary savings and loan holding company within the meaning of the HOLA. As a unitary savings and loan holding company, the Company generally will not be restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender ("QTL"). See "Federal Savings Institution Regulation - QTL Test." Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act ("BHC Act"), subject to the prior approval of the OTS, and activities authorized by OTS regulation.

         The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of the voting stock of another savings institution or holding company thereof, without prior written approval of the OTS; acquiring or retaining, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities other than those permitted by the HOLA; or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

         The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and
(ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

         Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, HOLA does prescribe such restrictions on subsidiary savings institutions, as described below. The Bank must notify the OTS 30 days before declaring any dividend to the Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Federal Savings Institution Regulation

         Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 3% leverage (core) capital ratio and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage (core) capital ratio (3% for institutions receiving the highest rating on the CAMEL financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. Core capital is defined as common stockholder's equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain purchased mortgage servicing rights and credit card relationships. The OTS regulations also require that, in meeting the tangible leverage (core) and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank.

         The risk-based capital standard for savings institutions requires the maintenance of Tier I (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. The components of Tier I (core) capital are equivalent to those discussed earlier. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

         The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets. In calculating its total capital under the risk-based capital rule, a savings institution whose measured interest rate risk exposure exceeds 2% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's assets. The Director of the OTS may waive or defer a savings institution's interest rate risk component on a case-by-case basis. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. For the present time, the OTS has deferred implementation of the interest rate risk component. At December 31, 1996, the Bank met each of its capital requirements, in each case on a fully phased-in basis.

         The following table presents the Bank's capital position at December 31, 1996 relative to fully phased - in regulatory requirements:

                                                                  Excess                       Capital
                                                                                  ----------------------------------
                               Actual          Required        (Deficiency)           Actual           Required
                              Capital           Capital           Amount             Percent           Percent
                           ---------------   --------------  -----------------    ---------------  -----------------
                                                            (Dollars in thousands)
Tangible...................     $34,440           $6,239            $28,201              8.28%              1.50%
Core (leverage)............      34,787           12,488             22,299              8.36%              3.00%
Risk-based.................      36,097           15,026             21,071             19.22%              8.00%

         Prompt Corrective Regulatory Action. Under the OTS prompt corrective action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution is considered "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10%, its ratio of Tier I (core) capital to risk-weighted assets is at least 6%, its ratio of core capital to total assets is at least 5%, and it is not subject to any order or directive by the OTS to meet a specific capital level. A savings institution generally is considered "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8%, its ratio of Tier I (core) capital to risk-weighted assets is at least 4%, and its ratio of core capital to total assets is at least 4% (3% if the institution receives the highest CAMEL rating). A savings institution that has a ratio of total capital to weighted assets of less of than 8%, a ratio of Tier I
(core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 risk-based capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

         Insurance of Deposit Accounts. Deposits of the Bank are presently insured by the SAIF. Both the SAIF and the Bank Insurance Fund ("BIF") (the deposit insurance fund that covers most commercial bank deposits) are statutorily required to be recapitalized to a 1.25% of insured reserve deposits ratio. Until recently, members of the SAIF and BIF were paying average deposit insurance premiums of between 24 and 25 basis points. The BIF met the required reserve in 1995, whereas the SAIF is not expected to meet or exceed the required level until 2002 at the earliest. This situation is primarily due to the statutory requirement that SAIF members make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF.

         In view of the BIF's achieving the 1.25% ratio, the FDIC adopted a new assessment rate schedule of 0 to 27 basis points under which 92% of BIF members paid an annual premium of only $2,000. With respect to SAIF member institutions, the FDIC adopted a final rule retaining the existing assessment rate schedule applicable to SAIF member institutions of 23 to 31 basis points. As long as the premium differential continued, it may have adverse consequences for SAIF members, including reduced earnings and an impaired ability to raise funds in the capital markets. In addition, SAIF members such as the Bank were placed at a substantial competitive disadvantage to BIF members with respect to pricing of loans and deposits and the ability to achieve lower operating costs.

         On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 (the "Funds Act") which, among other things, imposed a special one-time assessment on SAIF member institutions, including the Bank, to recapitalize the SAIF. As required by the Funds Act, the FDIC imposed a special assessment of 65.7 basis points on SAIF assessable deposits held as of March 31, 1995, payable November 27, 1996 (the "SAIF Special Assessment"). The SAIF Special Assessment was recognized by the Bank as an expense in the quarter ended September 30, 1996 and is generally tax deductible. The SAIF Special Assessment recorded by the Bank amounted to $1.4 million on a pre-tax basis and $.8 million on an after-tax basis.

         The Funds Act also spreads the obligations for payment of the FICO bonds across all SAIF and BIF members. Beginning on January 1, 1997, BIF deposits will be assessed for FICO payment of 1.3 basis points, while SAIF deposits will pay 6.48 basis points. Full prorata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged. The Funds Act specifies that the BIF and SAIF will be merged on January 1, 1999, provided no savings associations remain as of that time.

         As a result of the Funds Act, the FDIC recently voted to effectively lower SAIF assessments to 0 to 27 basis points as of January 1, 1997, a range comparable to that of BIF members. SAIF members will also continue to make the FICO payments described above. The FDIC also lowered the SAIF assessment schedule for the fourth quarter of 1996 to 18 to 27 basis points. Management cannot predict the level of FDIC insurance assessments on an on-going basis, whether the savings association charter will be eliminated or whether the BIF and SAIF will eventually be merged.

         The Company's assessment rate for fiscal 1996 was 26 basis points and the premium paid for this period was $516,000. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.

         Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the

OTS. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

         Thrift Chartering Legislation. The Funds Act provides that the BIF and SAIF will merge on January 1, 1999 if there are no more savings associations as of that date. That legislation also requires that the Department of Treasury submit a report to Congress by March 31, 1997 that makes recommendations regarding a common financial institutions charter, including whether the separate charters for thrifts and banks should be abolished. Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter and abolish the OTS have been introduced in Congress. The bills would require federal savings institutions to convert to a national bank or some type of state charter by a specified date (January 1, 1998 in one bill, June 30, 1998 in the other) or they would automatically become national banks. Converted federal thrifts would generally be required to conform their activities to those permitted for the charter selected and divestiture of nonconforming assets would be required over a two year period, subject to two possible one year extensions. State chartered thrifts would become subject to the same federal regulation as applies to state commercial banks. Holding companies for savings institutions would become subject to the same regulation as holding companies that control commercial banks, with a limited grandfather provision for unitary savings and loan holding company activities. The Bank is unable to predict whether such legislation would be enacted, the extent to which the legislation would restrict or disrupt its operations or whether the BIF and SAIF funds will eventually merge.

         Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 1996, the Bank's limit on loans to one borrower was $5.4 million. At December 31, 1996, the Bank's largest aggregate outstanding balance of loans to one borrower totaled $2.0 million.

         QTL Test. The HOLA requires savings institutions to meet a QTL test. Under the QTL test, a savings and loan association is required to maintain at least 65% of its "portfolio assets" (total assets less (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and
(iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage backed securities) in at least 9 months out of each 12 month period.

         A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 1996, the Bank maintained 85.04% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

         Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Company") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. In December 1994, the OTS proposed amendments to its capital distribution regulation that would generally authorize the payment of capital distributions without OTS approval provided the payment does not cause the institution to be undercapitalized within the meaning of the prompt corrective action regulation. However, institutions in a holding company structure would still have a prior notice requirement. At December 31, 1996, the Bank was a Tier 1 Bank.

         Liquidity. The Company is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 5% but may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. OTS regulations also require each member savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's average liquidity and short-term liquidity ratios for December 31, 1996 were 7.74% and 4.79% respectively, which exceeded the then applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

         Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessment, paid on a semi-annual basis, is computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended December 31, 1996 totaled $81,000.

         Branching. OTS regulations permit nationwide branching by federally chartered savings institutions to the extent allowed by federal statute. This permits federal savings institutions to establish interstate networks and to geographically diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings institutions.

         Transactions with Related Parties. The Bank's authority to engage in transactions with related parties or "affiliates" (e.g.., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A limits the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited.
Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

         The Bank's authority to extend credit to executive officers, directors and 10% shareholders, ("insiders"), as well as entities such persons control, is governed by Sections 22(g) and 22(h) of the FRA and Regulation O thereunder. Among other things, such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and to not involve more than the normal risk of repayment. Recent legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to insiders based, in part, on the Bank's capital position and requires certain board approval procedures to be followed.

         Enforcement. Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and an amount to $25,000 per day, or even $1 million per day in especially egregious cases. Under the FDI Act, the FDIC has the authority to recommend to the Director of the OTS enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

         Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") and a final rule to implement safety and soundness standards required under the FDI Act. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards set forth in the Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final rule establishes deadlines for the submission and review of such safety and soundness compliance plans when such plans are required.

Federal Reserve System

         The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily checking accounts). During fiscal year 1996, the Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $52.0 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $52.0 million, the reserve requirement is $1.6 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $52.0 million. The first $4.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

                           FEDERAL AND STATE TAXATION

Federal Taxation

         General. The Bank and the Company report their income on a consolidated basis using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank has not been audited by the IRS during the last five years. For its 1996 taxable year, the Bank is subject to a maximum federal income tax rate of 34%.

         Bad Debt Reserve. For fiscal years beginning prior to December 31, 1995, thrift institutions which qualified under certain definitional tests and other conditions of the Internal Revenue Code of 1986 (the "Code") were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans (generally secured by interests in real property improved or to be improved) under (i) the Percentage of Taxable Income Method (the "PTI Method") or (ii) the Experience Method. The reserve for nonqualifying loans was computed using the Experience Method.

         The Small Business Job Protection Act of 1996 (the "1996 Act"), which was enacted on August 20, 1996, requires savings institutions to recapture (i.e., take into income) certain portions of their accumulated bad debt reserves. The 1996 Act repeals the reserve method of accounting for bad debts effective for tax years beginning after 1995. Thrift institutions that would be treated as small banks are allowed to utilize the Experience Method applicable to such institutions, while thrift institutions that are treated as large banks (those generally exceeding $500 million in assets) are required to use only the specific charge-off method. Thus, the PTI Method of accounting for bad debts is no longer available for any financial institution.

         A thrift institution required to change its method of computing reserves for bad debts will treat such change as a change in method of accounting, initiated by the taxpayer, and having been made with the consent of the IRS. Any Section 481 (a) adjustment required to be taken into income with respect to such change generally will be taken into income ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement.

         Under the residential loan requirement provision, the recapture required by the 1996 Act will be suspended for each of two successive taxable years, beginning with the Bank's current taxable year, in which the Bank originates a minimum of certain residential loans based upon the average of the principal amounts of such loans made by the Bank during its six taxable years preceding its current taxable year.

         Under the 1996 Act, for its current and future taxable years, the Bank is permitted to make additions to its tax bad debt reserves. In addition, the Bank is required to recapture (i. e., take into income) over a six year period the excess of the balance of its tax bad debt reserves as of December 31, 1995 over the balance of such reserves as of December 31, 1987.

         Distributions. Under the 1996 Act, if the Bank makes "non-dividend distributions" to the Company, such distributions will be considered to have been made from the Bank's unrecaptured tax bad debt reserves (including the balance of its reserves as of December 31, 1987) to the extent thereof, and then from the Bank's supplemental reserve for losses on loans, to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in the Bank's income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Bank's current or accumulated earnings and profits will not be so included in the Bank's income.

         The amount of additional taxable income triggered by an non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a non-dividend distribution to the Company, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includable in income for federal income tax purposes, assuming a 35% federal corporate income tax rate. The Bank does not intend to pay dividends that would result in a recapture of any portion its bad debt reserves.

         SAIF Recapitalization Assessment. The Funds Act levied a 65.7-cent fee on every $100 of thrift deposits held on March 31, 1995. For financial statement purposes, this assessment was reported as an expense for the quarter ended September 30, 1996. The Funds Act includes a provision which states that the amount of any special assessment paid to capitalize SAIF under this legislation is deductible under Section 162 of the Code in the year of payment.

         Corporate Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended (the "Code") imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. Only 90% of AMTI can be offset by net operating loss carryovers of which the Bank currently has none. AMTI is increased by an amount equal to 75% of the amount by which the Bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). In addition, for taxable years beginning after December 31, 1986 and before January 1, 1996, an environmental tax of .12% of the excess of AMTI (with certain modifications) over $2.0 million is imposed on corporations, including the Company, whether or not an Alternative Minimum Tax ("AMT") is paid. The Bank does not expect to be subject to the AMT, but may be subject to the environmental tax liability.

         Dividends Received Deduction and Other Matters. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Bank will not file a consolidated tax return, except that if the Company or the Bank own more than 20% of the stock of a corporation distributing a dividend then 80% of any dividends received may be deducted.

State and Local Taxation

         State of California. The California franchise tax rate applicable to the Bank equals the franchise tax rate applicable to corporations generally, plus an "in lieu" rate approximately equal to personal property taxes and business license taxes paid by such corporations (but not generally paid by banks or financial corporations such as the Bank); however, the total tax rate cannot exceed 11.7%. Under California regulations, bad debt deductions are available in computing California franchise taxes using a three or six year weighted average loss experience method. The Bank and its California subsidiary file California state franchise tax returns on a combined basis. The Company, as a savings and loan holding company commercially domiciled in California, is treated as a financial corporation and subject to the general corporate tax rate plus the "in lieu" rate as discussed previously for the Bank.

         Delaware Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

Additional Item.  Executive Officers of the Registrant

         The following table sets forth certain information regarding the executive officers of the Company who are not also directors:

               Name                  Age (1)       Position Held With Company
   ------------------------------   --------     -------------------------------

      Marshall G. Delk                 42         President and Chief
                                                  Operating Officer

      Deborah R. Chandler              42         Senior Vice President,
                                                  Chief Financial Officer
                                                  and Treasurer

      Carlene F. Anderson              44         Corporate Secretary

   (1) At December 31, 1996

Item 2.  Properties.

         The Company neither owns or leases any real property. The Company reimburses the Bank for property and equipment it utilizes per an expense sharing agreement.

         The Company conducts its business through an administrative office located in Watsonville and seven branch offices, one of which includes a real estate loan center. The Company believes that its current facilities are adequate to meet the present and immediately foreseeable needs of the Company.

                                                           Original                           Net Book Value
                                                             Year                             of Property or
                                             Leased         Leased          Date of             Leasehold
                                               or             or             Lease           Improvements at
                Location                     Owned         Acquired        Expiration       December 31, 1996
----------------------------------------- -------------   -----------   -----------------   -------------------
Administrative/Branch Office:

15 Brennan Street                           Owned         12-31-65                 N/A         $      22,252
Watsonville, California  95076

36 Brennan Street                           Owned         03-02-94                 N/A               395,959
Watsonville, California  95076

Branch Offices:

35 East Lake Avenue                         Owned         12-31-65                 N/A               340,280
Watsonville, California  95076

805 First Street                            Owned         12-01-76                 N/A               251,962
Gilroy, California  95020

1400 Munras Avenue                         Owned(1)       07-07-93            10-30-97               943,590
Monterey, California  93940

1890 North Main Street                      Owned         07-07-93                 N/A             1,172,005
Salinas, California  93906
(Real Estate Loan Center)(2)

1127 South Main Street                      Leased        08-08-93         07-31-98(3)                40,405
Salinas, California  93901

8071 San Miguel Canyon Road                 Leased        12-24-93         12-24-03(4)                83,742
Prunedale, California  93907

60 Bay Avenue                               Owned         12-10-96                 N/A             1,101,417
Capitola, California  95020

---------------------------
(1) Majority owned, portion of property leased, with an option to purchase.
(2) The Company's real estate loan center is located in the facilities of the branch.
(3) The Company has options to extend the lease term for three consecutive ten-year periods.
(4) The Company has options to extend the lease term for two consecutive five-year periods.

Item 3.  Legal Proceedings.

         The Company is not involved in any pending legal proceeding other than routine legal proceedings occurring in the ordinary course of business. Such other routine legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition or results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         The Common Stock of Monterey Bay Bancorp, Inc. is traded over-the-counter on the Nasdaq Stock Market under the symbol "MBBC." The stock began trading on February 15, 1995. As of March 27, 1997, there were 3,593,750 shares outstanding of the Company's common stock. As of December 31, 1996 there were 337 stockholders of record. This number does not include persons or entities who hold their stock in nominee or "street" name.

         Information regarding quarterly prices for the Company's stock is as follows:

          Quarter Ended                  Low Bid                 High Bid
          -------------                  -------                 --------
          December 31, 1996              $13 3/8                 $15 7/8
          September 30, 1996             $11 3/8                 $13 5/8
          June 30, 1996                  $11 3/4                 $12 3/4
          March 31, 1996                 $11                     $12 3/4
          December 31, 1995              $11 1/2                 $13
          September 30, 1995             $ 9 7/8                 $13 1/8
          June 30, 1995                  $ 9                     $10 3/4
          March 31, 1995                 $ 8 3/4                 $ 9 1/2

         In the future, the Board of Directors may consider a policy of paying dividends on the Common Stock. Declarations of dividends by the Board of Directors, if any, will depend upon a number of factors, including investment opportunities available to the Company, capital requirements, regulatory limitations, the Company's financial condition, results of operations, tax considerations, and general economic conditions. No assurances can be given, however, that any dividends will be paid or, if commenced, will continue to be paid.

Item 6.  Selected Financial Data.

         Selected consolidated financial data for the five years ended December 31, 1996, consisting of data captioned "Selected Consolidated Financial and Other Data" on page two of the Company's 1996 Annual Report to Stockholders filed as an exhibit hereto is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         "Management's Discussion and Analysis of Financial Condition and Results Operations" on pages 4 to 17 of the Company's 1996 Annual Report to Stockholders filed as an exhibit hereto is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

         The Consolidated Statements of Condition of Monterey Bay Bancorp, Inc. and Subsidiary as of December 31, 1996 and 1995 and the related Consolidated Statements of Income, Stockholders' Equity and Cash Flows for each of the years in the three-year period ended December 31, 1996, together with the related notes and the report of Deloitte and Touche LLP, independent auditors, on pages 18 to 58 of the Company's 1996 Annual Report to Stockholders filed as an exhibit hereto, are incorporated herein by reference.

Item 9. Changes  in  and  Disagreements  with  Accountants  on  Accounting   and
        Financial Disclosure.

         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

         The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 2, 1997, which will be filed no later than 120 days following the Registrant's Fiscal Year end. Information concerning executive officers who are not directors is contained in Part I of this report in reliance on Instruction G of Form 10-K.

Item 11.  Executive Compensation.

         The information relating to director and executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 2, 1997, excluding the Compensation Committee Report on Executive Compensation and the Stock Performance Graph , which will be filed no later than 120 days following the Registrant's Fiscal Year end.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         The information relating to director and executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 2, 1997, which will be filed no later than 120 days following the Registrant's Fiscal Year end.

Item 13.  Certain Relationships and Related Transactions.

         The information relating to director and executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 2, 1997, which will be filed no later than 120 days following the Registrant's Fiscal Year end.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1)   Financial Statements

         The following consolidated financial statements of the registrants and its subsidiaries are filed as a part of this document under Item 8. Financial Statements and Supplementary Data.

                  Consolidated Statements of Financial Condition at December 31,
                   1996 and 1995.
                  Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 1996.
                  Consolidated Statements of Changes in Stockholders' Equity for
                    each of the years in the three-year period ended December 31, 1996.
                  Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 1996.
                  Notes to Consolidated Financial Statements.
                  Independent Auditors' Report.

(a)(2)   Financial Statement Schedules

         All schedules are omitted because they are not required or are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3)   Exhibits

         (a)      The following exhibits are filed as part of this report:

          3.1     Certificates of Incorporation of Monterey Bay Bancorp, Inc.*
          3.2     Bylaws of Monterey Bay Bancorp, Inc.*
          4.0     Stock Certificate of Monterey Bay Bancorp, Inc.*
         10.1     Form  of  Employment  Agreement  between  Watsonville  Federal
                  Savings and Loan Association and certain executive officers*
         10.2     Form of Employment  Agreement  between  Monterey  Bay Bancorp,
                  Inc. and certain executive  officers*
         10.3     Form of  Change  in  Control  Agreement  between   Watsonville
                  Federal  Savings  and  Loan  Association and certain executive officers*
         10.4     Form  of  Change  in  Control  Agreement  between Monterey Bay
                  Bancorp, Inc. and certain executive officers*
         10.5     Form of Watsonville Federal Savings  and  Loan  Association of
                  Employee Severance Compensation Plan*
         10.6     Watsonville  Federal Savings 401(k) Plan*
         10.7     Watsonville   Federal   Savings  and   Loan  Association  1995
                  Retirement Plan for Executive Officers and Directors*
         10.8     Form of Watsonville  Federal  Savings and   Loan   Association
                  Performance Equity Program for Executives**
         10.9     Form  of  Watsonville  Federal  Savings and  Loan  Association
                  Recognition and Retention  Plan for  Outside  Directors**
         10.10    Form   of   Monterey  Bay    Bancorp,  Inc.   1995   Incentive
                  Stock Option Plan**
         10.11    Form of Monterey Bay Bancorp, Inc.  1995 Stock Option Plan for
                  Outside  Directors**
         11       Computation of Per Share Earnings
         21       Subsidiary information  is  incorporated herein  by  reference to "Part I - Subsidiaries."

         23       Consent of Deloitte & Touche LLP
         27       Financial Data Schedule

         (b)      Report on Form 8-K
                    The Registrant did not file any reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1996.

* Incorporated herein by reference from the Exhibits to the Registration Statement on Form S-1, as amended, filed on September 21, 1994, Registration No. 33-84272.
** Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Stockholders' filed on July 26, 1995.

Exhibit No. 11. Statement re: Computation of Per Share Earnings for the years ended December 31, 1996 and 1995.(1)


                                                         1996           1995
                                                       ---------      ---------

     Net income                                       $  852,000     $  673,000
                                                      ==========     ==========

     Weighted average shares outstanding               3,331,870      3,565,197

     Common stock equivalents due to dilutive
        effect on stock options                         (208,389)      (274,432)
                                                      ----------     ----------

     Total weighted average common shares
        and equivalents outstanding                    3,123,481      3,290,765
                                                      ==========     ==========

     Primary earnings per share                       $     0.27     $     0.17
                                                      ==========     ==========

     Total weighted average common shares
        and equivalents outstanding                    3,123,481      3,290,765

     Additional  dilutive  shares using the end
        of period  market value versus the
        average market value when applying
        the treasury stock method(2)                         N/A            N/A

     Total weighted average common shares
        and equivalents outstanding for fully
        diluted computation                            3,123,481      3,290,765
                                                      ==========     ==========

     Fully diluted earnings per share                 $     0.27     $     0.17
                                                      ==========     ==========


(1) Net income per share is meaningful only for the years ended December 31, 1996 and 1995, since the Company's common stock was issued February 14, 1995 in connection with the Conversion of Monterey Bay Bank (formerly Watsonville Federal Savings and Loan Association) from mutual to stock form. Net income and common shares outstanding for the period from February 15, 1995 to December 31, 1995 were used to compute net income per share for the twelve months ended December 31, 1995.

(2) Fully dilutive earnings per share do not result in dilution of three percent or more or are anti-dilutive and are, therefore, not separately presented in the consolidated statements of operations.

                                   SIGNATURES

         Pursuant  to  the  requirements  of  Section  13  of   the   Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MONTEREY BAY BANCORP, INC.



Date:___________________                  By:_______________________________
                                             Marshall G. Delk, President and
                                             Chief Operating Officer


         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


Name                         Title                                        Date
----                         -----                                        ----
                             President and Chief Operating Officer        ____________,1997
------------------------     (principal executive officer)
Marshall G. Delk

                             Senior Vice President,                       ____________,1997
------------------------     Chief Financial Officer and Treasurer
Deborah R. Chandler          (principal accounting officer)

                             Chairman of the Board of Directors and       ____________,1997
------------------------     Chief Executive Officer
Eugene R. Friend


                             Director                                     ____________,1997
------------------------
P. W. Bachan


                             Director                                     ____________,1997
------------------------
Edward K. Banks


                             Director                                     ____________,1997
------------------------
Steven Franich


                             Director                                     ____________,1997
------------------------
Donald K. Henrichsen






                             Director                                     ____________,1997
------------------------
Gary L. Manfre


                             Director                                     ____________,1997
------------------------
William S. Meidl


                             Director                                     ____________,1997
------------------------
Louis Resetar, Jr.


                             Director                                     ____________,1997
------------------------
McKenzie Moss

                                   SIGNATURES

        Pursuant  to  the  requirements  of  Section  13   of   the   Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MONTEREY BAY BANCORP, INC.


                                        By: /s/ Marshall G. Delk
                                           _________________________
                                           Marshall G. Delk
DATED:                                     President and Chief Operating Officer
       _______________________

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


         Name                             Title                                               Date
         ----                             -----                                               ----
/s/ Marshall G. Delk                      President and Chief Operating                                               , 1997
------------------------------------      Officer                                    ---------------------------------
Marshall G. Delk                          (principal executive officer)


/s/ Deborah R. Chandler                   Senior Vice President, Chief                                   , 1997
---------------------------------         Financial Officer and Treasurer           ---------------------
Deborah R. Chandler                       (principal accounting officer)


/s/ Eugene R. Friend                      Chairman of the Board                                          , 1997
---------------------------------         of Directors and Chief
Eugene R. Friend                          Executive Officer


/s/ P.W. Bachan                           Director                                                       , 1997
---------------------------------
P.W. Bachan

/s/ Edward K. Banks                       Director                                                       , 1997
---------------------------------
Edward K. Banks

/s/ Steven Franich                        Director                                                       , 1997
---------------------------------
Steven Franich

/s/ Donald K. Henrichsen                  Director                                                       , 1997
---------------------------------
Donald K. Henrichsen



/s/ Gary L. Manfre                        Director                                                       , 1997
---------------------------------
Gary L. Manfre


/s/ William S. Meidl                      Director                                                       , 1997
---------------------------------
William S. Meidl


/s/ Louis Resetar, Jr.                    Director                                                       , 1997
---------------------------------
Louis Resetar, Jr.


/s/ McKenzie Moss                         Director                                                       , 1997
---------------------------------
McKenzie Moss

