Form 10-Q
period 1997-03-31
MONTEREY BAY BANCORP INC
filed 1997-05-14
CIK 930429

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                       or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

                         Commission File Number 0-24842

                           MONTEREY BAY BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


DELAWARE                                                                                          77-0381362
------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)          (I.R.S. Employer Identification No.)

36 BRENNAN STREET, WATSONVILLE, CALIFORNIA                                 95076
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,593,750 shares of common stock, par value $.01 per share, were outstanding as of May 12, 1997.

                           MONTEREY BAY BANCORP, INC.
                                      Index



PART I. FINANCIAL INFORMATION                                                                             Page
        ---------------------                                                                             ----

       Item 1.    Consolidated Statements of Financial Condition as of
                  March 31, 1997 and December 31, 1996.................................................     1

                  Consolidated Statements of Operations for the
                  Three Months Ended March 31, 1997 and 1996...........................................     2

                  Consolidated Statement of Stockholders' Equity for the
                  Three Months Ended March 31, 1997....................................................     3

                  Consolidated Statements of Cash Flows for the
                  Three Months Ended March 31, 1997 and 1996...........................................     4

                  Notes to Consolidated Financial Statements...........................................     6

       Item 2.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations............................................................     8

PART II. OTHER INFORMATION
         -----------------

       Item 1.    Legal Proceedings....................................................................     16

       Item 2.    Changes in Securities................................................................     16

       Item 3.    Defaults Upon Senior Securities......................................................     16

       Item 4.    Submission of Matters to a Vote of Security Holders..................................     16

       Item 5.    Other Information....................................................................     16

       Item 6.    Exhibits and Reports on Form 8-K.....................................................     16

SIGNATURES..............................................................................................    17

Item 1.  Financial Statements.
------------------------------

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 1997 AND DECEMBER 31, 1996 (Dollars in thousands)
--------------------------------------------------------------------------------

                                                                              March 31,         December 31,
                                                                                1997                1996
                                                                           ----------------  -----------------
ASSETS
Cash and due from depository institutions                                     $      6,134       $      4,447
Overnight deposits                                                                     900                531
                                                                              ------------       ------------
     Total cash and cash equivalents                                                 7,034              4,978

Certificates of deposit                                                                199                199
Loans held for sale, at market                                                           -                130
Securities available for sale:
   Mortgage backed securities (amortized cost of $113,307 at March 31, 1997        111,685            116,610
      and $117,094 at December 31, 1996)
   Investment securities (cost of $48,315 at March 31, 1997
      and $50,322 at December 31, 1996)                                             47,702             49,955
Securities held to maturity:
   Mortgage backed securities (market value of $159 at March 31, 1997
      and $169 at December 31, 1996)                                                   167                173
   Investment securities (market value of $403 at March 31, 1997
      and $404 at December 31, 1996)                                                   405                404
Loans receivable held for investment (net of allowance for loan losses
   at March 31, 1997, $1,434; and at December 31, 1996, $1,311)                    234,398            233,208
Federal Home Loan Bank stock, at cost                                                5,102              5,040
Premises and equipment, net                                                          4,946              4,887
Accrued interest receivable                                                          3,083              2,556
Core deposit premiums, net                                                           3,774              3,979
Other assets                                                                         3,885              3,643
                                                                               -----------        -----------
TOTAL ASSETS                                                                   $   422,380        $   425,762
                                                                               ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
   Savings deposits                                                            $   317,288        $   318,145
   Federal Home Loan Bank advances                                                  44,407             46,807
   Securities sold under agreements to repurchase                                   13,000             13,000
   Accounts payable and other liabilities                                            2,313              2,051
                                                                               -----------        -----------
     Total liabilities                                                             377,008            380,003
                                                                               -----------        -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 2,000,000 shares authorized and unissued             -                  -
   Common stock, $.01 par value, 9,000,000 shares authorized;
       3,593,750 shares issued and outstanding at March 31, 1997                        36                 36
   Additional paid-in capital                                                       27,150             27,114
   Unearned shares held by employee stock ownership plan                            (1,783)            (1,840)
   Treasury stock                                                                   (4,355)            (4,374)
   Retained earnings, substantially restricted                                      25,627             25,320
   Unrealized gain (loss) on securities available for sale, net of taxes            (1,303)              (497)
                                                                               -----------        -----------
     Total stockholders' equity                                                     45,372             45,759
                                                                               -----------        -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $   422,380        $   425,762
                                                                               ===========        ===========

See notes to consolidated financial statements.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1997 AND 1996
(Dollars in thousands, except per share amounts)
--------------------------------------------------------------------------------

                                                                                        Three Months Ended
                                                                                            March 31,
                                                                                    ---------------------------
                                                                                          1997         1996
INTEREST INCOME:
  Loans receivable                                                                     $  4,681     $  4,428
  Mortgage backed securities                                                              2,084          772
  Other investment securities                                                               871          593
                                                                                       --------     --------

     Total interest income                                                                7,636        5,793
                                                                                       --------     --------

INTEREST EXPENSE:
  Savings deposits                                                                        3,862        2,739
  FHLB advances and other borrowings                                                        830          838
                                                                                       --------     --------

     Total interest expense                                                               4,692        3,577
                                                                                       --------     --------

NET INTEREST INCOME BEFORE PROVISION
  FOR LOAN LOSSES                                                                         2,944        2,216

PROVISION FOR LOAN LOSSES                                                                   123           22
                                                                                       --------     --------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                                         2,821        2,194
                                                                                       --------     --------

NONINTEREST INCOME:
  Gain on sale of mortgage backed securities and
     investment securities, net                                                               -           70
  Commissions from annuity sales                                                             87           (1)
  Customer service charges                                                                  126           81
  Income (loss) from loan servicing                                                          59           (9)
  Other income                                                                               39           19
                                                                                       --------     --------

     Total                                                                                  311          160
                                                                                       --------     --------

GENERAL AND ADMINISTRATIVE EXPENSE:
  Compensation and employee benefits                                                      1,060          783
  Occupancy and equipment                                                                   259          223
  Deposit insurance premiums                                                                 50          137
  Data processing fees                                                                      168          128
  Stationery, telephone and office expenses                                                 130          101
  Advertising and promotion                                                                  66           31
  Amortization of core deposit premiums                                                     207           76
  Other expenses                                                                            397          350
                                                                                       --------     --------

     Total                                                                                2,337        1,829
                                                                                       --------     --------

INCOME BEFORE INCOME TAX EXPENSE                                                            795          525

INCOME TAX EXPENSE                                                                          324          206
                                                                                       --------     --------

NET INCOME                                                                             $    471     $    319
                                                                                       ========     ========

NET INCOME PER SHARE                                                                   $    .15     $    .10
                                                                                       ========     ========

See notes to consolidated financial statements.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 1997 (Amounts in thousands)
--------------------------------------------------------------------------------


                                                                                            Unrealized
                                                                                               Gain
                                                                                              (Loss)
                                                                                           on Securities
                             Common Stock(1)                                               Available for
                            ----------------    Paid-In  Acquired   Treasury  Retained      Sale (Net of
                            Shares    Amount    Capital   by ESOP   Stock(2)  Earnings        Taxes)       Total
                            ------    ------    -------  --------   --------  --------     -------------   -----
  Balance at
     December 31,1996:       3,594   $    36    $27,114 $ (1,840)  $ (4,374)  $ 25,320     $   (497)    $   45,759

  Options exercised
     using treasury stock                                                19                                     19

  Dividends paid                                                                  (164)                       (164)

  Earned ESOP shares                                 36       57                                                93

  Change in unrealized
     gain (loss) on
     securities available
     for sale, net of taxes                                                                    (806)          (806)

  Net income                                                                       471                         471
                        ------------------------------------------------------------------------------------------
  Balance at
     March 31, 1997:         3,594  $     36    $27,150 $ (1,783)  $ (4,355)  $ 25,627     $ (1,303)    $   45,372
                        ==========================================================================================

(1)      Number of shares of common  stock  includes  287,500  shares  which are pledged as security for a loan to the Bank's ESOP. Shares earned at March 31, 1997 and December 31, 1996 were 64,688 and 57,500, respectively.

(2) The Company had repurchased a total of 348,842 shares of Company common stock as of March 31, 1997.



See notes to consolidated financial statements.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1997 AND 1996 (Dollars in thousands)
--------------------------------------------------------------------------------

                                                                                       Three Months Ended
                                                                                           March 31,
                                                                                 -------------------------------
                                                                                      1997            1996
                                                                                 --------------- ---------------
OPERATING ACTIVITIES:

  Net income                                                                        $      471       $      319
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
     Depreciation and amortization on premises and equipment                               105               91
     Amortization of core deposit premium                                                  207               76
     Amortization of premiums, net of discounts                                             84              200
     Loan origination fees deferred, net                                                    49               53
     Amortization of deferred loan fees                                                    (47)             (56)
     Provision for loan losses                                                             123               22
     Compensation expense related to ESOP shares released                                   93               73
     Gain on sale of mortgage backed securities and
        investment securities                                                                -              (70)
     Charge-off on loans transferred to real estate owned                                    -              (27)
     Loss on sale of fixed assets                                                            -                1
     Originations of loans held for sale                                                  (294)            (542)
     Proceeds from sales of loans originated for sale                                      424              634
     Change in income taxes payable and deferred income taxes                              352              217
     Change in other assets                                                                268              (89)
     Change in interest receivable                                                        (527)            (146)
     Change in accounts payable and other liabilities                                      (24)            (767)
                                                                                    ----------       ----------

       Net cash provided by (used in) operating activities                               1,284              (11)
                                                                                    ----------       ----------

INVESTING ACTIVITIES:

  Loans originated for portfolio                                                        (6,824)          (8,443)
  Principal payments on loans receivable                                                 5,493           10,778
  Proceeds from sales of mortgage backed securities available for sale                       -            8,427
  Principal paydowns on mortgage backed securities                                       3,731            3,839
  Purchases of investment securities available for sale                                      -           (7,031)
  Proceeds from maturities of investment securities                                      2,000            4,000
  Purchases of premises and equipment, net                                                (164)             (42)
  Purchases of FHLB stock                                                                  (62)            (173)
                                                                                    ----------       ----------

     Net cash provided by investing activities                                           4,174           11,355
                                                                                    ----------       ----------


                                 - continued -

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1997 AND 1996 (Dollars in thousands)
--------------------------------------------------------------------------------

                                                                                      Three Months Ended
                                                                                          March 31,
                                                                                -------------------------------
                                                                                     1997             1996
                                                                                --------------   --------------
FINANCING ACTIVITIES:

  Net increase (decrease) in savings deposits                                      $    (857)       $  7,413
  Repayments of Federal Home Loan Bank advances, net                                  (2,400)        (16,988)
  Repayments of reverse repurchase agreements                                              -            (713)
  Dividends paid                                                                        (164)              -
  Options exercised using treasury stock                                                  19               -
                                                                                   ---------        --------
      Net cash (used in) financing activities                                         (3,402)        (10,288)
                                                                                   ---------        --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                              2,056           1,056

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       4,978           4,217
                                                                                   ---------        --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $   7,034        $  5,273
                                                                                   =========        ========


CASH PAID DURING THE PERIOD FOR:

  Interest on savings deposits and advances                                        $   4,685        $  3,700
   Income taxes                                                                            -               -

NONCASH INVESTING ACTIVITIES:

  Transfer of loans to real estate owned                                                   -             117

See notes to consolidated financial statements.

                           MONTEREY BAY BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997

           The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information. Accordingly, the adequacy of the disclosure contained herein has been determined with the presumption that the users of these interim financial statements have read or have access to the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Only material changes in financial condition and results of operations are discussed in the remainder of
Part I of this Quarterly Report.

           In the opinion of the management of Monterey Bay Bancorp, Inc. (the "Company") and its subsidiary, Monterey Bay Bank (the "Bank"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company's consolidated financial condition at March 31, 1997 and December 31, 1996, the results of its operations for the three months ended March 31, 1997 and 1996, and its cash flows for the three months ended March 31, 1997 and 1996. All significant intercompany balances and transactions have been eliminated in consolidation. Results of operations for any interim period are not necessarily indicative of the operating results that may be expected for any other interim period or for the entire year.

           In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards No. 123 ("SFAS 123"), Accounting for Stock Based Compensation, which established accounting and disclosure requirements using a fair value based method of accounting for stock based employee compensation plans. Under SFAS 123, beginning in 1996 the Company had the option to either adopt the new fair value based accounting method or continue the intrinsic value based method and provide pro forma net income and earnings per share as if the accounting provisions of SFAS 123 had been adopted. The Company has adopted only the disclosure requirements of SFAS 123, and applies Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock options.

           In June 1996, FASB No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," was issued. This statement established standards for when transfers of financial assets, including those with continuing involvement by the transferor, should be considered a sale. SFAS 125 also established standards for when a liability should be considered extinguished. In December 1996, the Financial Accounting Standards Board issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." SFAS 127 reconsidered certain provisions of SFAS 125 and deferred for one year the effective date of implementation for transactions related to repurchase agreements, dollar-roll repurchase agreements, securities lending, and similar transactions. This statement is effective for transfers of assets and extinguishments of liabilities occurring after December 31, 1996, applied prospectively. SFAS Nos. 125 and 127 have not had a material effect on the Bank's financial statements.

           In March 1997, the FASB issued SFAS No. 128, "Earnings per Share," which supersedes APB No. 15, "Earnings per Share." SFAS 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock (i.e. securities such as options, warrants, convertible securities, or contingent stock agreements). The statement replaces the presentation of primary earnings per share with a presentation of basic earnings per share and requires dual presentation of basic and diluted earnings per share on the face of the income statement. SFAS 128 is effective for financial statements issued for periods ending after December 31, 1997. Earlier application is not permitted; however, restatement of all prior-period earnings per share data presented will be required. If the Company had been subject to the requirements of SFAS 128 at March 31, 1997, basic earnings per common share and diluted earnings per common share would have been $.16.

          In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods covered. Actual results could differ significantly from those estimates and assumptions.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

          Monterey Bay Bancorp, Inc. (the "Company") is a savings and loan association holding company incorporated in 1995 under the laws of the State of Delaware. The Company's principal business activities consist of the operation of its wholly owned subsidiary, Monterey Bay Bank ("the Bank"). Unless otherwise specified herein, references to the business and operations of the Bank refer to the business and operations of the Company.

          The Bank is a community-oriented savings institution which attracts deposits from the general public in the areas in which its branches are located and invests such deposits and other available funds in mortgage loans secured by one-to-four family residences and, to a lesser extent, in multi family, commercial real estate, construction, land and other loans. At March 31, 1997, the Bank operated seven branch offices located in Santa Cruz, Monterey, and Santa Clara counties, and one real estate loan office.

RESULTS OF OPERATIONS

          The Company recorded net income of $471,000 for the three months ended March 31, 1997, compared to $319,000 for the same period last year. Net income per share for the quarter ended March 31, 1997 was $.15, compared to $.10 for the similar period in 1996.

          The improvement in earnings for the three months ended March 31, 1997, compared to the same period last year, reflects higher net interest income and increased noninterest income, partially offset by an increase in general and administrative expenses compared to the first quarter of 1996. Financial results for the quarter ended March 31, 1997 were impacted by the cash assumption, during the fourth quarter of 1996, of $102.1 million of savings deposits (the "Deposit Assumption"), on which the Company recorded a core deposit intangible asset of $3.7 million. Cash proceeds from the Deposit Assumption were reinvested in various mortgage backed securities and other investments, resulting in higher net interest income for the quarter ended March 31, 1997, compared to the first quarter of 1996. Also impacting financial results for the three months ended March 31, 1997 was the Company's purchase of a branch site in Capitola, California, which began operations as a full service bank branch on January 6, 1997. This expansion activity resulted in an increase in general and administrative expenses during the first quarter of 1997.

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

          Net interest income before provision for loan losses rose 32.9% to $2.9 million for the first quarter of 1997 from $2.2 million for the first quarter of 1996.

          For the three months ended March 31, 1997, the Company recorded $7.6 million in total interest income, an increase of $1.8 million, or 31.0%, from $5.8 million recorded in the first three months of 1996. The increase in total interest income was primarily attributable to an increase of

$69.0 million, or 150%, in the average balance of mortgage backed securities, and an increase of $15.0 million, or 38%, in the average balance of investment securities. The higher average balances of mortgage backed securities and investment securities in the first quarter of 1997, compared to the similar period a year ago, were the result of securities purchases resulting from the Deposit Assumption.

          The weighted average yield on interest earning assets rose to 7.52% for the first quarter of 1997, compared to 7.35% for the first quarter in 1996. The average yield on loans receivable increased to 7.93% for the three months ended March 31, 1997, from 7.73% for the similar period a year ago, primarily due to the origination of higher yielding fixed and adjustable rate mortgage loans during the latter part of 1996 and the first quarter of 1997. Interest income on loans receivable was positively impacted by the declining level of nonaccrual loans, from $2.7 million at March 31, 1996 to $1.2 million at March 31, 1997. The average yield on mortgage backed securities increased by 62 basis points for the three months ended March 31, 1997, compared to the comparable period in 1996, primarily due to lower prepayments and a corresponding decrease in premium amortization during the first quarter of 1997.

           Interest expense for the quarter ended March 31, 1997 was $4.7 million, compared to $3.6 million for the quarter ended March 31, 1996, a $1.1 million or 30.6% increase. This increase was due to a substantially higher average balance of savings deposits in 1997 resulting from the Deposit Assumption and the opening of the Capitola branch, partially offset by lower rates paid on deposit accounts. As compared to the first quarter of 1996, interest expense on deposits in the first three months of 1997 increased by $1.2 million due to higher average outstanding balances related to the Deposit Assumption, and declined $102,000 due to lower rates paid on deposit accounts. The Company's cost of deposits declined to a weighted average rate of 4.92% for the first quarter of 1997, from 5.01% for the corresponding period a year ago, primarily due to a relatively stable market interest rate environment during the most recent four quarters which has allowed management to retain and renew a portion of its maturing certificate of deposit funds at lower market interest rates. The Company's cost of borrowings increased to 5.89% for the three months ended March 31, 1997, from 5.80% for the similar period in 1996. For the three months ended March 31, 1997, the Company's cost of total interest bearing liabilities was 5.07%, compared to 5.18% for the same period a year ago.

           The Company's net interest margin increased to 2.90% for the first quarter of 1997 compared to 2.81% for the first quarter of 1996. For the three months ended March 31, 1997, the Company's net interest rate spread increased to 2.46%, from 2.17% for the three months ended March 31, 1996.

          The changes in net interest income for the three months ended March 31, 1997 compared with the corresponding periods in 1996 are analyzed in the following table. The table shows the changes by major component, setting forth changes attributable to changes in volume, changes attributable to changes in interest rates and the net effect of both (in thousands):

                                                              Three Months Ended March 31,
                                                                 1997 Compared with 1996
                                                                    Increase (Decrease)
                                                      ---------------------------------------------
                                                      Volume              Rate                Net
                                                      ------              ----                ---
          Interest income:
               Loans                                  $   135            $  118           $   253
               Mortgage backed securities               1,147               165             1,312
               Investment securities                      230                48               278
                                                      -------            ------           -------
                                                        1,512               331             1,843
                                                      -------            ------           -------
          Interest expense:
               On customer deposits                     1,225              (102)            1,123
               On borrowings                              (16)                8                (8)
                                                      -------            ------           -------
                                                        1,209               (94)            1,115
                                                      -------            ------           -------

          Change in net interest income               $   303            $  425           $   728
                                                     ========            ======           =======


           Average assets and liabilities together with average interest rates earned and paid for the three months ended March 31, 1997 are summarized as follows (dollars in millions):

                                                                 Three Months Ended March 31,
                                                                 ----------------------------
                                                                1997                         1996
                                                                ----                         ----
                                                         Average    Yield/            Average     Yield/
                                                         Balance     Rate             Balance      Rate
                                                         -------    ------            -------     ------
    Interest earning assets:
      Loans                                              $   236      7.93%           $   229       7.73%
      Mortgage backed securities                             115      7.26                 46       6.64
      Investment securities                                   55      6.30                 40       5.92
                                                         -------                      -------
         Total interest earning assets                       406      7.52                315       7.35
    Noninterest earning assets                                17                           11
                                                         -------                      -------
      Total assets                                       $   423                      $   326
                                                         =======                      =======

    Interest bearing liabilities:
      Deposits                                           $   318      4.92%           $   218       5.01%
      Borrowings                                              58      5.89                 58       5.80
                                                         -------                      -------
         Total interest bearing liabilities                  376      5.07                276       5.18
    Noninterest bearing liabilities                            2                            2
    Stockholders' equity                                      45                           48
                                                         -------                      -------
      Total liabilities and stockholders' equity         $   423                      $   326
                                                         =======                      =======

    Net interest rate spread                                          2.46%                         2.17%
    Net interest margin                                               2.90%                         2.81%
    Ratio of interest bearing assets to
       interest bearing liabilities                                    108%                          114%

Interest Rate Sensitivity
-------------------------

         Interest rate risk is influenced by market forces. However, that risk may be controlled by monitoring and managing the repricing characteristics of interest bearing assets and liabilities. The objective of the Company's interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of risk appropriate given the Company's business focus, operating environment, capital and liquidity requirements and performance objectives, establish prudent asset concentration guidelines and manage the risk consistent with Board approved guidelines.
Management seeks to reduce the vulnerability of its earnings to changes in interest rates and to manage the ratio of interest rate sensitive assets to interest rate sensitive liabilities within specified maturities or repricing dates. The extent of the movement of interest rates, higher or lower, is an uncertainty that could have a negative impact on the earnings of the Company.

           The primary analytical tool used by management to gauge interest rate sensitivity is a simulation model which calculates the effects on market value of equity and future net interest income resulting in changes in market interest rates that are up to two percent higher or two percent lower than current levels. Interest rate risk sensitivity estimated by management, as measured by the change in the market value of equity as a percentage of the present value of assets from an immediate 200 basis point increase in interest rates, was 3.85% at December 31, 1996 and approximately unchanged from that level at March 31, 1997, indicating that the Company is vulnerable to increases in interest rates.

           During the first quarter of 1997, the Company adopted a program to reduce its exposure to interest rate risk by emphasizing the origination of current-index adjustable rate mortgage loans, selling a portion of its portfolio of fixed rate mortgage backed securities, and seeking to better match the maturities of assets with deposits and borrowings. Management believes that this strategy, although possibly sacrificing short-term profits compared to the yields obtainable through fixed rate investments, reduces the Company's exposure to the risk of interest rate fluctuations and thereby enhances long-term profitability.

Provision for Loan Losses
-------------------------

           The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of prior loss experience, the volume and type of lending presently conducted by the Company, industry standards, past due loans, economic conditions in the Company's market area generally and other factors related to the collectibility of the Company's loan portfolio. For the quarter ended March 31, 1997, the provision for loan losses amounted to $123,000 compared to $22,000 for the corresponding period during 1996. The Company increased its provision for loan losses in anticipation of implementing its strategy to moderately increase the amount of construction, commercial real estate, and multifamily lending in its primary market area. The provision resulted in a total allowance for loan losses of $1,434,000, or .61% of total loans, at March 31, 1997, compared to an allowance for loan losses of $1,311,000, or .56% of total loans, at December 31, 1996. Nonperforming assets declined to $1.2 million, or .28% of total assets at March 31, 1997, compared to $1.4 million, or .33% of total assets at December 31, 1996. (See "-Financial Condition.")

Noninterest Income
------------------

         Noninterest income increased to $311,000 for the three months ended March 31, 1997, compared to $160,000 for the same period a year earlier. Customer service charges increased by 55.6% to $126,000 during the first quarter of 1997 from $81,000 for the first quarter of 1996, reflecting a significant period to period growth in the number of customer checking accounts. This resulted primarily from an active marketing campaign to increase the number and outstanding balances of transaction-related customer deposit accounts. The Company recorded commission income of $87,000 from the sale of insurance, mutual funds, and annuity products for the three months ended March 31, 1997, compared to a loss of $1,000 for the similar period a year ago. The increase in commission income reflects the implementation by management of a strategic business plan to increase sales of these products. The Company has hired new management experienced in the brokerage industry to oversee these operations.

         At March 31, 1997, the Company was servicing loans for others with an unpaid principal balance of $60.1 million, compared to $61.3 million at December 31, 1996. Income from loan servicing increased to $59,000 for the three months ended March 31, 1997, compared to a loss of $9,000 for the similar period a year ago. The first quarter 1996 loss from loan servicing was due to the negative impact of a guaranteed yield maintenance agreement on loans serviced for another financial institution. The agreement expired in 1996.

General and Administrative Expenses
-----------------------------------

           General and administrative expenses were $2.3 million for the first quarter of 1997, compared to $1.8 million for the first three months of 1996. The increases in 1997 were partially attributable to higher compensation and employee benefits, as new employees were hired to support the Company's expansion into the Capitola branch location, to support the Deposit Assumption, and to support its new product lines and services. In addition, general and administrative expenses for the first quarter of 1997 included higher data processing costs, increased advertising expenses, higher stationery, telephone, and office expenses, and increased core deposit intangible amortization, partially offset by reduced deposit insurance premiums, compared to the same period a year earlier.

FINANCIAL CONDITION

           Total assets of the Company were $422.4 million at March 31, 1997, compared to $425.8 million at December 31, 1996, a decline of $3.4 million, or
 .8%. Mortgage backed securities and investment securities decreased by $7.2 million, or 4%, due to principal paydowns and maturities. Loans receivable increased by $1.2 million to $234.4 million. During the first three months of 1997, the Company funded $7.3 million of portfolio loans, of which $3.7 million were single family, owner occupied home loans and $3.6 million were commercial real estate, construction and land loans. Substantially all of the loans originated by the Company during the first quarter of 1997 were adjustable rate loans indexed to current market indices. All of the Company's loans are secured by real estate located within the state of California. The majority are secured by real estate in Santa Cruz, Monterey, Santa Clara, and San Benito counties; therefore, the Company's credit risk is primarily related to the economic conditions of this region.

           At March 31, 1997, nonaccrual loans totaled $1.2 million, or .50% of loans receivable, compared to $1.4 million, or .59% of loans receivable at December 31, 1996. The Company's nonaccrual loans are secured by one-to four-family residences located within its primary market area. At March 31, 1997, the Company had three restructured loans totaling $351,000, all performing in accordance with their revised contractual terms. The Company had no real estate owned at March 31, 1997 or December 31, 1996.

           The Office of Thrift Supervision regulations require all institutions to classify their problem assets in one of three categories, substandard, doubtful, and loss, and provide specific or general valuation allowances when necessary and appropriate. (Assets that do not warrant classification but deserve special attention are designated as "special mention" and require no valuation allowances.) Management monitors the Company's assets regularly and classifies any problem assets. The Company's classified assets consist of foreclosed residential properties, nonperforming assets, and assets that are performing in accordance with their contractual terms but are adversely classified because they exhibit one or more well-defined weaknesses.

           The following schedule presents the Company's classified assets at March 31, 1997 and December 31, 1996 (in thousands):

                                                                 March 31,            December 31,
                                                                      1997                    1996
                                                                 ---------            ------------
        Assets classified as:
                    Substandard                                  $   3,566               $   4,944
                    Doubtful                                             -                       -
                    Loss                                                 -                       1
                                                                 ---------               ---------
                    Total classified assets                      $   3,566               $   4,945
                                                                 =========               =========

        Classified assets as a
           percentage of total assets                                  .84%                   1.16%

           At March 31, 1997, assets classified as substandard included $1.2 million of loans past due 90 days or more, $1.8 million of loans less than 90 days delinquent but identified as having risk characteristics indicating that the collection of interest and/or principal may not occur under the contractual terms of the loan agreements, and $620,000 of performing loans on property with delinquent real estate taxes. At December 31, 1996, substandard loans included $1.4 million of loans past due 90 days or more, $2.9 million of performing loans with identified risk characteristics, and $622,000 of performing loans on property with delinquent real estate taxes.

           During the three months ended March 31, 1997, the Company's liabilities decreased by $3.0 million to $377.0 million, from $380.0 million at December 31, 1996. The decrease in liabilities was primarily attributable to decreases in borrowings, from $59.8 million at December 31, 1996 to $57.4 million at March 31, 1997. The Company utilizes FHLB advances and reverse repurchase agreements as part of its asset and liability management objectives.

           During the three months ended March 31, 1997, savings deposits decreased to $317.3 million, a decline of $800,000 from $318.1 million at December 31, 1996. Certificate of deposit accounts declined by $2.1 million during the quarter, but were largely offset by increases in customer checking accounts and money market accounts. The Company's management continues to pursue its strategy of increasing low cost transaction accounts (consisting of checking, passbook, and money market accounts) by actively marketing those accounts.

           At March 31, 1997, shareholders' equity was $45.4 million, compared to $45.8 million at December 31, 1996. During the three months ended March 31, 1997, the Company paid a cash dividend of $.05 per share on its outstanding common stock, reducing stockholders' equity by $164,000. Unrealized losses on securities available for sale resulted in a decrease of approximately

$806,000 in equity. These reductions in stockholders' equity were partially offset by first quarter net income of $471,000, an increase in earned ESOP shares, and the exercise of stock options using treasury stock. Tangible book value per share of Monterey Bay Bancorp, Inc. common stock was $13.76 at March 31, 1997, compared to $13.87 at December 31, 1996.

Recent Legislative Developments
-------------------------------

          On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 (the "Funds Act") which among other things, imposed a special one-time assessment on SAIF member institutions, including the Bank, to recapitalize the SAIF. The special assessment was recognized as an expense in the third quarter of 1996 and was tax deductible. The Bank recorded a pre-tax expense of $1.4 million as a result of the FDIC special assessment.

          The Funds Act also spreads the obligations for payment of the Financing Corporation ("FICO") bonds across all SAIF and BIF members. Beginning on January 1, 1997, BIF deposits are assessed for FICO payments at a rate of 20% of the rate assessed on SAIF deposits. Based on current estimates by the FDIC, BIF deposits will be assessed a FICO payment of 1.3 basis points, while SAIF deposits will pay an estimated 6.5 basis points on the FICO bonds. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged. The Funds Act specifies that the BIF and SAIF will be merged on January 1, 1999 provided no savings associations remain as of that time.

          As a result of the Funds Act, the FDIC recently proposed to lower SAIF assessments to 0 to 27 basis points effective January 1, 1997, a range comparable to that of BIF members. However, SAIF members will continue to make the higher FICO payments described above. Management cannot predict the level of FDIC insurance assessments on an on-going basis, whether the savings charter will be eliminated, or whether the BIF and SAIF will eventually be merged.

           The Company paid deposit insurance premiums of $50,000 for the first quarter of 1997, compared to $137,000 for the first quarter of 1996. The decrease in 1997 compared to 1996 was primarily due to the federally mandated reduction in deposit insurance premiums, offset by a higher average balance of savings deposits in the first quarter of 1997.

Capital and Regulatory Standards
--------------------------------

           The following schedule presents the prescribed minimum capital requirements for the Bank at March 31, 1997, the actual amount of capital, and the amount of excess (dollars in thousands):

                                                    Minimum                 Actual
                                                Requirement                 Amount                  Excess
                                                -----------                 ------                  ------
       Risk-based capital                          $ 15,011               $ 36,789                $ 21,778
       % of risk-weighted assets                      8.00%                 19.61%                  11.61%

       Core capital                                $ 12,417               $ 35,359                $ 22,941
       % of risk-weighted assets                      3.00%                  8.54%                   5.54%

       Tangible capital                            $  6,205               $ 35,088                $ 28,883
       % of risk-weighted assets                      1.50%                  8.48%                   6.98%

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

           The regulation will require a savings institution to maintain capital in an amount equal to one-half the difference between the institution's measured interest rate risk and 2% of the market value of the institution's assets. Interest rate risk is to be measured on the market value of its assets, based on a hypothetical 200 basis point change in interest rates. The credit risk component of the risk-based capital standard will remain unchanged at 8% of risk-weighted assets. Institutions with measured interest rate risk less than or equal to 2% will not be required to maintain additional capital. If the Bank had been subject to adding an interest rate risk component to its risk-based capital standard at March 31, 1997, the Bank would have continued to substantially exceed minimum risk based capital requirements.

           OTS prompt corrective action ("PCA") regulations include five capital tiers ranging from well-capitalized to critically undercapitalized. Well-capitalized institutions are not subject to any PCA-related constraints under these regulations. As the following table shows, under these regulations, the Bank met the definition of a well capitalized institution at March 31, 1997 and December 31, 1996.

                                                          Total           Tier One      Leverage (Core
                                                       Risk-Based        Risk-Based        Capital)
                                                      Capital Ratio    Capital Ratio         Ratio
                                                      -------------    -------------    --------------
         Minimum requirements:
         Well capitalized                                10.00%             6.00%            5.00%

         Bank capital ratios:
         December 31, 1996                               19.22%            18.52%            8.36%
         March 31, 1997                                  19.61%            18.84%            8.54%


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

           The Company, like other savings associations, is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of United States Treasury and federal agency securities and other investments, generally having maturities of five years or less. The OTS has the authority to raise or lower the required liquidity level in order to promote a stable supply of mortgage credit. Currently, the regulatory requirement for liquid assets each month is 5% of an institution's average daily balance of net withdrawable accounts and certain short-term borrowings during the preceding calendar quarter. At March 31, 1997, the Company's liquidity ratio was 5.56%, compared to 7.74% at December 31, 1996.

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

               None.

Item 4.    Submission of Matters to a Vote of Security Holders.
           ----------------------------------------------------

               None.

Item 5.    Other Information.
           ------------------

               On March 20, 1997,the Board of Directors of the Company increased the number of directors to ten and on March 31, 1997 elected Nicholas C. Brase as a director to a term expiring in 1998.

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

               None.

                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    MONTEREY BAY BANCORP, INC.

Date      May 12, 1997              By /s/ Marshall G. Delk
    -------------------------          --------------------
                                       Marshall G. Delk, President and
                                       Chief Operating Officer

Date      May 12, 1997               By /s/ Deborah R. Chandler
    -------------------------           -----------------------
                                        Deborah R. Chandler,
                                        Senior Vice President, Treasurer
                                        and Chief Financial Officer