Form 10-Q
period 1997-06-30
MONTEREY BAY BANCORP INC
filed 1997-08-14
CIK 930429

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       or

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

                         Commission File Number 0-24842

                           MONTEREY BAY BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                                         77-0381362
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation                 (I.R.S. Employer
             or organization)                                Identification No.)


36 BRENNAN STREET, WATSONVILLE, CALIFORNIA                          95076
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,242,408 shares of common stock, par value $.01 per share, were outstanding as of August 12, 1997.

                           MONTEREY BAY BANCORP, INC.

                                      Index



PART I.  FINANCIAL INFORMATION                                                                            Page
         ---------------------                                                                            ----
       Item 1.    Consolidated Statements of Financial Condition as of
                  June 30, 1997 and December 31, 1996..................................................     1

                  Consolidated Statements of Operations for the
                  Three and Six Months Ended June 30, 1997 and 1996....................................     2

                  Consolidated Statement of Stockholders' Equity for the
                  Six Months Ended June 30, 1997.......................................................     3

                  Consolidated Statements of Cash Flows for the
                  Six Months Ended June 30, 1997 and 1996..............................................     4

                  Notes to Consolidated Financial Statements...........................................     6

       Item 2.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations............................................................     8

PART II.  OTHER INFORMATION
          -----------------

       Item 1.    Legal Proceedings....................................................................     17

       Item 2.    Changes in Securities................................................................     17

       Item 3.    Defaults Upon Senior Securities......................................................     17

       Item 4.    Submission of Matters to a Vote of Security Holders..................................     17

       Item 5.    Other Information....................................................................     18

       Item 6.    Exhibits and Reports on Form 8-K.....................................................     18

SIGNATURES..............................................................................................    19

Item 1.  Financial Statements.
------------------------------

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 1997 AND DECEMBER 31, 1996 (Dollars in thousands)
--------------------------------------------------------------------------------

                                                                              June 30,           December 31,
                                                                                1997                 1996
                                                                           ----------------     ----------------
ASSETS
Cash and due from depository institutions                                         $  5,908             $  4,447
Overnight deposits                                                                   3,475                  531
                                                                                  --------             --------
     Total cash and cash equivalents                                                 9,383                4,978

Certificates of deposit                                                                199                  199
Loans held for sale, at market                                                         236                  130
Securities available for sale:
   Mortgage backed securities (amortized cost of $84,293 at June 30, 1997
      and $117,094 at December 31, 1996)                                            83,929              116,610
   Investment securities (amortized cost of $47,309 at June 30, 1997
      and $50,322 at December 31, 1996)                                             47,112               49,955
Securities held to maturity:
   Mortgage backed securities (market value of $153 at June 30, 1997
      and $169 at December 31, 1996)                                                   159                  173
   Investment securities (market value of $295 at June 30, 1997
      and $404 at December 31, 1996)                                                   296                  404
Loans receivable held for investment (net of allowance for loan losses
      at June 30, 1997, $1,526; and at December 31, 1996, $1,311)                  253,403              233,208
Federal Home Loan Bank stock, at cost                                                3,277                5,040
Premises and equipment, net                                                          4,915                4,887
Accrued interest receivable                                                          2,491                2,556
Core deposit premiums and other intangibles, net                                     3,652                3,979
Real estate owned                                                                      395                   --
Other assets                                                                         3,363                3,643
                                                                                  --------             --------
TOTAL ASSETS                                                                      $412,810             $425,762
                                                                                  ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
   Savings deposits                                                               $318,522             $318,145
   Federal Home Loan Bank advances                                                  31,782               46,807
   Securities sold under agreements to repurchase                                   13,000               13,000
   Accounts payable and other liabilities                                            2,724                2,051
                                                                                  --------             --------
     Total liabilities                                                             366,028              380,003
                                                                                  --------             --------

COMMITMENTS AND CONTINGENCIES:                                                          --                   --

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 2,000,000 shares authorized and
       unissued                                                                         --                   --
   Common stock, $.01 par value, 9,000,000 shares authorized, 3,593,750 shares issued, and 3,242,408 shares outstanding at June 30, 1997;
       and 9,000,000 shares authorized, 3,593,750 shares issued, and                    36                   36
       3,243,363 shares outstanding at June 30, 1997
   Additional paid-in capital                                                       27,184               27,114
   Unearned shares held by employee stock ownership plan                            (1,725)              (1,840)
   Treasury stock, at cost (351,342 shares at June 30, 1997; and 350,387
       shares at December 31, 1996)                                                 (4,395)              (4,374)
   Retained earnings, substantially restricted                                      26,002               25,320
   Unrealized loss on securities available for sale, net of taxes                     (320)                (497)
                                                                                  --------             --------
     Total stockholders' equity                                                     46,782               45,759
                                                                                  --------             --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $412,810             $425,762
                                                                                  ========             ========

See notes to consolidated financial statements.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
(Dollars in thousands, except per share amounts)
--------------------------------------------------------------------------------

                                                         Three Months Ended              Six Months Ended
                                                              June 30,                       June 30,
                                                       ---------------------         ------------------------
                                                          1997         1996               1997         1996
INTEREST INCOME:
  Loans receivable                                     $  4,739     $  4,420           $  9,420     $  8,848
  Mortgage backed securities                              1,790          636              3,874        1,408
  Other investment securities                               896          625              1,767        1,218
                                                       --------     --------           --------     --------

     Total interest income                                7,425        5,681             15,061       11,474
                                                       --------     --------           --------     --------

INTEREST EXPENSE:
  Savings deposits                                        3,860        2,672              7,722        5,411
  FHLB advances and other borrowings                        764          703              1,594        1,542
                                                       --------     --------           --------     --------

     Total interest expense                               4,624        3,375              9,316        6,953
                                                       --------     --------           --------     --------

NET INTEREST INCOME BEFORE PROVISION
  FOR LOAN LOSSES                                         2,801        2,306              5,745        4,521

PROVISION FOR LOAN LOSSES                                   102           --                225           22
                                                       --------     --------           --------     --------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                         2,699        2,306              5,520        4,499
                                                       --------     --------           --------     --------

NONINTEREST INCOME:
  Gain on sale of mortgage backed securities and
     investment securities, net                               2            -                  2           70
  Commissions from sales of noninsured products              94           85                182           83
  Customer service charges                                  133           94                259          176
  Income from loan servicing                                 60           35                119           26
  Other income                                               44           20                 83           39
                                                       --------     --------           --------     --------

     Total                                                  333          234                645          394
                                                       --------     --------           --------     --------


GENERAL AND ADMINISTRATIVE EXPENSE:
  Compensation and employee benefits                      1,095          843              2,154        1,626
  Occupancy and equipment                                   269          212                527          435
  Deposit insurance premiums                                 63          139                113          276
  Data processing fees                                      173          118                341          246
  Stationery, telephone and office expenses                 138           85                268          186
  Advertising and promotion                                  70           39                136           69
  Amortization of core deposit premiums                     209           76                416          152
  Other expenses                                            384          247                783          597
                                                       --------     --------           --------     --------

     Total                                                2,401        1,759              4,738        3,587
                                                       --------     --------           --------     --------

INCOME BEFORE INCOME TAX EXPENSE                            631          781              1,427        1,306

INCOME TAX EXPENSE                                          256          332                581          538
                                                       --------     --------           --------     --------

NET INCOME                                             $    375     $    449           $    846     $    768
                                                       ========     ========           ========     ========


NET INCOME PER SHARE                                   $    .12     $    .14           $    .27     $    .24
                                                       ========     ========           ========     ========


DIVIDENDS DECLARED PER SHARE                           $     --     $     --           $    .05     $     --
                                                       ========     ========           ========     ========


See notes to consolidated financial statements.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 1997 (Amounts in thousands)
--------------------------------------------------------------------------------

                                                                                          Unrealized
                                                                                             Gain
                                                                                            (Loss)
                                                                                         on Securities
                             Common Stock(1)                                             Available for
                            ----------------    Paid-In  Acquired   Treasury  Retained   Sale (Net of
                            Shares    Amount    Capital   by ESOP   Stock(2)  Earnings      Taxes)        Total
                            ------    ------    -------   -------   --------  --------      ------        -----
  Balance at
     December 31, 1996:      3,594   $    36    $27,114   $(1,840)  $(4,374)   $25,320       $(497)      $45,759


  Purchase of
      treasury stock                                                    (40)                                 (40)

  Options exercised
     using treasury stock                                                19                                   19

  Dividends paid                                                                  (164)                     (164)

  Earned ESOP shares                                 70       115                                            185


  Change in unrealized
     gain (loss) on
     securities available                                                                      177           177
     for sale, net of taxes

  Net income
                                                                                   846                       846

                        ========================================================================================
  Balance at
     June 30, 1997:          3,594  $     36    $27,184   $(1,725)  $(4,395)   $26,002       $(320)      $46,782
                        ========================================================================================



(1) Number of shares of common stock includes 287,500 shares which are pledged as security for a loan to the Bank's ESOP. Shares earned at June 30, 1997 and December 31, 1996 were 71,875 and 57,500, respectively.
(2) The Company had repurchased a total of 351,342 shares of Company common stock as of June 30, 1997 and 350,387 as of December 31, 1996.


See notes to consolidated financial statements.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1997 AND 1996 (Dollars in thousands)
--------------------------------------------------------------------------------

                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                 -------------------------------
                                                                                     1997             1996
                                                                                 -------------    --------------

OPERATING ACTIVITIES:

  Net income                                                                      $   846          $   768
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
     Depreciation and amortization of premises and equipment                          212              175
     Amortization of core deposit premiums                                            416              152
     Amortization of premiums, net of discounts                                       238              372
     Loan origination fees deferred, net                                              182               88
     Amortization of deferred loan fees                                               (88)            (108)
     Provision for loan losses                                                        225               22
     Compensation expense related to ESOP shares released                             185              148
     Gain on sale of mortgage backed securities and
        investment securities                                                          (2)             (70)
     Charge-off on loans transferred to real estate owned                             (10)             (36)
     Originations of loans held for sale                                             (897)          (1,464)
     Proceeds from sales of loans originated for sale                                 791            1,466
     Change in income taxes payable and deferred income taxes                        (110)             238
     Change in other assets                                                          (115)            (213)
     Change in interest receivable                                                     65               32
     Change in accounts payable and other liabilities                                 667             (842)

       Net cash provided by operating activities                                    2,608              727
                                                                                 --------         --------


INVESTING ACTIVITIES:

  Loans originated for portfolio                                                  (19,760)         (17,686)
  Principal payments on loans receivable                                           13,871           17,402
  Purchase of loans receivable                                                    (14,661)               -
  Proceeds from sales of mortgage backed securities available for sale             24,722            8,428
  Principal paydowns on mortgage backed securities                                  7,916            7,503
  Purchases of investment securities available for sale                                 -           (9,522)
  Proceeds from maturities of investment securities                                 3,109            6,000
  Purchases of premises and equipment, net                                           (241)             (56)
  Decrease in certificates of deposit                                                   -              486
  Redemptions (purchases) of  FHLB stock                                            1,763             (209)
                                                                                 --------         --------

     Net cash provided by investing activities                                     16,719           12,346
                                                                                 --------         --------

                                  - continued -

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1997 AND 1996 (Dollars in thousands)
--------------------------------------------------------------------------------

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                --------------------------------

                                                                                    1997              1996
                                                                                --------------   ---------------
FINANCING ACTIVITIES:

  Net increase in savings deposits                                               $    377         $  3,767
  Purchase of investment company assets                                               (86)               -
  Repayments of Federal Home Loan Bank advances, net                              (15,025)         (10,888)
  Repayments of reverse repurchase agreements, net                                      -           (3,392)
  Dividends paid to stockholders                                                     (162)               -
  Purchase of treasury stock                                                          (22)          (1,287)
                                                                                 --------         --------


      Net cash (used in) financing activities                                     (14,921)         (11,800)
                                                                                 --------         --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                           4,405            1,273

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    4,978            4,217
                                                                                 --------         --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $  9,383         $  5,490
                                                                                 ========         ========


CASH PAID DURING THE PERIOD FOR:

  Interest on savings deposits and advances                                       $ 9,245          $ 7,051

  Income taxes                                                                        740              324

NONCASH INVESTING ACTIVITIES:

  Transfer of loans to real estate owned                                              395              126


See notes to consolidated financial statements.

                           MONTEREY BAY BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997

           The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information. Accordingly, the adequacy of the disclosure contained herein has been determined with the presumption that the users of these interim financial statements have read or have access to the Annual Report on Form 10-K of Monterey Bay Bancorp, Inc. (the "Company") for the year ended December 31, 1996. Only material changes in financial condition and results of operations are discussed in the remainder of Part I of this Quarterly Report.

           In the opinion of the management of the Company and its subsidiary, Monterey Bay Bank (the "Bank"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company's consolidated financial condition at June 30, 1997 and December 31, 1996, the results of its operations for the three and six months ended June 30, 1997 and 1996, and its cash flows for the six months ended June 30, 1997 and 1996. All significant intercompany balances and transactions have been eliminated in consolidation. Results of operations for any interim period are not necessarily indicative of the operating results that may be expected for any other interim period or for the entire year.

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

           In March 1997, the FASB issued SFAS No. 128, "Earnings per Share," which supersedes APB No. 15, "Earnings per Share." SFAS 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock (i.e. securities such as options, warrants, convertible securities, or contingent stock agreements). The statement replaces the presentation of primary earnings per share with a presentation of basic earnings per share and requires dual presentation of basic and diluted earnings per share on the face of the income statement. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. Earlier application is not permitted; however, restatement of all prior-period earnings per share data presented will be required. If the Company had been subject to the requirements of SFAS 128 at June 30, 1997, basic earnings per common share and diluted earnings per common share would have been $0.12.

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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

          Monterey Bay Bancorp, Inc. (the "Company") is a savings and loan association holding company incorporated in 1994 under the laws of the State of Delaware. The Company was organized as the holding company for Monterey Bay Bank ("the Bank") in connection with the Bank's conversion from the mutual to stock form of ownership. On February 14, 1995, the Company issued and sold 3,593,750 shares of its common stock at an issuance price of $8.00 per share to complete the conversion. Net proceeds to the Company, including shares purchased by the employee stock ownership plan, were $27.1 million, after deduction of conversion expenses and underwriting fees of $1.6 million. The Company used $13.5 million of the net proceeds to acquire all of the stock of the Bank. The Bank owns a subsidiary, Portola Investment Corporation ("Portola"), which sells insurance and brokerage services.

          The Company's primary business is providing conveniently located deposit facilities to attract checking, money market, savings and certificate of deposit accounts, and investing such deposits and other available funds in mortgage loans secured by one- to four-family residences and, to a lesser extent, construction, commercial real estate, and business loans. The Bank's deposit gathering and lending markets are primarily concentrated in the communities surrounding its full service offices located in Santa Cruz, Monterey, and Santa Clara counties, in California. At June 30, 1997, the Bank had seven full service offices and one real estate loan office.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

General
-------

          The Company recorded net income of $375,000, or $.12 per share, for the three months ended June 30, 1997, compared to $449,000, or $.14 per share, for the quarter ended June 30, 1996. The reduction in net income was due to an increase in general and administrative expenses and a higher provision for loan losses, partially offset by higher net interest income and increased noninterest income, for the quarter ended June 30, 1997 compared to the similar period in 1996.

          Net income for the six months ended June 30, 1997 was $846,000, or $.27 per share, compared to $768,000, or $.24 per share, for the similar period a year ago. The improvement in earnings for the six months ended June 30, 1997, compared to the same period last year, reflects higher net interest income and increased noninterest income, partially offset by higher general and administrative expenses and an increased provision for loan losses in 1997.

          A primary component of the Company's ongoing profitability is net interest income, which represents the difference between interest income on interest earning assets (principally loans and investment securities) and the interest expense on interest bearing liabilities (principally deposits and, to a lesser extent, borrowings). The Company's net interest income and net interest margin, which is defined as net interest income divided by average interest earning assets, are affected by its asset growth and quality, its asset and liability composition, and the general interest rate environment.

          In addition, the Company's earnings are affected by the level of its noninterest income, including customer service charges, loan servicing, gains and losses on sales of investments and loans, and commissions from the sales of insurance and brokerage products, as well as by its level of general and administrative expenses, including employee compensation and benefits, occupancy and equipment costs, federal deposit insurance premiums and other expenses. The Company's results of operations may also be significantly affected by general economic and competitive conditions, changes in government policies, and the actions of regulatory authorities.

          Financial results for the three and six months ended June 30, 1997 were impacted by the cash assumption, during the fourth quarter of 1996, of $102.1 million of savings deposits (the "Deposit Assumption"), on which the Company recorded a core deposit intangible asset of $3.7 million. Cash proceeds from the Deposit Assumption were invested in various mortgage backed securities and other investments, resulting in higher net interest income for the three and six months ended June 30, 1997, compared to the similar periods in 1996. Net interest income before provision for loan losses increased by $495,000, or 21.5%, to $2.8 million for the three months ended June 30, 1997, compared to $2.3 million for the quarter ended June 30, 1996, primarily as a result of the Deposit Assumption. The Company recorded net interest income before provision for loan losses of $5.7 million for the six months ended June 30, 1997, a $1.2 million or 27.1% increase over $4.5 million recorded for the similar period a year ago.

          The Company's net interest margin was 2.81% and 2.85%, respectively, for the quarter and six months ended June 30, 1997, compared to 3.02% and 2.91%, respectively, for the similar periods in 1996.

          Also impacting financial results for the three and six months ended June 30, 1997 was the Company's purchase of a branch site in Capitola, California, which began operations as a full service bank branch on January 6, 1997. This expansion activity resulted in an increase in general and administrative expenses during 1997.

Interest Income

          For the quarter ended June 30, 1997, total interest income increased by 30.7% to $7.4 million, compared to $5.7 million for the second quarter of 1996. For the six months ended June 30, 1997, total interest income was $15.1 million, an increase of $3.6 million, or 31.3%, over the amount recorded for the first six months of 1996. The primary reason for these significant increases was the growth in outstanding balances of mortgage backed securities and other securities due to the investment of cash proceeds from the Deposit Assumption in December, 1996.

          The weighted average yield on interest earning assets increased to 7.44% and 7.48%, respectively, for the quarter and six months ended June 30, 1997, compared to 7.43% and 7.39%, respectively, for the similar periods a year ago. The average yield on loans receivable increased to 7.93% for the three and six months ended June 30, 1997, compared to 7.73% for the same periods a year ago, primarily due to the origination of higher yielding mortgage loans during the first six months of 1997. In addition, interest income on loans receivable was positively impacted by reduced levels of nonaccrual loans in 1997 compared to 1996. The average yield earned on mortgage backed securities increased in 1997 primarily due to lower prepayments and a corresponding decrease in premium amortization.

           Interest expense was $4.6 million and $9.3 million, respectively for the quarter and six months ended June 30, 1997, compared to $3.4 million and $7.0 million, respectively, for the similar periods a year ago. The increases in interest expense were the result of a substantially higher average balance of savings deposits in 1997 resulting from the Deposit Assumption and the opening of the Capitola branch. The Company's weighted average cost of interest bearing liabilities declined to 5.02% and 5.04%, respectively, for the three and six months ended June 30, 1997, from 5.03% and 5.11%, respectively, for the corresponding periods a year ago, due to a reduced cost of deposit liabilities.

          The changes in net interest income for the three and six months ended June 30, 1997 compared with the corresponding periods in 1996 are analyzed in the following table. The table shows the changes by major component, setting forth changes attributable to changes in volume, changes attributable to changes in interest rates and the net effect of both (in thousands):

                                                            Three Months Ended June 30,
                                                              1997 Compared with 1996
                                                                     Increase (Decrease)
                                                      ---------------------------------------------
                                                       Volume              Rate               Net
                                                       ------              ----               ---
          Interest income:
               Loans                                  $   199           $   121             $   320
               Mortgage backed securities               1,079                75               1,154
               Investment securities                      344               (74)                270
                                                      -------           -------             -------
                                                        1,622               122               1,744
                                                      -------           -------             -------
          Interest expense:
               On customer deposits                     1,209               (21)              1,188
               On borrowings                               40                21                  61
                                                      -------           -------             -------
                                                        1,249                 -               1,249
                                                      -------           --------            -------

          Change in net interest income               $   373           $   122             $   495
                                                      =======           =======             =======


                                                                 Six Months Ended June 30,
                                                                  1997 Compared with 1996
                                                                     Increase (Decrease)
                                                      ---------------------------------------------
                                                       Volume              Rate               Net
                                                       ------              ----               ---
          Interest income:
               Loans                                  $   334           $   238             $   572
               Mortgage backed securities               2,224               242               2,466
               Investment securities                      531                18                 549
                                                      -------           -------             -------
                                                        3,089               498               3,587
                                                      -------           -------             -------
          Interest expense:
               On customer deposits                     2,441              (130)              2,311
               On borrowings                               25                27                  52
                                                      -------           -------             -------
                                                        2,466              (103)              2,363
                                                      -------           -------             -------

          Change in net interest income               $   623           $   601             $ 1,224
                                                      =======           =======             =======

           Average assets and liabilities together with average interest rates earned and paid for the three months and six months ended June 30, 1997 and 1996 are summarized as follows (dollars in millions):

                                                                   Three Months Ended June 30,
                                                         -------------------------------------------------
                                                                1997                          1996
                                                         -------------------            ------------------
                                                         Average    Yield/            Average     Yield/
                                                         Balance      Rate            Balance       Rate
                                                         -------      ----            -------       ----
    Interest earning assets:
      Loans                                              $   239      7.93%           $   229       7.73%
      Mortgage backed securities                             102      7.03                 38       6.72
      Investment securities                                   58      6.12                 39       6.37
                                                         -------                      -------
         Total interest earning assets                       399      7.44                306       7.43
    Noninterest earning assets                                18                           10
                                                         -------                      -------
      Total assets                                       $   417                      $   316
                                                         =======                      =======

    Interest bearing liabilities:
      Deposits                                           $   317      4.88%           $   219       4.87%
      Borrowings                                              52      5.90                 49       5.75
                                                         -------                      -------
         Total interest bearing liabilities                  369      5.02                268       5.03
    Noninterest bearing liabilities                            3                            1
    Stockholders' equity                                      45                           47
                                                         -------                      -------
      Total liabilities and stockholders' equity         $   417                      $   316
                                                         =======                      =======

    Net interest rate spread                                          2.42%                         2.40%
    Net interest margin                                               2.81%                         3.02%
    Ratio of interest bearing assets to
       interest bearing liabilities                                    108%                          114%



                                                                    Six Months Ended June 30,
                                                         -------------------------------------------------
                                                                1997                          1996
                                                         -------------------          --------------------
                                                         Average    Yield/            Average     Yield/
                                                         Balance      Rate            Balance       Rate
                                                         -------    ------            -------     ------
    Interest earning assets:
      Loans                                              $   237      7.93%           $   229       7.73%
      Mortgage backed securities                             108      7.15                 42       6.68
      Investment securities                                   58      6.23                 39       6.18
                                                         -------                      -------
         Total interest earning assets                       403      7.48                310       7.39
    Noninterest earning assets                                17                           11
                                                         -------                      -------
      Total assets                                       $   420                      $   321
                                                         =======                      =======

    Interest bearing liabilities:
      Deposits                                           $   318      4.90%           $   219       4.94%
      Borrowings                                              54      5.87                 53       5.78
                                                         -------                      -------
         Total interest bearing liabilities                  372      5.04                272       5.11
    Noninterest bearing liabilities                            3                            2
    Stockholders' equity                                      45                           47
                                                         -------                      -------
      Total liabilities and stockholders' equity         $   420                      $   321
                                                         =======                      =======

    Net interest rate spread                                          2.44%                         2.28%
    Net interest margin                                               2.85%                         2.91%
    Ratio of interest bearing assets to
       interest bearing liabilities                                    108%                          114%

Provision for Loan Losses
-------------------------

           The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of prior loss experience, the volume and type of lending presently conducted by the Company, industry standards, past due loans, economic conditions in the Company's market area generally and other factors related to the collectibility of the Company's loan portfolio. For the quarter and six months ended June 30, 1997, the provision for loan losses was $102,000 and $225,000, respectively. The Company did not record a provision for loan losses for the quarter ended June 30, 1996, and recorded a provision of $22,000 for the six months ended June 30, 1996. The Company increased its provision for loan losses in anticipation of implementing its strategy to moderately increase the amount of construction, commercial real estate, and multifamily lending in its primary market area. The provision resulted in a total allowance for loan losses of $1,526,000, or .60% of total loans, at June 30, 1997, compared to an allowance for loan losses of $1,311,000, or .56% of total loans, at December 31, 1996. Nonperforming loans declined to $974,000, or .24% of total assets at June 30, 1997, compared to $1.4 million, or
 .33% of total assets at December 31, 1996. (See "-Asset Quality.")

Noninterest Income
------------------

         Noninterest income increased to $333,000 and $645,000, respectively, for the quarter and six months ended June 30, 1997, from $234,000 and $394,000, respectively, for the similar periods in 1996. Included in noninterest income for the six months ended June 30, 1996 was a $70,000 gain from the sale of mortgage backed securities.

         The Company recorded commission income of $94,000 and $182,000, respectively, from the sale of insurance and investment products for the three and six months ended June 30, 1997, compared $85,000 and $83,000, respectively, for the comparable periods in 1996. The increase in commission income reflects the implementation by management of a strategic business plan to increase sales of these products, which included the purchase of the assets of an investment firm during the second quarter of 1997. For the three and six months ended June 30, 1997, customer service charges amounted to $133,000 and $259,000, respectively, compared to $94,000 and $176,000 for the corresponding periods a year earlier. The increase in customer service fee income reflects continuing growth in the number of customer checking accounts resulting primarily from an active marketing campaign to increase the number and outstanding balances of transaction-related customer deposit accounts.

         At June 30, 1997, the Company was servicing loans for others with a total unpaid principal balance of $57.9 million, compared to $61.3 million at December 31, 1996. Income from loan servicing increased to $60,000 and $119,000, respectively, for the three and six months ended June 30, 1997, compared to $35,000 and $26,000, respectively, for the similar periods a year ago.

General and Administrative Expenses
-----------------------------------

           General and administrative expenses were $2.4 million and $4.7 million, respectively, for the three and six months ended June 30, 1997, compared to $1.8 million and $3.6 million, respectively, for the similar periods in 1996. The increases in 1997 were partially attributable to higher compensation and employee benefits, as new employees were hired to support the Company's expansion into the Capitola branch location, to support the recently assumed deposit liabilities, and to support the Company's new product lines and services. In addition, general and administrative expenses for the first six months of 1997 included higher data processing costs, increased advertising expenses, higher stationery, telephone, and office expenses, and increased core deposit intangible amortization. The increases in general and administrative expenses for the three and six months ended June 30, 1997 were partially offset by reduced deposit insurance premiums compared to the same periods a year earlier. Deposit insurance premiums were $63,000 and $113,000, respectively, for the quarter and six months ended June 30, 1997, compared to $139,000 and $276,000, respectively, for the similar periods in 1996.

COMPARISON OF CHANGES IN FINANCIAL CONDITION

           Total consolidated assets of the Company were $412.8 million at June 30, 1997, compared to $425.8 million at December 31, 1996, a decline of $13.0 million, or 3.0%.

           Mortgage backed securities and investment securities decreased by $35.6 million, or 21.1%, during the six months ended June 30, 1997. These decreases were partially offset by an increase of $20.3 million, or 8.7%, in loans receivable during the same period. During the second quarter of 1997, the Bank sold $24.7 million of 30-year fixed rate mortgage backed securities and collateralized mortgage obligations carrying certain interest rate risk characteristics, and utilized a portion of the proceeds to purchase $14.7 million of current-index adjustable rate whole loans secured by properties within the Company's market area. The remainder of the proceeds from the sale of securities, and principal payments received on mortgage backed securities and loans receivable, were used to fund the growth of the Company's mortgage loan portfolio and to pay down short term FHLB advances.

           The Company funded $20.7 million and $19.2 million, respectively, of loans of during the six month periods ended June 30, 1997 and 1996. Loans held for investment comprised $19.8 million, or 95.7%, of total loans funded in 1997, compared to $17.7 million, or 92.2%, of loans funded in 1996. Portfolio loan originations for the first six months of 1997 consisted of $11.7 million, or 56.5%, of one- to four-family mortgage loans and $9.0 million, or 43.5 %, of multifamily, commercial real estate, construction, and business loans. During the second quarter of 1997, the Company entered into a participation agreement with another financial institution to originate a construction loan, of which the Company's share was $475,000.

           During the six months ended June 30, 1997, the Company's liabilities decreased by $14.0 million to $366.0 million, from $380.0 million at December 31, 1996. The decrease in liabilities was attributable to a decrease in borrowings, from $59.8 million at December 31, 1996 to $44.8 million at June 30, 1997. The Company utilized cash proceeds from the sale of mortgage backed securities to pay down FHLB advances during the second quarter of 1997 as part of its asset and liability management objectives. Savings deposits were $318.5 million at June 30, 1997, relatively unchanged from $318.1 million at December 31, 1996.

           At June 30, 1997, shareholders' equity was $46.8 million, compared to $45.8 million at December 31, 1996. The increase in equity during the first six months of 1997 was primarily due to net income of $846,000, an increase in earned ESOP shares, and a net reduction in unrealized losses on securities available for sale. Equity was reduced by the first quarter payment of a cash dividend of $.05 per share on the Company's outstanding common stock. Tangible book value per share of Monterey Bay Bancorp, Inc. common stock was $14.25 at June 30, 1997, compared to $13.87 at December 31, 1996.

Interest Rate Sensitivity
-------------------------

         Although interest rate risk is influenced by market forces, it may be controlled by monitoring and managing the repricing characteristics of interest bearing assets and liabilities. The objective of the Company's interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of risk appropriate given the Company's business focus, operating environment, capital and liquidity requirements and performance objectives, establish prudent asset concentration guidelines and manage the risk consistent with Board approved guidelines. The Company's ability to maintain or increase its net yield on interest earning assets in a cyclical interest rate environment depends on how well it matches rates and repricing periods of interest earning assets and interest bearing liabilities.

           The primary analytical tool used by management to gauge interest rate sensitivity is a simulation model which calculates the effects on market value of equity and future net interest income resulting from changes in market interest rates that are up to two percent higher or two percent lower than current levels. Interest rate risk sensitivity estimated by management, as measured by the change in the market value of equity as a percentage of the present value of assets from an immediate 200 basis point increase in interest rates, was -4.00% and -3.85%, respectively, at March 31, 1997 and December 31, 1996, indicating that the Company is vulnerable to increases in interest rates.

          The Company implemented measures to further control its exposure to interest rate risk during the three months ended June 30, 1997. This was accomplished primarily by shortening asset maturities and lengthening maturities of interest bearing liabilities, when possible, and by the purchase and continued origination of adjustable rate mortgage ("ARM") loans. The Bank has been a longtime originator of ARM loans and originates fixed rate conforming 30-year mortgage loans only if the loans qualify for resale in the secondary mortgage market. Management believes that this strategy, although possibly sacrificing short-term profits compared to the yields obtainable through fixed rate investments, reduces the Company's exposure to the risk of interest rate fluctuations and thereby enhances the possibility for consistent long-term profitability.

Asset Quality
-------------

           At June 30, 1997, nonaccrual loans totaled $644,000, or .38% of loans receivable, compared to $1.4 million, or .59% of loans receivable at December 31, 1996. The Company's nonaccrual loans are secured by one-to four-family residences located within its primary market area. At June 30, 1997, impaired loans totaled $1.2 million, unchanged from December 31, 1996. Impaired loans at June 30, 1997 included one multifamily loan in the amount of $817,000 and three restructured loans totaling $350,000. Management does not expect any material loss in the collection of these loans.

           At June 30, 1997 the Company had $395,000 of real estate owned consisting of two residential properties acquired through foreclosure during the second quarter of 1997.

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

           The following schedule presents the Company's classified assets at June 30, 1997 and December 31, 1996 (in thousands):

                                                 June 30,       December 31,
                                                     1997               1996
                                                 --------       ------------
        Assets classified as:
                    Substandard                  $  2,821          $   4,944
                    Doubtful                            -                  -
                    Loss                                -                  1
                                                 --------          ---------
                    Total classified assets      $  2,821          $   4,945
                                                 ========          =========

        Classified assets as a
           percentage of total assets                 .68%              1.16%

          At June 30, 1997, assets classified as substandard included $644,000 of loans past due 90 days or more, $1.8 million of loans less than 90 days delinquent but identified as having risk characteristics indicating that the collection of interest and/or principal may not occur under the contractual terms of the loan agreements, and $359,000 of performing loans on residential property with delinquent real estate taxes. At December 31, 1996, substandard loans included $1.4 million of loans past due 90 days or more, $2.9 million of performing loans with identified risk characteristics, and $622,000 of performing loans on residential property with delinquent real estate taxes.

           All of the Company's loans are secured by real estate located within the state of California. The majority are secured by real estate in Santa Cruz, Monterey, Santa Clara, and San Benito counties; therefore, the Company's credit risk is primarily related to the economic conditions of this region.

Capital and Regulatory Standards
--------------------------------

           The following schedule presents the prescribed minimum capital requirements for the Bank at June 30, 1997, the actual amount of capital, and the amount of excess (dollars in thousands):

                                        Minimum         Actual
                                    Requirement         Amount        Excess
                                    -----------         ------        ------
       Risk-based capital              $ 15,797       $ 37,297      $ 21,500
       % of risk-weighted assets          8.00%         18.89%        10.89%

       Core capital                    $ 12,085       $ 35,775      $ 23,690
       % of risk-weighted assets          3.00%          8.88%         5.88%

       Tangible capital                $  6,040       $ 35,580      $ 29,541
       % of risk-weighted assets          1.50%          8.84%         7.34%

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

           The regulation requires a savings institution to maintain capital in an amount equal to one-half the difference between the institution's measured interest rate risk and 2% of the market value of the institution's assets. Interest rate risk is to be measured on the market value of its assets, based on a hypothetical 200 basis point change in interest rates. The credit risk component of the risk-based capital standard will remain unchanged at 8% of risk-weighted assets. Institutions with measured interest rate risk less than or equal to 2% will not be required to maintain additional capital. If the Bank had been subject to adding an interest rate risk component to its risk-based capital standard at June 30, 1997, the Bank would have continued to substantially exceed minimum risk based capital requirements.

           OTS prompt corrective action ("PCA") regulations include five capital tiers ranging from well-capitalized to critically undercapitalized. Well-capitalized institutions are not subject to any PCA-related constraints under these regulations. As the following table shows, under these regulations, the Bank met the definition of a well capitalized institution at June 30, 1997 and December 31, 1996.

                                    Total           Tier One         Leverage
                                 Risk-Based        Risk-Based     (Core Capital)
                                Capital Ratio    Capital Ratio        Ratio
                                -------------    -------------        -----

         Minimum requirements:
         Well capitalized          10.00%            6.00%            5.00%

         Bank capital ratios:
         December 31, 1996         19.22%            18.52%           8.36%
         June 30, 1997             18.89%            18.12%           8.88%


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

           The Company, like other savings associations, is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of United States Treasury and federal agency securities and other investments, generally having maturities of five years or less. The OTS has the authority to raise or lower the required liquidity level in order to promote a stable supply of mortgage credit. Currently, the regulatory requirement for liquid assets each month is 5% of an institution's average daily balance of net withdrawable accounts and certain short-term borrowings during the preceding calendar quarter. At June 30, 1997, the Company's liquidity ratio was 6.93%, compared to 7.74% at December 31, 1996.

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

               None.

Item 3.    Defaults Upon Senior Securities.
           --------------------------------

               None.

Item 4.    Submission of Matters to a Vote of Security Holders.
           ----------------------------------------------------

               The Company held its Annual Meeting of Shareholders on May 2, 1997. At the Annual Meeting, the Shareholders elected directors Eugene R. Friend, Donald K. Henrichsen, and McKenzie Moss to three year terms. The following directors continued in office (their remaining terms follow their names): Directors William J. Meidl (six years), Steven Franich (six years), Gary
L. Manfre (six years), P.W. Bachan (three years), Edward K. Banks (three years), Donald K. Henrichsen (three years), and Louis Resetar, Jr. (three years). The shareholders also ratified the appointment of Deloitte & Touche, LLP as independent auditors of the Company for the year ending December 31, 1997.

           The vote on each matter was as follows.

1.  For Directors

                                                                   BROKER
                                       FOR          WITHHELD      NON-VOTES
            Eugene R. Friend        2,686,607         7,612           -
            Donald K. Henrichsen    2,686,420         7,799           -
            McKenzie Moss           2,661,994        32,225           -

2.  Other Matters

                                                                                BROKER
                                       FOR          AGAINST       ABSTAIN      NON-VOTES

Ratification of the appointment of
Deloitte & Touche, LLP as
independent auditors for the
Company                             2,669,957        13,878        10,384          -

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



                                         MONTEREY BAY BANCORP, INC.

Date   August 12, 1997                   By /s/ Marshall G. Delk
    ----------------------                  -----------------------
                                            Marshall G. Delk, President and
                                            Chief Operating Officer

Date   August 12, 1997                   By /s/ Deborah R. Chandler
    ----------------------                  -----------------------
                                            Deborah R. Chandler,
                                            Senior Vice President, Treasurer
                                            and Chief Financial Officer