Form 10-Q
period 1997-09-30
MONTEREY BAY BANCORP INC
filed 1997-11-13
CIK 930429

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

 (Mark One)

 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 1997

                                       or

 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

 For the transition period from  _______________ to  _______________

                         Commission File Number 0-24842

                           MONTEREY BAY BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

 DELAWARE                                                                                   77-0381362
 -------------------------------------------------------------------------------------------------------
 (State or other jurisdiction of incorporation or organization)     (I.R.S. Employer Identification No.)

 36 BRENNAN STREET, WATSONVILLE, CALIFORNIA                                95076
 -------------------------------------------------------------------------------
 (Address of principal executive offices)                             (Zip Code)

                                 (408) 722-3885
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No     .
                                              ____     ____


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,229,679 shares of common stock, par value $.01 per share, were outstanding as of November 13, 1997.

                           MONTEREY BAY BANCORP, INC.
                                     Index

 PART I. FINANCIAL INFORMATION                                                               Page
         ---------------------                                                               ----
         Item 1.  Condensed Consolidated Statements of Financial Condition as of
                  September 30, 1997 and December 31, 1997                                     1

                  Condensed Consolidated Statements of Operations for the Three and
                  Nine Months Ended September 30, 1997 and 1996                                2

                  Condensed Consolidated Statement of Stockholders' Equity for the
                  Nine Months Ended September 30, 1997                                         3

                  Condensed Consolidated Statements of Cash Flows for the
                  Nine Months Ended September 30, 1997 and 1996                                4

                  Notes to Condensed Consolidated Financial Statements                         6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                    8

 PART II. OTHER INFORMATION
          -----------------

                  Item 1. Legal Proceedings                                                   17

                  Item 2. Changes in Securities                                               17

                  Item 3. Defaults Upon Senior Securities                                     17

                  Item 4. Submission of Matters to a Vote of Security Holders                 17

                  Item 5. Other Information                                                   17

                  Item 6. Exhibits and Reports on Form 8-K                                    17
 SIGNATURES                                                                                   18

Item 1.  Financial Statements.
------------------------------

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 1997 AND DECEMBER 31, 1996 (Dollars in thousands)
--------------------------------------------------------------------------------

                                                                                 September 30,     December 31,
                                                                                     1997              1996
                                                                                 -------------     ------------
ASSETS
Cash and due from depository institutions                                         $     5,897      $     4,447
Overnight deposits                                                                      4,525              531
                                                                                  -----------      -----------
  Total cash and cash equivalents                                                      10,422            4,978

Certificates of deposit                                                                    99              199
Loans held for sale, at market                                                            130              130
Securities available for sale:
  Mortgage backed securities (amortized cost of $73,404 at September 30, 1997
    and $117,094 at December 31, 1996)                                                 73,300          116,610
  Investment securities (amortized cost of $44,302 at September 30, 1997
    and $50,322 at December 31, 1996)                                                  44,146           49,955
Securities held to maturity:
  Mortgage backed securities (market value of $146 at September 30, 1997
    and $169 at December 31, 1996)                                                        150              173
  Investment securities (market value of $294 at September 30, 1997
    and $404 at December 31, 1996)                                                        295              404
Loans receivable held for investment (net of allowance for loan losses
  at September 30, 1997, $1,594; and at December 31, 1996, $1,311)                    262,644          233,208
Federal Home Loan Bank stock, at cost                                                   3,329            5,040
Premises and equipment, net                                                             4,884            4,887
Accrued interest receivable                                                             2,772            2,556
Core deposit premiums and other intangibles, net                                        3,440            3,979
Real estate owned                                                                         321               --
Other assets                                                                            3,731            3,643
                                                                                  -----------      -----------
TOTAL ASSETS                                                                      $   409,663      $   425,762
                                                                                  ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
  Savings deposits                                                                $   316,919      $   318,145
  Federal Home Loan Bank advances                                                      43,332           46,807
  Securities sold under agreements to repurchase                                           --           13,000
  Accounts payable and other liabilities                                                2,275            2,051
                                                                                  -----------      -----------
    Total liabilities                                                                 362,526          380,003
                                                                                  -----------      -----------
COMMITMENTS AND CONTINGENCIES:                                                             --               --

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 2,000,000 shares authorized and unissued                --               --
  Common stock, $.01 par value, 9,000,000 shares authorized and 3,593,750 shares issued (3,229,679 shares outstanding at September 30, 1997;
    and 3,243,363 shares outstanding at December 31, 1996)                                 36               36
  Additional paid-in capital                                                           27,222           27,114
  Unearned shares held by employee stock ownership plan (208,438 at
    September 30, 1997; and 230,000 at December 31, 1996)                              (1,667)          (1,840)
  Treasury stock, at cost (364,071 shares at September 30, 1997; and 350,387
    shares at December 31, 1996)                                                       (4,642)          (4,374)
  Retained earnings, substantially restricted                                          26,332           25,320
  Unrealized loss on securities available for sale, net of taxes                         (144)            (497)
                                                                                  -----------      -----------
  Total stockholders' equity                                                           47,137           45,759
                                                                                  -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $   409,663      $   425,762
                                                                                  ===========      ===========

See notes to condensed consolidated financial statements.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
(Dollars in thousands, except per share amounts)
--------------------------------------------------------------------------------


                                                        Three Months Ended              Nine Months Ended
                                                           September 30,                   September 30,
                                                        ------------------              ------------------
                                                        1997           1996              1997         1996
INTEREST INCOME:
  Loans receivable                                   $   5,087    $   4,548          $  14,507    $  13,395
  Mortgage backed securities                             1,376          635              5,251        2,043
  Other investment securities                              823          640              2,590        1,858
                                                     ---------    ---------          ---------    ---------
    Total interest income                                7,286        5,823             22,348       17,296
                                                     ---------    ---------          ---------    ---------
INTEREST EXPENSE:
  Savings deposits                                       3,895        2,570             11,617        7,981
  FHLB advances and other borrowings                       664          806              2,258        2,347
                                                     ---------    ---------          ---------    ---------
    Total interest expense                               4,559        3,376             13,875       10,328
                                                     ---------    ---------          ---------    ---------
NET INTEREST INCOME BEFORE PROVISION
  FOR LOAN LOSSES                                        2,727        2,447              8,473        6,968

PROVISION FOR LOAN LOSSES                                   90           --                315           22
                                                     ---------    ---------          ---------    ---------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                        2,637        2,447              8,158        6,946
                                                     ---------    ---------          ---------    ---------
NONINTEREST INCOME:
  Gains on sales of mortgage backed securities and
    investment securities, net                             170           47                172          118
  Commissions from sales of noninsured products             58           15                240           99
  Customer service charges                                 181          106                440          281
  Income from loan servicing                                56           52                175           78
  Other income                                              41           21                124           60
                                                     ---------    ---------          ---------    ---------
      Total                                                506          241              1,151          636
                                                     ---------    ---------          ---------    ---------
GENERAL AND ADMINISTRATIVE EXPENSE:
  Compensation and employee benefits                     1,024          828              3,178        2,453
  Occupancy and equipment                                  271          245                799          680
  Deposit insurance premiums(1)                             60        1,530                173        1,806
  Data processing fees                                     168          113                509          359
  Stationery, telephone and office expenses                109           87                377          274
  Advertising and promotion                                 50           35                186          105
  Amortization of core deposit premiums                    211           76                627          228
  Other expenses                                           383          472              1,167        1,069
                                                     ---------    ---------          ---------    ---------
    Total                                                2,276        3,386              7,016        6,974
                                                     ---------    ---------          ---------    ---------
INCOME (LOSS) BEFORE INCOME TAX EXPENSE                    867         (698)             2,293          608

INCOME TAX EXPENSE (BENEFIT)                               356         (278)               936          260
                                                     ---------    ---------          ---------    ---------
NET INCOME (LOSS)                                    $     511    $    (420)         $   1,357    $     348
                                                     =========    =========          =========    =========
NET INCOME (LOSS) PER SHARE                          $     .16    $    (.13)         $     .43    $     .11
                                                     =========    =========          =========    =========
DIVIDENDS DECLARED PER SHARE                         $     .06    $     .05          $     .11    $     .05
                                                     =========    =========          =========    =========

(1) General and administrative expenses for the three and nine months ended September 30, 1996 included a non-recurring special insurance premium assessment of $1.4 million.

See notes to condensed consolidated financial statements.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 1997 (Amounts in thousands)
--------------------------------------------------------------------------------

                                                                                            Unrealized
                                                                                               Gain
                                                                                              (Loss)
                                                         Unearned                          on Securities
                             Common Stock(1)              Shares                           Available for
                             ---------------   Paid-In   held by    Treasury   Retained    Sale (Net of
                             Shares   Amount   Capital    ESOP      Stock(2)   Earnings       Taxes)         Total
                             ------   ------   -------   --------   --------   --------    -------------     -----
Balance at
  December 31, 1996:         3,594   $    36   $27,114  $ (1,840)  $ (4,374)   $ 25,320     $   (497)     $  45,759

Purchase of
  treasury stock                                                       (376)                                   (376)

Options exercised
    using treasury stock                                                108          12                         120

Dividends paid                                                                     (357)                       (357)

Earned ESOP shares                                 108       173                                                281

Change in unrealized
  gain (loss) on
  securities available
  for sale, net of taxes                                                                         353            353

Net income                                                                        1,357                       1,357
                             --------------------------------------------------------------------------------------
Balance at
  September 30, 1997:        3,594   $    36   $27,222  $ (1,667)  $ (4,642)   $ 26,332     $   (144)     $  47,137
                             ======================================================================================


(1) Number of shares of common stock includes 287,500 shares which are pledged as security for a loan to the Bank's ESOP. Shares earned at September 30, 1997 and December 31, 1996 were 79,062 and 57,500, respectively.
(2) The Company held 364,071 shares of repurchased Company common stock as of September 30, 1997 and 350,387 as of December 31, 1996.

See notes to condensed consolidated financial statements.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (Dollars in thousands)
--------------------------------------------------------------------------------

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                                 -----------------
                                                                                 1997         1996
                                                                                 ----         ----
OPERATING ACTIVITIES:

Net income                                                                     $ 1,357      $   348
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Depreciation and amortization of premises and equipment                          323          275
  Amortization of core deposit premiums                                            627          228
  Amortization of purchase premiums, net of discounts                              378          467
  Loan origination fees deferred, net                                              328          126
  Amortization of deferred loan fees                                              (156)        (173)
  Provision for loan losses                                                        310           22
  Compensation expense related to ESOP shares released                             281          223
  Gain on sale of mortgage backed securities and
    investment securities                                                         (171)        (118)
  Charge-off on loans transferred to real estate owned                             (27)         (69)
  Loss on sale of fixed assets                                                       3            4
  Originations of loans held for sale                                           (1,860)      (1,921)
  Proceeds from sales of loans originated for sale                               1,860        1,896
  Change in income taxes payable and deferred income taxes                        (116)        (619)
  Change in other assets                                                          (534)        (213)
  Change in interest receivable                                                   (216)          (8)
  Change in accounts payable and other liabilities                                 224          716
                                                                               -------      -------
      Net cash provided by operating activities                                  2,611        1,184
                                                                               -------      -------
INVESTING ACTIVITIES:

  Loans originated for the portfolio                                           (38,456)     (29,744)
  Principal payments on loans receivable                                        23,157       23,895
  Purchases of loans receivable                                                (14,661)          --
  Purchases of mortgage backed securities available for sale                    (1,747)          --
  Proceeds from sales of mortgage backed securities available for sale          33,716        8,427
  Principal paydowns on mortgage backed securities                              11,625        9,567
  Purchases of investment securities available for sale                             --      (13,637)
  Proceeds from sales of investment securities available for sale                   --          133
  Proceeds from maturities of investment securities                              6,109        8,000
  Purchases of premises and equipment, net                                        (322)         (76)
  Decrease in certificates of deposit                                              100          486
  Redemptions (purchases) of FHLB stock                                          1,712         (251)
                                                                               -------      -------
      Net cash provided by investing activities                                 21,233        6,800
                                                                               -------      -------


                                 - continued -

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (Dollars in thousands)
--------------------------------------------------------------------------------

                                                                               Nine Months Ended
                                                                                 September 30,
                                                                              ------------------
                                                                              1997          1996
                                                                              ----          ----
FINANCING ACTIVITIES:

  Net (decrease) increase in savings deposits                            $   (1,226)    $   1,484
  Purchase premium paid for investment company assets                           (87)           --
  (Repayments) proceeds on Federal Home Loan Bank advances, net              (3,475)        1,362
  Repayments of reverse repurchase agreements, net                          (13,000)       (4,361)
  Dividends paid to stockholders                                               (357)         (165)
  Purchases of treasury stock, net                                             (255)       (1,935)
                                                                         ----------     ---------
    Net cash used in financing activities                                   (18,400)       (3,615)
                                                                         ----------     ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                     5,444         4,369

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              4,978         4,217
                                                                         ----------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $   10,422     $   8,586
                                                                         ==========     =========
CASH PAID DURING THE PERIOD FOR:

  Interest on savings deposits and advances                              $   14,040     $  10,520

  Income taxes                                                                1,145           954

NONCASH INVESTING ACTIVITIES:

  Transfer of loans to real estate owned                                        610           369


See notes to condensed consolidated financial statements.

                           MONTEREY BAY BANCORP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997


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

     In the opinion of the management of the Company and its subsidiary, Monterey Bay Bank (the "Bank"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company's consolidated financial condition at September 30, 1997 and December 31, 1996, the results of its operations for the three and nine months ended September 30, 1997 and 1996, and its cash flows for the nine months ended September 30, 1997 and 1996. All significant intercompany balances and transactions have been eliminated in consolidation. Results of operations for any interim period are not necessarily indicative of the operating results that may be expected for any other interim period or for the entire year.

     In June 1996, FASB No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," was issued. This statement established standards for when transfers of financial assets, including those with continuing involvement by the transferor, should be considered a sale. SFAS 125 also established standards for when a liability should be considered extinguished. In December 1996, the Financial Accounting Standards Board issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." SFAS 127 reconsidered certain provisions of SFAS 125 and deferred for one year the effective date of implementation for transactions related to repurchase agreements, dollar-roll repurchase agreements, securities lending, and similar transactions. This statement is effective for transfers of assets and extinguishments of liabilities occurring after December 31, 1996, applied prospectively. SFAS No. 125 has not had a material effect on the Company's financial statements, and SFAS No. 127 is not expected to have a material effect on the Company's financial statements.

     In March 1997, the FASB issued SFAS No. 128, "Earnings per Share," which supersedes APB No. 15, "Earnings per Share." SFAS 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock (i.e. securities such as options, warrants, convertible securities, or contingent stock agreements). The statement replaces the presentation of primary earnings per share with a presentation of basic earnings per share and requires dual presentation of basic and diluted earnings per share on the face of the income statement. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. Earlier application is not permitted; however, restatement of all prior-period earnings per share data presented will be required. If the Company had been subject to the requirements of SFAS 128 at September 30, 1997, basic earnings per common share for the three and nine months ended September 30, 1997 would have been $0.17 and $0.45, respectively, compared to diluted earnings per common share of $0.16 and $0.43, respectively.

     In February 1997, the FASB issued Statement of Financial Accounting Standards No. 129 ("SFAS 129"), "Disclosure of Information about Capital Structure." This statement established standards for disclosing information about an entity's capital structure. It supersedes specific disclosure requirements of APB SFAS No. 47, "Disclosure of Long-Term Obligations," and consolidates them in this statement for ease of retrieval and for greater visibility to nonpublic entities. This statement is effective for financial statements for periods ending after December 15, 1997. It contains no changes in disclosure requirements for entities that were previously subject to the requirements of Opinions No. 10 and No. 15 and SFAS No. 47, and therefore, it is not expected to have a significant impact on the consolidated financial condition or results of operations of the Company.

     In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.


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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

     Monterey Bay Bancorp, Inc. (the "Company") is a savings and loan holding company incorporated in 1994 under the laws of the State of Delaware. The Company was organized as the holding company for Monterey Bay Bank ("the Bank") in connection with the Bank's conversion from the mutual to stock form of ownership. On February 14, 1995, the Company issued and sold 3,593,750 shares of its common stock at an issuance price of $8.00 per share to complete the conversion. Net proceeds to the Company, including shares purchased by the employee stock ownership plan, were $27.1 million, after deduction of conversion expenses and underwriting fees of $1.6 million. The Company used $13.5 million of the net proceeds to acquire all of the stock of the Bank. The Bank owns a subsidiary, Portola Investment Corporation ("Portola"), which sells insurance and brokerage services.

     The Company's primary business is providing conveniently located deposit facilities to attract checking, money market, savings and certificate of deposit accounts, and investing such deposits and other available funds in mortgage loans secured by one- to four-family residences and, to a lesser extent, construction, commercial real estate, and business loans. The Bank's deposit gathering and lending markets are primarily concentrated in the communities surrounding its full service offices located in Santa Cruz, Monterey, and Santa Clara counties, in California. At September 30, 1997, the Bank had seven full service offices and one real estate loan office.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

General
-------

     The Company recorded net income of $511,000, or $.16 per share, for the three months ended September 30, 1997, compared to a net loss of $420,000, or $.13 loss per share, for the same period last year. The loss in the third quarter of 1996 resulted from a $1.4 million pre-tax charge for the amount of the FDIC special assessment to recapitalize the Savings Association Insurance Fund (SAIF). Excluding the SAIF charge, the Company's net income would have been $395,000, or $0.13 per share, for the three months ended September 30, 1996.

     Net income for the nine months ended September 30, 1997 was $1.4 million, or $.43 per share, compared to $348,000, or $.11 per share, for the similar period a year ago. Net of the SAIF assessment, net income for the nine months ended September 30, 1996 would have been $1.2 million, or $0.37 per share.

     The improvement in earnings for the three and nine months ended September 30, 1997, compared to the same periods last year, reflects higher net interest income and increased noninterest income, partially offset by higher general and administrative expenses and an increased provision for loan losses in 1997.

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

     Financial results for the three and nine months ended September 30, 1997 were impacted by the cash assumption, during the fourth quarter of 1996, of $102.1 million of savings deposits (the "Deposit Assumption"), on which the Company recorded a core deposit intangible asset of $3.7 million. Cash proceeds from the Deposit Assumption were invested in various mortgage backed securities and other investments, resulting in higher net interest income for the three and nine months ended September 30, 1997, compared to the similar periods in 1996. Net interest income before provision for loan losses increased by $280,000, or 11.4%, to $2.7 million for the three months ended September 30, 1997, compared to $2.4 million for the quarter ended September 30, 1996, primarily as a result of the Deposit Assumption. The Company recorded net interest income before provision for loan losses of $8.5 million for the nine months ended September 30, 1997, a $1.5 million or 21.4% increase over $7.0 million recorded for the similar period a year ago.

     The Company's net interest margin was 2.78% and 2.83%, respectively, for the quarter and nine months ended September 30, 1997, compared to 3.16% and 2.99%, respectively, for the similar periods in 1996.

     Also impacting financial results for the three and nine months ended September 30, 1997 was the Company's purchase of a branch site in Capitola, California, which began operations as a full service bank branch on January 6, 1997. This expansion activity resulted in an increase in general and administrative expenses during 1997.

Interest Income
---------------

     For the quarter ended September 30, 1997, total interest income increased by 25.9% to $7.3 million, compared to $5.8 million for the third quarter of 1996. For the nine months ended September 30, 1997, total interest income was $22.3 million, an increase of $5.1 million, or 29.5%, over the amount recorded for the first nine months of 1996. The primary reason for these significant increases was the growth in outstanding balances of mortgage backed securities and other securities due to the investment of cash proceeds from the Deposit Assumption in December 1996.


     The weighted average yield on interest earning assets declined to 7.43% for the three months ended September 30, 1997, compared to 7.52% for the three months ended September 30, 1996, primarily due to lower yields on mortgage backed securities resulting from higher prepayments and a corresponding increase in premium amortization. For the nine months ended September 30, 1997, the weighted average yield on interest earning assets increased to 7.46%, compared to 7.43% for the similar period a year ago. The weighted average yield on loans receivable increased to 7.90% for the nine months ended September 30, 1997, compared to 7.76% for the same period a year ago, primarily due to the origination of higher yielding construction, commercial real estate, and one- to four-family loans during the first nine months of 1997. In addition, interest income on loans receivable was positively impacted by reduced levels of nonaccrual loans in 1997 compared to 1996. The average yield earned on mortgage backed securities increased to 7.07% for the nine months ended September 30, 1997, compared to 6.85% for the similar period a year ago.

     Interest expense was $4.6 million and $13.9 million, respectively for the quarter and nine months ended September 30, 1997, compared to $3.4 million and $10.3 million, respectively, for the similar periods a year ago. The increases in interest expense were primarily the result of a substantially higher average balance of savings deposits in 1997 resulting from the Deposit Assumption and the opening of the Capitola branch. The Company's weighted average cost of interest bearing liabilities increased to 5.01% for the three months ended September 30, 1997, from 4.94% for the three months ended September 30, 1996, due to an increased cost of deposit liabilities and borrowings. The weighted average cost of interest bearing liabilities was 5.03% for the nine months ended September 30, 1997, compared to 5.06% for the corresponding period a year ago.

     The changes in net interest income for the three and nine months ended September 30, 1997 compared with the corresponding periods in 1996 are analyzed in the following table. The table shows the changes by major component, setting forth changes attributable to changes in volume, changes attributable to changes in interest rates and the net effect of both (in thousands):

                                    Three Months Ended September 30,
                                       1997 Compared with 1996
                                         Increase (Decrease)
                                    -------------------------------
                                     Volume      Rate        Net
                                    --------    ------      -----
Interest income:
    Loans                           $   520    $   19    $   539
    Mortgage backed securities          821       (80)       741
    Investment securities               164        19        183
                                    -------    ------    -------
                                      1,505       (42)     1,463
                                    -------    ------    -------
Interest expense:
    On customer deposits              1,231        94      1,325
    On borrowings                      (158)       16       (142)
                                    -------    ------    -------
                                      1,073       110      1,183
                                    -------    ------    -------
Change in net interest income       $   432    $ (152)   $   280
                                    =======    ======    =======




                                    Nine Months Ended September 30,
                                       1997 Compared with 1996
                                         Increase (Decrease)
                                    -------------------------------
                                     Volume      Rate        Net
                                    --------    ------      -----
Interest income:
    Loans                           $   848    $  264    $ 1,112
    Mortgage backed securities        3,040       168      3,208
    Investment securities               722        10        732
                                    -------    ------    -------
                                      4,610       442      5,052
                                    -------    ------    -------
Interest expense:
    On customer deposits              3,736      (100)     3,636
    On borrowings                      (122)       33        (89)
                                    -------    ------    -------
                                      3,614       (67)     3,547
                                    -------    ------    -------
Change in net interest income       $   996    $  509    $ 1,505
                                    =======    ======    =======

     Average assets and liabilities together with average interest rates earned and paid for the three months and nine months ended September 30, 1997 and 1996 are summarized as follows (dollars in millions):

                                                   Three Months Ended September 30,
                                               --------------------------------------
                                                      1997                1996
                                               -----------------    -----------------
                                               Average    Yield/    Average    Yield/
                                               Balance    Rate      Balance    Rate
                                               -------    ------    -------    ------
Interest earning assets:
  Loans                                        $   259     7.84%    $   233     7.81%
  Mortgage backed securities                        80     6.85          35     7.25
  Investment securities                             53     6.30          42     6.18
                                               -------              -------
    Total interest earning assets                  392     7.43         310     7.52
Noninterest earning assets                          18                   10
                                               -------              -------
  Total assets                                 $   410              $   320
                                               =======              =======
Interest bearing liabilities:
  Deposits                                     $   317     4.88%    $   216     4.71%
  Borrowings                                        44     5.95          55     5.83
                                               -------              -------
    Total interest bearing liabilities             361     5.01         271     4.94
Noninterest bearing liabilities                      3                    3
Stockholders' equity                                46                   46
                                               -------              -------
  Total liabilities and stockholders' equity   $   410              $   320
                                               =======              =======
Net interest rate spread                                   2.42%                2.58%
Net interest margin                                        2.78%                3.16%
Ratio of interest bearing assets to
  interest bearing liabilities                              109%                 114%

                                                   Nine Months Ended September 30,
                                               --------------------------------------
                                                      1997                1996
                                               -----------------    -----------------
                                               Average    Yield/    Average    Yield/
                                               Balance    Rate      Balance    Rate
                                               -------    ------    -------    ------
Interest earning assets:
  Loans                                        $   245     7.90%    $   230     7.76%
  Mortgage backed securities                        99     7.07          40     6.85
  Investment securities                             55     6.23          40     6.15
                                               -------              -------
    Total interest earning assets                  399     7.46         310     7.43
Noninterest earning assets                          18                   11
                                               -------              -------
  Total assets                                 $   417              $   321
                                               =======              =======
Interest bearing liabilities:
  Deposits                                     $   317     4.89%    $   218     4.88%
  Borrowings                                        52     5.89          54     5.81
                                               -------              -------
    Total interest bearing liabilities             369     5.03         272     5.06
Noninterest bearing liabilities                      3                    2
Stockholders' equity                                45                   47
                                               -------              -------
  Total liabilities and stockholders' equity   $   417              $   321
                                               =======              =======
Net interest rate spread                                   2.43%                2.37%
Net interest margin                                        2.83%                2.99%
Ratio of interest bearing assets to
  interest bearing liabilities                              108%                 114%

Provision for Loan Losses
-------------------------

     The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of prior loss experience, the volume and type of lending presently conducted by the Company, industry standards, past due loans, economic conditions in the Company's market area generally and other factors related to the collectibility of the Company's loan portfolio. For the quarter and nine months ended September 30, 1997, the provision for loan losses was $90,000 and $315,000, respectively. The Company did not record a provision for loan losses for the quarter ended September 30, 1996, and recorded a provision of $22,000 for the nine months ended September 30, 1996. The Company increased its provision for loan losses in connection with implementing its strategy to moderately increase the amount of construction, commercial real estate, multifamily, and business lending in its primary market area. The provision resulted in a total allowance for loan losses of $1,594,000, or .60% of total loans, at September 30, 1997, compared to an allowance for loan losses of $1,311,000, or .56% of total loans, at December 31, 1996. Nonperforming loans increased to $2.4 million, or .59% of total assets, at September 30, 1997, compared to $1.4 million, or .33% of total assets, at December 31, 1996. (See "-Asset Quality.")

Noninterest Income
------------------

     Noninterest income increased to $506,000 and $1.2 million, respectively, for the quarter and nine months ended September 30, 1997, from $241,000 and $636,000, respectively, for the similar periods in 1996.

     The Company recorded commission income of $58,000 and $240,000, respectively, from the sale of insurance and investment products for the three and nine months ended September 30, 1997, compared to $15,000 and $99,000, respectively, for the comparable periods in 1996. The increase in commission income reflects the implementation by management of a strategic business plan to increase sales of these products, which included the purchase of the assets of an investment firm during the second quarter of 1997. For the three and nine months ended September 30, 1997, customer service charges amounted to $181,000 and $440,000, respectively, compared to $106,000 and $281,000 for the corresponding periods a year earlier. The increase in customer service fee income reflects continuing growth in the number of customer checking accounts resulting primarily from an active marketing campaign to increase the number and outstanding balances of transaction-related customer deposit accounts.

     At September 30, 1997, the Company was servicing loans for others with a total unpaid principal balance of $55.2 million, compared to $61.3 million at December 31, 1996. Income from loan servicing increased to $56,000 and $175,000, respectively, for the three and nine months ended September 30, 1997, compared to $52,000 and $78,000, respectively, for the similar periods a year ago.

General and Administrative Expenses
-----------------------------------

     General and administrative expenses were $2.3 million and $7.0 million, respectively, for the three and nine months ended September 30, 1997, compared to $3.4 million and $7.0 million, respectively, for the similar periods in 1996. Excluding the non-recurring $1.4 million special insurance premium assessment in the third quarter of 1996, general and administrative expenses would have been $2.0 million and $5.6 million, respectively, for the three and nine months ended September 30, 1996. The increases in 1997 were partially attributable to higher compensation and employee benefits, as new employees were hired to support the Company's expansion into the

Capitola branch location, and to support the Deposit Assumption and the Company's new product lines and services. In addition, general and administrative expenses for the first nine months of 1997 included higher data processing costs, increased advertising expenses, higher stationery, telephone, and office expenses, and increased core deposit intangible amortization. The increases in general and administrative expenses for the three and nine months ended September 30, 1997 were partially offset by reduced deposit insurance premiums compared to the same periods a year earlier. Excluding the special insurance assessment in the third quarter of 1996, deposit insurance premiums were $60,000 and $173,000, respectively, for the quarter and nine months ended September 30, 1997, compared to $143,000 and $419,000, respectively, for the similar periods in 1996.

COMPARISON OF CHANGES IN FINANCIAL CONDITION

     Total consolidated assets of the Company were $409.7 million at September 30, 1997, compared to $425.8 million at December 31, 1996, a decline of $16.1 million, or 3.8%.

     Cash and overnight deposits increased from their December 31, 1996 level by $5.4 million, to $10.4 million at September 30, 1997, principally due to the prepayment of $3.0 million of callable agency securities in September. During the fourth quarter, the Company expects to reinvest the cash proceeds related to the prepayment in liquidity-qualifying investment securities (See "--Liquidity.")

     Mortgage backed securities and investment securities decreased by $49.3 million, or 29.5%, during the nine months ended September 30, 1997. These decreases were partially offset by an increase of $29.4 million, or 8.7%, in loans receivable during the same period. During the nine months ended September 30, 1997, the Bank sold $33.7 million of mortgage backed securities and utilized the proceeds, along with principal payments received on mortgage backed securities and loans receivable, to fund the growth of the Company's mortgage loan portfolio and to pay down short term FHLB advances.

     The Company funded $40.3 million and $31.7 million, respectively, of loans during the nine month periods ended September 30, 1997 and 1996. Loans held for investment comprised $38.5 million, or 95.5%, of total loans funded in 1997, compared to $14.8 million, or 93.7%, of loans funded in 1996. Portfolio loan originations for the first nine months of 1997 consisted of $14.8 million, or 38.4%, one- to four-family mortgage loans and $23.7 million, or 61.6%, multifamily, commercial real estate, construction, and business loans. During the nine months ended September 30, 1997, the Company entered into four participation agreements with other financial institutions to originate construction and commercial real estate loans secured by properties located in Northern California, of which the Company's total share was $2.7 million.

     During the nine months ended September 30, 1997, the Company's liabilities decreased by $17.5 million to $362.5 million, from $380.0 million at December 31, 1996. The decrease in liabilities was attributable to a decrease in borrowings, from $59.8 million at December 31, 1996 to $43.3 million at September 30, 1997. The Company utilized a portion of the cash proceeds from the sales of mortgage backed securities to pay down FHLB advances during 1997 as part of its asset and liability management objectives. Savings deposits were $316.9 million at September 30, 1997, compared to $318.1 million at December 31, 1996.

     At September 30, 1997, shareholders' equity was $47.1 million, compared to $45.8 million at December 31, 1996. The increase in equity during the first nine months of 1997 was primarily due to net income of $1.4 million, an increase in earned ESOP shares, and a net reduction in unrealized losses on securities available for sale. Equity was reduced during the first nine months of 1997 by the payment of two cash dividends totaling $357,000, or $.11 per share, on the Company's outstanding common stock. Tangible book value per share of Monterey Bay Bancorp, Inc. common stock was $14.46 at September 30, 1997, compared to $13.87 at December 31, 1996.

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

     The primary analytical tool used by management to gauge interest rate sensitivity is a simulation model which calculates the effects on market value of equity and future net interest income resulting from changes in market interest rates that are up to two percent higher or two percent lower than current levels. Interest rate risk sensitivity estimated by management, as measured by the change in the market value of equity as a percentage of the present value of assets from an immediate 200 basis point increase in interest rates, was -3.75% and -3.85%, respectively, at June 30, 1997 and December 31, 1996, indicating that the Company is vulnerable to increases in interest rates. The equity exposure measure, which determines how rapidly estimated market value of portfolio equity would be depleted in the event of an immediate 200 basis point increase in interest rates, improved from -44.2% at December 31, 1996 to -39.1% at June 30, 1997.

     The Company implemented measures to further control its exposure to interest rate risk during 1997, including shortening asset maturities and lengthening maturities of interest bearing liabilities, when possible, and by the purchase and continued origination of adjustable rate mortgage ("ARM") loans. The Bank has been a longtime originator of ARM loans and originates fixed rate conforming 30-year mortgage loans only if the loans qualify for resale in the secondary mortgage market. Management believes that this strategy, although possibly sacrificing short-term profits compared to the yields obtainable through fixed rate investments, reduces the Company's exposure to the risk of interest rate fluctuations and thereby enhances the possibility for consistent long-term profitability.

Asset Quality
-------------

     At September 30, 1997, nonaccrual loans increased to eight loans totaling $2.1 million, or .51% of loans receivable, from eleven loans totaling $1.4 million, or .59% of loans receivable, at December 31, 1996. The Company's nonaccrual loans are secured by one- to four-family and multifamily residences located in Northern California. At September 30, 1997, impaired loans totaled $1.4 million, compared to $1.2 million at December 31, 1996. Impaired loans at September 30, 1997 included one multifamily loan in the amount of $817,000, one single-family mortgage loan in the amount of $255,000, and three restructured loans totaling $348,000. Management does not expect any material losses in the collection of these loans.

     At September 30, 1997 the Company had $321,000 of real estate owned consisting of three residential properties acquired through foreclosure during 1997. The Company had no real estate owned at December 31, 1996.

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

     The following schedule presents the Company's classified assets at September 30, 1997 and December 31, 1996 (in thousands):

                                    September 30,      December 31,
                                        1997               1996
                                    -------------      ------------
Assets classified as:
      Substandard                    $  3,684            $  4,944
      Doubtful                             --                  --
      Loss                                 --                   1
                                     --------            --------
      Total classified assets        $  3,684            $  4,945
                                     ========            ========
Classified assets as a
  percentage of total assets             .90%               1.16%

     At September 30, 1997, assets classified as substandard included $2.1 million of loans past due 90 days or more, $888,000 of loans less than 90 days delinquent but identified as having risk characteristics indicating that the collection of interest and/or principal may not occur under the contractual terms of the loan agreements, and $726,000 of performing loans on residential property with delinquent real estate taxes. At December 31, 1996, substandard loans included $1.4 million of loans past due 90 days or more, $2.9 million of performing loans with identified risk characteristics, and $622,000 of performing loans on residential property with delinquent real estate taxes.

     All of the Company's loans are secured by real estate located within the state of California. The majority are secured by real estate in Santa Cruz, Monterey, Santa Clara, and San Benito counties; therefore, the Company's credit risk is primarily related to the economic conditions of this region.

Capital and Regulatory Standards
--------------------------------

     The following schedule presents the prescribed minimum capital requirements for the Bank at September 30, 1997, the actual amount of capital, and the amount of excess (dollars in thousands):


                                      Minimum        Actual
                                    Requirement      Amount       Excess
                                    -----------      ------       ------
Risk-based capital                    $ 17,349      $ 37,988     $ 20,639
% of risk-weighted assets                8.00%        17.52%        9.52%

Core capital                          $ 11,985      $ 36,394     $ 24,409
% of risk-weighted assets                3.00%         9.11%        6.11%

Tangible capital                      $ 5,991       $ 36,275     $ 30,285
% of risk-weighted assets               1.50%          9.08%        7.58%

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

     The regulation requires a savings institution to maintain capital in an amount equal to one-half the difference between the institution's measured interest rate risk and 2% of the market value of the institution's assets. Interest rate risk is to be measured on the market value of its assets, based on a hypothetical 200 basis point change in interest rates. The credit risk component of the risk-based capital standard will remain unchanged at 8% of risk-weighted assets. Institutions with measured interest rate risk less than or equal to 2% will not be required to maintain additional capital. If the Bank had been subject to adding an interest rate risk component to its risk-based capital standard at September 30, 1997, the Bank would have continued to substantially exceed minimum risk based capital requirements.

     OTS prompt corrective action ("PCA") regulations include five capital tiers ranging from well-capitalized to critically undercapitalized. Well-capitalized institutions are not subject to any PCA-related constraints under these regulations. As the following table shows, under these regulations, the Bank met the definition of a well-capitalized institution at September 30, 1997 and December 31, 1996.

                             Total        Tier One        Leverage
                          Risk-Based     Risk-Based    (Core Capital)
                        Capital Ratio   Capital Ratio       Ratio
                        -------------   -------------       -----
Minimum requirements:
Well capitalized           10.00%           6.00%           5.00%

Bank capital ratios:
December 31, 1996          19.22%          18.52%           8.36%
September 30, 1997         17.52%          16.78%           9.11%


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

     The Company, like other savings associations, is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of United States Treasury and federal agency securities and other investments, generally having maturities of five years or less. The OTS has the authority to raise or lower the required liquidity level in order to promote a stable supply of mortgage credit. Currently, the regulatory requirement for liquid assets each month is 5% of an institution's average daily balance of net withdrawable accounts and certain short-term borrowings during the preceding calendar quarter. At September 30, 1997, the Company's liquidity ratio was 6.04%, compared to 7.74% at December 31, 1996.

                          PART II.  OTHER INFORMATION


Item 1. Legal Proceedings.
        ------------------

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



                                     MONTEREY BAY BANCORP, INC.

Date     November 13, 1997                By /s/ Marshall G. Delk
      ____________________                   ______________________________
                                             Marshall G. Delk, President and
                                             Chief Operating Officer


Date     November 13, 1997                By /s/ Deborah R. Chandler
      ____________________                   ______________________________
                                             Deborah R. Chandler,
                                             Senior Vice President, Treasurer
                                             and Chief Financial Officer