Form 10-K
period 1997-12-31
MONTEREY BAY BANCORP INC
filed 1998-03-31
CIK 930429

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K

                  Annual report pursuant to Section 13 of the Securities Exchange Act of 1934, as amended

                  For the fiscal year ended December 31, 1997

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. X .
                             ---

         The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than the directors and executive officers of the registrant, was $66,286,770, based upon the last sales price as quoted on the Nasdaq Stock Market for March 20, 1998.

         The number of shares of Common Stock outstanding as of March 20, 1998:
3,166,214

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Portions of the Annual Report to Stockholders for the year ended December 31, 1997 are incorporated by reference into Part II of this Form 10-K.

                                     INDEX

                                                                           PAGE

                                     PART I

Item 1.    Business..........................................................1
Item 2.    Properties.......................................................38
Item 3.    Legal Proceedings................................................39
Item 4.    Submission of Matters to a Vote of Security Holders..............39

                                    PART II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters..............................................39
Item 6.    Selected Financial Data..........................................40
Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............................40
Item 7a.   Quantitative and Qualitative Disclosures about Market Risk.......40
Item 8.    Financial Statements and Supplementary Data......................40
Item 9.    Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure...........................40

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant...............40
Item 11.   Executive Compensation...........................................40
Item 12.   Security Ownership of Certain Beneficial Owners
           and Management...................................................41
Item 13.   Certain Relationships and Related Transactions...................41

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports
           on Form 8-K......................................................41

                                     PART I

Item 1.  Business.
------------------

General

         Monterey Bay Bancorp, Inc. (the "Company"), is a unitary savings and loan holding company incorporated in 1994 under the laws of the state of Delaware. The significant operating subsidiary of the Company is Monterey Bay Bank ("the Bank"), formerly Watsonville Federal Savings and Loan Association. The Company was organized as the holding company for the Bank in connection with the Bank's conversion from the mutual to stock form of ownership in 1995. The Company's primary business is providing conveniently located deposit facilities to attract checking, money market, savings and certificate of deposit accounts, and investing such deposits and other available funds in mortgage loans secured by one- to four-family residences and, to a lesser extent, construction, commercial real estate, and business loans. As part of its ongoing operating strategy, the Company has been diversifying its loan portfolio by increasing the amount of its construction, commercial real estate, and business lending activities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The largest source of the Company's revenue is interest income from loans, mortgage-backed securities, and investment securities. The Company's primary sources of funds are customer deposits, principal and interest payments on loans and mortgage-backed securities, advances from the Federal Home Loan Bank ("FHLB") and, to a lesser extent, proceeds from the sales of securities and loans. Through its wholly-owned subsidiary, Portola Investment Corporation ("Portola"), the Bank engages in the sale of noninsured insurance and investment products on an agency basis and acts as trustee on the Bank's deeds of trust. See "Subsidiary Activities."

Market Area And Competition

         The Bank is a community-oriented financial institution, which originates one-to-four family residential mortgage loans, and, to a lesser extent, construction, commercial real estate, and business loans within its market area. The Bank's deposit gathering and lending markets are concentrated primarily in the communities surrounding its full service offices in Santa Cruz, Monterey and portions of Santa Clara counties in Central California. The economy in the Company's primary market area is predominantly agricultural, with some light manufacturing and tourism industry in the coastal communities on Monterey Bay. The Company believes that the economies in which it operates have experienced strong growth and favorable economic activity in the past two years, as reflected in sustained loan demand and deposit growth. The economic performance in the Company's primary market area typically mirrors the national economy and shows seasonal economic fluctuations.

         The Company faces significant competition both in originating loans and in attracting deposits. The Company's competitors are the financial institutions operating in its primary market area, many of which are significantly larger and have greater financial resources than the Company. The Company's competition for loans comes principally from commercial banks, savings and loan associations, mortgage banking companies, credit unions and insurance companies. Its most direct competition for deposits has historically come from savings and loan associations and commercial banks. In addition, the Company faces increasing competition for deposits from nonbank institutions such as brokerage firms and insurance companies in such areas as short-term money market funds, corporate and government securities funds, mutual funds, and annuities.

         The Company serves its market area with a variety of mortgage loan products and other retail financial services. Management considers the Company's reputation for financial strength and competitive deposit and loan products as its major competitive advantage in attracting and retaining customers within its primary market area.

Lending Activities

         General. The Company originates permanent and construction mortgage loans collateralized by residential and commercial real estate, business loans, and consumer loans. The following table sets forth information on the Company's loan originations, purchases, sales and principal repayments for the periods indicated.

                                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                         ------------------------------------------------------
                                                              1997               1996               1995
                                                         ---------------    ----------------   ----------------
                                                                              (In thousands)
        Gross loans(1):

        Beginning balance............................       $234,649           $229,841           $244,313
           Loans originated:
              One- to four-family(2).................         22,423             27,768             38,630
              Multifamily............................          1,686              1,944              2,515
              Commercial real estate.................         13,177              3,363                349
              Construction...........................         34,724              3,790              5,776
              Land...................................          2,169                  -                  -
              Business...............................          1,213                  -                  -
                                                            --------           --------           --------
                 Total loans originated..............         75,392             36,865             47,270
           Loans purchased...........................         14,661                  -                  -
                                                            --------           --------           --------
                 Total gross loans...................        324,702            266,706            291,583
        Less:
           Transfers to real estate owned............            610                369                297
           Principal repayments(3)...................         33,696             27,238             26,017
           Sales of loans............................          3,020              2,628             18,541
           Securitized loans(4)......................              -                  -             14,992
           Loans in process..........................         21,442              1,822              1,895
                                                            --------           --------           --------
        Total loans...................................       265,934            234,649            229,841
           Less loans held for sale(2)...............            514                130                 92
                                                            --------           --------           --------
        Ending balance held for investment............      $265,420           $234,519           $229,749
                                                            ========           ========           ========

--------------------
    (1) Gross loans includes loans receivable held for investment and loans held for sale, net of deferred loan fees and unamortized premiums and discounts.

    (2) During 1995, the Company transferred, at market value, $7.4 million of loans held for sale to loans held for investment, and recorded a lower of cost or market adjustment of $35,000 through earnings.

    (3) Principal repayments include amortization of premiums, net of discounts; amortization of deferred loan fees; net changes in nonmortgage loans receivable; and other adjustments.

    (4) During 1995, the Company securitized $15.0 million of mortgage loans and acquired mortgage-backed securities in exchange.

         Loans originated by the Company are subject to federal and state law and regulations. Interest rates charged by the Company on loans are affected by the demand for such loans and the supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by, among other things, economic conditions, monetary policies of the federal government, including the Federal Reserve Board, and legislative tax policies.

         ONE- TO FOUR-FAMILY MORTGAGE LENDING. The Company originates both fixed rate and adjustable rate mortgage loans secured by one- to four-family residential properties. Adjustable rate mortgage loans have interest rates that adjust monthly or semiannually and are indexed to either the 11th FHLB District Cost of Funds Index ("11th District Cost of Funds") or to current market indices. The majority of loan originations are to existing or past customers and members of the local communities. The Company also originates one- to four-family residential construction loans.

         The Company had total outstanding loans of $287.6 million at December 31, 1997, of which $205.2 million, or 71.4%, were one- to four-family residential mortgage loans. All of the loans were secured by properties located within the state of California. At December 31, 1997, 39% of the Company's one- to four-family mortgage loans had fixed terms and 61% had adjustable rates indexed to the 11th FHLB District Cost of Funds or to current market indices. The Company offers a number of adjustable rate loan products, including an "easy qualifier" loan and a 30-year adjustable rate one- to four-family residential loan with initial three- to seven-year fixed rate terms. The Company began originating loans subject to negative amortization in 1996. Negative amortization involves a greater risk to the Company because during a period of high interest rates the loan principal may increase above the amount originally advanced. However, the Company believes that the risk of default on these loans is mitigated by negative amortization caps, underwriting criteria, relatively low loan to value ratios, and the stability provided by payment schedules. At December 31, 1997, the Company's loan portfolio included $9.3 million of mortgage loans subject to negative amortization, which represented 3.2% of total loans outstanding.

         The Company originated $22.4 million of permanent one- to four-family mortgage loans in 1997, compared to $27.8 million and $38.6 million, respectively, in 1996 and 1995. The decline in loan volume during 1997 was partly due to increased competition and partially as the result of a shift in the Company's emphasis toward higher-yielding construction, commercial real estate, and business loans. From time to time, based on its asset and liability strategy, the Company purchases mortgage loans originated by other institutions. In 1997, the Company purchased $14.7 million of one- to four-family adjustable rate mortgage loans secured by properties located within the state of California. See "Origination, Purchase, Sale and Servicing of Loans."

         The Company originates one- to four-family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan, and up to 97% of the appraised value or selling price if private mortgage insurance is obtained. Mortgage loans originated by the Company generally include due-on-sale clauses which provide the Company with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Company's consent. Due-on-sale clauses are an important means of adjusting the rates on the Company's fixed rate mortgage loan portfolio and the Company has generally exercised its rights under these clauses.

         Multifamily Lending. The Company offers adjustable rate multifamily residential real estate loans secured by real property in Northern and Central California. Permanent loans on multifamily properties typically have maturities of 25 to 30 years and are secured by five or more unit apartment buildings. Factors considered by the Company in reaching a lending decision on such properties include the net operating income of the mortgaged premises before debt service and depreciation, the debt service ratio (the ratio of net earnings to debt service), and the ratio of the loan amount to appraised value. Pursuant to the Company's underwriting policies, multifamily adjustable rate mortgage loans are only originated in amounts up to 70% of the appraised value of the underlying properties, although subsequent declines in real estate values in the Company's primary market area have resulted in increases in loan-to-value ratios on some of the Company's mortgage loans. The Company generally requires a debt service ratio of 1.10x. Properties securing loans are appraised by an independent appraiser. Title insurance is required on all loans. When evaluating the qualifications of the borrower for a multifamily loan, the Company considers the financial resources and income level of the borrower, the borrower's experience in owning or managing similar property, and the Company's lending experience with the borrower. The Company's underwriting policies require that the borrower provide evidence of ability to repay the mortgage on a timely basis and maintain the property from current rental income. In evaluating the creditworthiness of the borrower, the Company generally reviews the borrower's financial statements, employment, and credit history, as well as other related documentation.

         Loans secured by apartment buildings and other multifamily residential properties are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by multifamily properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Company seeks to minimize these risks through its underwriting policies, which require such loans to be qualified at origination on the basis of the property's income and debt coverage ratio. The Company also attempts to limit its risk exposure by requiring that financial statements from borrowers be updated at least annually, by requiring operating statements on the properties, and by acquiring personal guarantees from the borrowers.

         As part of its operating strategy, the Company intends to moderately increase its multifamily lending within the state of California. At December 31, 1997, the Company's portfolio of multifamily loans totaled $23.4 million, or 8.1% of the Company's total loans outstanding. Included in this total was $9.1 million of multifamily loans purchased during 1993, consisting primarily of newly originated loans secured by apartment buildings in the greater San Francisco Bay Area. These loans were underwritten to standards substantially similar to those utilized by the Company in originating loans. See "Originations, Purchases and Sales of Loans."

         At December 31, 1997, the Company's largest multifamily loan had an outstanding balance of $903,000. The loan was secured by a 26-unit apartment building located in Sacramento, California.

         Commercial Real Estate Lending. The Company originates both permanent and construction commercial real estate loans, collateralized by real property located in Northern and Central California. Commercial real estate loans are generally secured by properties used for business purposes. The Company's underwriting procedures provide that commercial real estate loans may be made in amounts up to the lesser of 65% of the appraised value of the property or up to the Company's current loans-to-one borrower limit. Permanent loans may be made with terms up to 25 years and are typically adjustable to the one-year Constant Maturity Treasury rate or the 11th District Cost of Funds. Construction loans on commercial real estate carry adjustable rates and typically have terms of 12 to 18 months. The Company's underwriting standards and procedures on commercial loans are similar to those applicable to its multifamily loans. The Company considers the net operating income of the property and the borrower's expertise, credit history and profitability, and requires that the properties securing commercial real estate loans have debt service coverage ratios of at least 1.10x.

         At December 31, 1997, the Company's commercial real estate loan portfolio totaled $20.2 million, or 7.0% of total loans. The largest commercial real estate loan in the Company's portfolio at December 31, 1997 was secured by commercial real property located in Carmel, California, with an outstanding principal balance of $2.2 million.

         As part of its operating strategy, the Company has increased the level of its commercial real estate lending in Northern and Central California. Loans secured by commercial real estate properties, like multifamily loans, are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to a great extent to adverse conditions in the real estate market or the economy. The Company seeks to minimize these risks through strict underwriting standards, which require such loans to be qualified on the basis of the property's income and debt service ratio; by requiring that financial statements from borrowers be updated at least annually; by requiring operating statements on the properties; and by acquiring personal guarantees from the borrowers.

         Construction Lending. The Company originates construction loans for the acquisition and development of property. Historically, the majority of the Company's construction loans have been to finance the construction of one- to four-family, owner-occupied residential properties. During 1997, the Company increased the amount of its construction lending on commercial real estate and residential land development projects.

         Construction financing is generally considered to involve a higher degree of risk than long-term financing on improved, occupied real estate. The Company's risk of loss on construction loans depends largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. If the estimate of construction costs proves to be inaccurate, the Company may have to advance funds beyond the amount originally committed to permit completion of the development and to protect its security position. The Company may also be confronted, at or prior to maturity of the loan, with a project with insufficient value to ensure full repayment. The Company's underwriting, monitoring, and disbursement practices with respect to construction financing are intended to ensure that sufficient funds are available to complete construction projects. The Company attempts to limit its risk through its underwriting procedures, by using only approved, qualified appraisers, and by dealing with qualified builder/borrowers.

         The Company's construction loans typically have adjustable rates and terms of 12 to 18 months. The Company originates one- to four-family and multifamily residential construction loans in amounts up to 80% of the appraised value of the property, subject to loans to one borrower limitations. Land development loans are determined on an individual basis, but in general they do not exceed 50% of the actual cost or current appraised value of the property, whichever is less. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant.

         At December 31, 1997, the Company had gross construction and land development loans totaling $35.2 million, on which there were total undisbursed loan funds of $21.4 million. The largest construction loan in the Company's portfolio at year end was a $5.0 million land development loan secured by real estate located in Roseville, California.

         Loan Approval Procedures and Authority. The Board of Directors authorizes or may limit the lending activity of the Company, establishes the lending policies of the Company, and reviews properties offered as security. The Board of Directors has authorized the following loan approval authorities: mortgage loans in amounts of $214,600 and below may be approved by the Company's staff underwriters; mortgage loans in excess of $214,600 and up to $275,000 may be approved by the underwriting/processing manager; mortgage loans in excess of $275,000 and up to $350,000 may be approved by the real estate loan administrator; loans in excess of $350,000 and up to $500,000 require the approval of the Chief Lending Officer; and loans in excess of $500,000 and up to $750,000 require the approval of the Chief Executive Officer or the President. Loans in excess of $750,000 and up to $2.0 million require the approval of the Directors' Loan Committee, which is comprised of members of the Company's Board of Directors. A resolution of the Board of Directors is required for mortgage loans in excess of $2.0 million.

         The loan origination process requires that upon receipt of a completed loan application, a credit report is obtained and certain information is verified by an independent credit agency. If necessary, additional financial information is obtained from the prospective borrower. An appraisal of the related real estate is performed by an independent appraiser. On an annual basis, the Company's Board of Directors reviews the list of independent appraisers used by the Company. The Company uses only those appraisers who have been approved by the Board of Directors. The Company's policy is to obtain title and hazard insurance on all real estate loans. If the original loan amount exceeds 80% on a sale or refinance of a first trust deed loan or private mortgage insurance is required, the borrower is required to make payments to a mortgage impound account from which the Company makes disbursements for property taxes and mortgage insurance.

         Business Lending. The Company offers business loans primarily collateralized by business assets. Such collateral is typically comprised of accounts receivable, inventory, and equipment. Business lending is generally considered to involve a higher degree of risk than the financing of real estate, primarily because security interests in the collateral are more difficult to perfect and the collateral may be difficult to obtain or liquidate following an uncured default. Business banking loans typically offer relatively higher yields, short maturities, and variable interest rates. The availability of such loans enables potential depositors to establish a full-service banking relationship with the Bank. The Company attempts to reduce the risk of loss associated with business lending by closely monitoring the financial condition and performance of its customers.

         Loan Portfolio Composition. The following table sets forth the composition of the Company's loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.

                                                                          At December 31,
                                 --------------------------------------------------------------------------------------------------
                                        1997                1996                1995                1994                1993
                                 ------------------  ------------------  ------------------  ------------------  ------------------
                                           Percent             Percent             Percent             Percent             Percent
                                  Amount   of Total   Amount   of Total   Amount   of Total   Amount   of Total   Amount   of Total
                                 --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
                                                                       (Dollars in thousands)
Real estate:
 Residential:
   One- to four-family.......    $205,218   71.36%   $201,579    85.22%  $199,917    86.29%  $216,872    88.36%  $166,654    85.64%
   Multifamily...............      23,355    8.12%     22,455     9.49%    21,503     9.28%    22,231     9.06%    19,052     9.79%
 Commercial real estate......      20,159    7.01%      7,524     3.18%     4,191     1.81%     2,903     1.18%     2,724     1.40%
 Construction................      35,150   12.23%      4,131     1.75%     5,379     2.32%     2,848     1.16%     5,589     2.87%
 Land........................       1,869     .65%         95      .04%        97      .04%        99      .04%       112      .06%
Business loans...............         943     .33%          -      .00%         -      .00%         -      .00%         -      .00%
Business lines of credit.....         270     .09%          -      .00%         -      .00%         -      .00%         -      .00%
Other(1).....................         598     .21%        763      .32%       605      .36%       503      .20%       475      .24%
                                 --------  -------   --------  --------  --------   -------  --------   -------  --------  --------
    Total loans..............     287,562  100.00%    236,547   100.00%   231,692   100.00%   245,456   100.00%   194,606   100.00%
                                           =======             ========             =======             =======            ========
Plus (Less):
 Undisbursed loan funds......     (21,442)             (1,822)             (1,895)             (1,178)             (3,116)
 Unamortized premium, net....         556                 452                 651               1,006               1,380
 Deferred loan fees, net.....        (742)               (528)               (607)               (971)               (905)
 Allowance for loan losses...      (1,669)             (1,311)             (1,362)               (808)               (387)
                                 --------            --------            --------            --------            --------
    Total loans, net.........     264,265             233,338             228,479             243,505             191,578
Less:
 Loans held for sale:
  One- to four-family(2).....        (514)               (130)                (92)            (16,082)            (58,875)
                                 --------            --------            --------            --------            --------
     Total loans held
       for investment........    $263,751            $233,208            $228,387            $227,423            $132,703
                                 ========            ========            ========            ========            ========

--------------------
(1) Includes loans secured by savings accounts and unsecured consumer loans.

(2) Loans classified as held for sale at December 31, 1993 were transferred to loans held for investment in April 1994.

         Loan Maturity: The following table shows the contractual maturities of the Company's gross loans at December 31, 1997. The table includes loans held for sale of $514,000. The table does not include principal repayments. Principal repayments on total loans totaled $37.8 million for the year ended December 31, 1997.

                                                                                  At December 31, 1997
                                             --------------------------------------------------------------------------------------
                                              One-To-Four                Commercial   Construction                      Total Loans
                                                Family     Multi-Family  Real Estate    And Land    Business  Other(1)  Receivable
                                              -----------  ------------  -----------  ------------  --------  --------  -----------
                                                                                     (In thousands)
Amounts due:
 One year or less...........................     $    193      $      -     $    679      $ 25,058   $   250    $  566     $ 26,746
                                                 --------      --------     --------      --------   -------    ------     --------
 After one year:

   More than one year to three years........          593             -        1,406         8,463        20        32       10,514
   More than three years to five years......        1,232            96          787         1,098       479         -        3,692
   More than five years to 10 years.........        5,327           656          200             -       464         -        6,647
   More than 10 years to 20 years...........        7,036         1,556          413             -         -         -        9,005
   More than 20 years.......................      190,837        21,047       16,674         2,400         -         -      230,958
                                                 --------      --------     --------      --------   -------    ------     --------
     Total due after December 31, 1998.....       205,025        23,355       19,480        11,961       963        32      260,816
                                                 --------      --------     --------      --------   -------    ------     --------
   Total amount due.........................      205,218        23,355       20,159        37,019     1,213       598      287,562

 Less:
   Undisbursed loan funds...................            -             -            -       (21,442)        -         -      (21,442)
   Unamortized (discounts)premiums..........          590           (34)           -             -         -         -          556
   Deferred loan fees, net..................         (400)          (57)         (98)         (181)       (6)        -         (742)
   Allowance for loan losses................         (846)         (278)        (241)         (229)      (41)      (34)      (1,669)
                                                 --------      --------     --------      --------   -------    -------    --------
 Total loans, net...........................      204,562        22,986       19,820        15,167     1,166       564      264,265

  Loans held for sale.......................         (514)            -            -             -         -         -         (514)
                                                 --------      --------     --------      --------   -------    ------     --------
  Loans receivable held for investment......     $204,048      $ 22,986     $ 19,820      $ 15,167   $ 1,166    $  564     $263,751
                                                 ========      ========     ========      ========   =======    ======     ========

--------------------
  (1) Includes loans secured by savings accounts and unsecured loans.

         The following table sets forth at December 31, 1997, the dollar amount of gross loans receivable contractually due after December 31, 1998, and whether such loans have fixed or adjustable rates.

                                                 Due After December 31, 1998
                                               -------------------------------

                                                Fixed    Adjustable    Total
                                               -------   ----------   --------
                                                       (In thousands)

         Real estate loans:
           One-to-four family...............   $79,707    $125,318    $205,025
           Multifamily......................       545      22,810      23,355
           Commercial real estate...........       833      18,647      19,480
           Construction and land............     3,547       8,414      11,961
         Business loans.....................         -         963         963
         Other loans........................        32           -          32
                                               -------    --------    --------

         Total loans receivable
           due after December 31, 1998......   $84,664    $176,152    $260,816
                                               =======    ========    ========

         Originations, Purchases and Sales of Loans. The Company's mortgage lending activities are conducted primarily through its seven branch offices and approximately 25 wholesale loan brokers who process loan applications through the Company. In addition, the Company has developed correspondent relationships with a number of financial institutions to facilitate the origination of mortgage loans on a participation basis. Loans presented to the Company for purchase or participation are underwritten substantially in accordance with the Company's established lending standards, which consider the financial condition of the borrower, the location of the underlying property, and the appraised value of the property, among other factors. The majority of the Company's purchased loans and participations are current index, adjustable rate mortgages secured by real estate located within the state of California. At December 31, 1997, the Company had entered into participation agreements with other financial institutions to originate construction, commercial real estate, and land loans, of which the Company's share was $16.2 million.

         As part of its interest rate risk management strategy, during 1997 the Company purchased $14.7 million of one- to four-family adjustable rate mortgage loans. As of December 31, 1997, $39.2 million, or 14.8%, of the Company's net loans receivable had been purchased from other financial institutions. Of this amount, $30.1 million, or 76.7%, were loans secured by one- to four-family residences and $9.1 million, or 23.3%, were multifamily mortgage loans secured by apartment buildings located in the Greater San Francisco Bay area.

         On an ongoing basis, depending on its asset and liability strategy, the Company originates one- to four-family residential mortgage loans for sale in the secondary market. Loan sales are dependent on the level of loan originations and the relative customer demand for mortgage loans, which is affected by the current and expected future level of interest rates. During the years ended December 31, 1997 and 1996, the Company sold $3.0 million and $2.6 million, respectively, of fixed rate mortgage loans to FHLMC. In 1995, the Company sold $18.5 million of adjustable rate mortgage loans to another financial institution, pursuant to an agreement which expired in 1995. The level and timing of any future loan sales will depend upon market opportunities and prevailing interest rates at the time such a decision is made. From time to time, depending on its asset and liability strategy, the Company converts a portion of its mortgages into readily-marketable FHLMC mortgage-backed securities. In 1995, the Company converted approximately $15.0 million of fixed rate residential loans into mortgage-backed securities. The Company did not securitize mortgages during 1996 or 1997.

         The Company recognizes gains or losses on the sale of loans at the time of sale, based on the difference between the net sale proceeds and the carrying value of the loans sold. When the right to service the loans is retained, an excess servicing gain or loss is recognized based upon the net present value of any difference between the interest rate charged to the borrower and the interest rate paid to the purchaser after deducting a normal servicing fee. The excess servicing gain or loss is dependent on prepayment estimates and discount rate assumptions. Historically, such excess servicing gains or losses have not had a material impact on the Company's earnings. See "- Loan Servicing."

         Effective December 1995, the Company adopted Statement of Financial Accounting Standards No. 122 ("SFAS 122"), ACCOUNTING FOR MORTGAGE SERVICING RIGHTS. SFAS 122 makes no distinction between purchased and originated mortgage servicing rights, and allows financial institutions that originate mortgages and sell them into the secondary market to recognize the retained right to service the loans. In 1997 and 1996, respectively, the Company recorded $7,000 and $21,000 of originated mortgage servicing rights.

         Loan Servicing. The Company services its own loans as well as loans owned by others. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, holding escrow funds for the payment of real estate taxes and insurance premiums, contacting delinquent borrowers, and supervising foreclosures and property dispositions in the event of unremedied defaults. Loan servicing income is recorded on an accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. At December 31, 1997 and 1996, respectively, the Company was servicing $52.1 million and $61.3 million of loans for others.

         Classified Assets and Real Estate Owned. To measure the quality of assets, the Company has established internal asset classification guidelines as part of its credit monitoring system for identifying and reporting problem assets and determining provisions for anticipated loan and real estate owned ("REO") losses. Under these guidelines, an allowance for anticipated loan and REO losses is established when certain conditions exist. The Internal Asset Review Committee, comprised of senior management, oversees the administration of the internal asset classification guidelines and reports results to the Board of Directors.

         The Company classifies assets it considers of questionable quality employing the classification categories of "substandard," "doubtful," and "loss." An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged. Substandard assets include those characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, questionable and there is a high probability of loss. An asset classified as loss is considered uncollectible and of such little value that it should not be included as an asset. Total classified assets of the Company declined to $2.5 million at December 31, 1997 from $4.9 million at December 31, 1996. Classified assets were 0.6% of total assets at December 31, 1997, compared to 1.2% a year earlier.

         At December 31, 1997, the Company had $2.5 million of assets classified as substandard and no assets classified as doubtful or loss. Substandard assets included $1.6 million of loans past due 90 days or more and $900,000 of loans with identified risk characteristics such as a pattern of historical delinquencies and/or delinquent property tax status. The largest substandard loan at December 31, 1997 was a multifamily mortgage with an outstanding principal balance of $817,000.

         Assets which possess weaknesses but do not currently expose the Company to sufficient risk to warrant classification as substandard, doubtful, or loss are designated as "special mention." At December 31, 1997, the Company had $2.3 million of assets classified as special mention due to past delinquencies and other identifiable weaknesses. The largest special mention loan was a multifamily mortgage loan with an outstanding balance of $388,000 on December 31, 1997.

         Assets classified as substandard or doubtful require the establishment of general valuation allowances in amounts considered by management to be adequate under generally accepted accounting principles. These amounts represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets.

Judgments regarding the adequacy of general valuation allowances are based on continual evaluation of the nature, volume and quality of the loan portfolio, other assets, and current economic conditions that may affect the recoverability of recorded amounts. Assets classified as a loss require either a specific valuation allowance equal to 100% of the amount classified or a charge-off of such amount.

         A savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of Thrift Supervision ("OTS"), which can require the establishment of additional general or specific loss allowances. The OTS, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on allowances for loan and lease losses which provides guidance in determining the adequacy of general valuation guidelines. The policy statement recommends that savings institutions establish effective systems and controls to identify, monitor and address asset quality problems, analyze significant factors that affect the collectibility of assets, and establish prudent allowance evaluation processes. Management believes that the Company's allowance for loan losses is adequate given the composition and risks of the loan portfolio. However, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary. In addition, there can be no assurance that at some time in the future the OTS regulators, in reviewing the Company's loan portfolio, will not request the Company to increase its allowance for loan losses, thus negatively impacting the Company's earnings for that time period.

         REO is recorded at the lower of the recorded investment in the loan or the fair value of the related asset on the date of foreclosure, less costs to sell. Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a real estate asset would yield in a current sale between a willing buyer and a willing seller. Development and improvement costs relating to the property are capitalized to the extent they are deemed to be recovered upon disposal. The carrying value of acquired property is continuously evaluated and, if necessary, an allowance is established to reduce the carrying value to net realizable value (which considers, among other things, estimated direct holding costs and selling expenses). At December 31, 1997, the Company had REO of $321,000, representing three one- to four-family residential properties acquired through foreclosure in 1997.

         The Company obtains appraisals on all real estate acquired through foreclosure at the time of foreclosure. Appraisals on REO are updated annually. The Company generally conducts external inspections on foreclosed properties and properties deemed in-substance foreclosures on a quarterly basis.

         Delinquent Loan Procedures. Specific delinquency procedures vary depending on the loan type and period of delinquency. However, the Company's policies generally provide that loans be reviewed monthly for delinquencies, and that if a borrower fails to make a required payment when due, the Company institutes internal collection procedures. For mortgage loans, written late charge notices are mailed no later than the 15th day of delinquency. At 25 days past due, the borrower is contacted by telephone and the Company makes a verbal request for payment. In most cases, deficiencies are cured promptly. At 30 days past due, the Company begins tracking the loan as a delinquency, and at 45 days past due a notice of intent to foreclose is mailed. When contact is made with the borrower prior to foreclosure, the Company generally attempts to obtain full payment or work out a repayment schedule with the borrower to avoid foreclosure. It is the Company's policy to accrue interest on all loans up to 90 days past due, unless it is determined that the collection of interest and/or principal is not probable under the contractual terms of the agreement.

         The following table sets forth delinquencies in the Company's loan portfolio as of the dates indicated:

                                              At December 31, 1997                                At December 31, 1996
                               ------------------------------------------------     ----------------------------------------------
                                     60-89 Days             90 Days or More               60-89 Days            90 Days Or More
                               ---------------------     ----------------------     ---------------------    ---------------------
                                           Principal                  Principal                 Principal                Principal
                                Number      Balance       Number       Balance       Number      Balance      Number      Balance
                               of Loans     of Loans     of Loans      of Loans     of Loans     of Loans    of Loans     of Loans
                               --------    ---------     --------     ---------     --------    ---------    --------    ---------
                                                                      (Dollars in thousands)
One-to-four family.........         2        $ 413            5         $  781         3          $455           11        $1,392
Multifamily................         -            -            1            817         -             -            -             -
Commercial.................         -            -            -              -         -             -            -             -
Construction and land......         -            -            -              -         -             -            -             -
Other......................         -            -            -              -         3             1            2             1
                                 ----        -----         ----         ------        --          ----           --        ------

Total......................         2        $ 413            6         $1,598         6          $456           13        $1,393
                                 ====        =====         ====         ======         =          ====           ==        ======
Delinquent loans to total
     gross loans...........      .09%         .16%         .35%           .60%      .14%          .19%         .06%          .59%



                                              At December 31, 1995
                               ------------------------------------------------
                                     60-89 Days             90 Days or More
                               ---------------------     ----------------------
                                           Principal                  Principal
                                Number      Balance       Number       Balance
                               of Loans     of Loans     of Loans      of Loans
                               --------    ---------     --------     ---------
                                           (Dollars in thousands)

One-to-four family.........         4        $ 297            8         $1,544
Multifamily................         1          170            -              -
Commercial.................         -            -            -              -
Construction and land......         1           48            -              -
Other......................         -            -            2              1
                                 ----        -----         ----         ------

Total......................         6        $ 515           10         $1,545
                                 ====        =====         ====         ======

Delinquent loans to total
     gross loans...........      .22%         .22%         .37%           .67%

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

         At December 31, 1997, loans on nonaccrual totaled $1.6 million. The effect on interest income due to the nonaccrual status of these loans was $62,000. The Company recognized $64,000 of interest income on these loans during 1997. For the year ended December 31, 1997, interest income which would have been earned had these loans been performing in accordance with contractual terms was $126,000. At December 31, 1997, the Company had $448,000 of loans that met the definition of a troubled debt restructuring, of which $300,000 were 60-89 days delinquent and $149,000 were current and paying according to the terms of their contractually restructured agreements. The Company had $321,000 in REO at December 31, 1997, and no REO at year end from 1993 to 1996.

         The following table sets forth information regarding nonperforming assets. The Company does not accrue interest on loans past due 90 days or more, and accordingly, there were no accruing loans past due 90 days or more at any of the dates presented below.

                                                                   At December 31,
                                                  ------------------------------------------------
                                                    1997      1996      1995      1994      1993
                                                  --------  --------  --------  --------  --------
Nonaccrual loans 90 days or more past due:                     (Dollars in thousands)

  Residential real estate:

    One-to-four family.......................     $   781    $ 1,393   $ 1,544   $  711    $    -

    Multifamily..............................         817          -       830        -         -

  Construction and land......................           -          -       825        -         -

  Non-mortgage...............................           -          -         1        -         1
                                                  -------    -------   -------   ------    ------
    Total loans on nonaccrual................       1,598      1,393     3,200      711         1

Restructured loans not performing............         300          -         -        -         -

Real estate owned............................         321          -         -        -         -
                                                  -------    -------   -------   ------    ------
    Total nonperforming assets(1)............     $ 2,219    $ 1,393   $ 3,200   $  711    $    1
                                                  =======    =======   =======   ======    ======

Allowance for loan losses as a percent
  of gross loans receivable(2)...............        .63%       .56%      .59%     .33%      .20%

Allowance for loan losses as a percent
  of total nonperforming loans(1)                  87.98%     94.10%    42.56%  113.64%     NM(3)

Nonperforming loans as a percent
  of gross loans receivable(1)(2)............        .71%       .59%     1.39%     .29%     NM(3)

Nonperforming assets as a percent
  of total assets(1).........................        .54%       .33%      .97%     .24%     NM(3)

--------------------

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

         The Company has established a monitoring system for its loans in order to identify impaired loans and potential problem loans, and to permit periodic evaluation of the adequacy of allowances for losses in a timely manner. In analyzing its loans, the Company has established specific monitoring policies and procedures suitable for the relative risk profile and other characteristics of loans by type. The Company's smaller-balance residential one-to-four family, multifamily and non-mortgage loans are considered to be relatively homogeneous and no single loan is individually significant in terms of its size or potential risk of loss. Therefore, the Company generally reviews these loans by analyzing their performance and composition of their collateral for the portfolio as a whole. For non-homogenous loans the Company conducts a periodic review of each loan. The frequency and type of review is dependent upon the inherent risk attributed to each loan and the adversity of the loan grade. The Company evaluates the risk of loss and default for each loan subject to individual monitoring.

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

         The following table identifies the Company's total recorded investment in impaired loans by type at December 31, 1997 and 1996 (in thousands).

                                                        December 31,
                                                    --------------------
                                                      1997         1996

       Residential one-to-four family
         non-homogenous loans...................    $   985      $   354
       Multifamily loans........................        817          821
       Non-mortgage loans.......................          -            1
                                                    -------      -------

         Total impaired loans...................    $ 1,802      $ 1,176
                                                    =======      =======

         For the year ended December 31, 1997, the Company recognized interest on impaired loans of $49,000. $1.4 million of impaired loans were on nonaccrual status at December 31, 1997, and $57,000 of interest was uncollected on impaired loans. During the year ended December 31, 1997, the Company's average investment in impaired loans was $1.3 million. Valuation allowances on impaired loans were $237,000 at December 31, 1997.

         Allowance for Estimated Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable. The allowance is based upon a number of factors, including asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management's assessment of the credit risk inherent in the portfolio, historical loan loss experience, and the Company's underwriting policies. At December 31, 1997, the Company's allowance for loan losses was .63 % of total loans, compared to .56% at December 31, 1996. The Company will continue to monitor and modify its allowance for loan losses as conditions dictate. Various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. These agencies may require the Company to make additional provisions for loan losses, based on their judgments of the information available at the time of the examination.

         Activity in the Company's allowance for loan losses for the periods indicated are set forth in the table below (in thousands).

                                        At or for the Year Ended December 31,
                                     ------------------------------------------
                                      1997     1996     1995     1994     1993
                                     ------   ------   ------   ------   ------

Balance at beginning of year.......  $1,311   $1,362   $  808   $  387   $  167
Provision for loan losses..........     375       28      663      421      220
Charge-offs, net...................     (17)     (79)    (109)       -        -
                                     ------   ------   ------   ------   ------
Balance at end of period...........  $1,669   $1,311   $1,362   $  808   $  387
                                     ======   ======   ======   ======   ======

         The following table sets forth the Company's allowance for loan losses as a percentage of the total allowance, and the percentage of loans to total loans in each of the categories listed at the dates indicated.


                                                   At December 31,
                    ----------------------------------------------------------------------------
                                  1997                                    1996
                    ------------------------------------    ------------------------------------
                                             Percent of                              Percent of
                                Percent of    Loans in                  Percent of    Loans in
                                Allowance       Each                    Allowance       Each
                                 to Total    Category to                 to Total    Category to
                     Amount     Allowance    Total Loans     Amount     Allowance    Total Loans
                    --------    ---------    -----------    --------    ---------    -----------
                                                (Dollars in thousands)
One- to four-
  family..........   $   846      50.69%        69.80%       $   911      69.49%        85.22%

Multifamily.......       278      16.66%         7.85%           171      13.04%         9.49%

Commercial
  real estate.....       241      14.44%         6.79%           174      13.27%         3.18%

Construction
  and land........       229      13.72%        13.64%            20       1.53%         1.79%

Other.............        75       4.49%         1.93%            35       2.67%          .32%
                     -------     -------       -------       -------     -------       -------

Total valuation
  allowances......   $ 1,669     100.00%       100.00%       $ 1,311     100.00%       100.00%
                     =======     =======       =======       =======     =======       =======



                                                   At December 31,
                    ----------------------------------------------------------------------------
                                  1995                                    1994
                    ------------------------------------    ------------------------------------
                                             Percent of                              Percent of
                                Percent of    Loans in                  Percent of    Loans in
                                Allowance       Each                    Allowance       Each
                                 to Total    Category to                 to Total    Category to
                     Amount     Allowance    Total Loans     Amount     Allowance    Total Loans
                    --------    ---------    -----------    --------    ---------    -----------
                                                (Dollars in thousands)
One- to four-
  family..........   $ 1,080      79.30%        86.29%       $  676       83.66%        88.36%

Multifamily.......       143      10.50%         9.28%           91       11.26%         9.06%

Commercial
  real estate.....        58       4.26%         1.81%           31        3.84%         1.18%

Construction
  and land........        77       5.65%         2.36%            7         .87%         1.20%

Other.............         4        .29%          .26%            3         .37%          .20%
                     -------     -------       -------       ------      -------       -------

Total valuation
  allowances......   $ 1,362     100.00%       100.00%       $  808      100.00%       100.00%
                     =======     =======       =======       ======      =======       =======



                              At December 31,
                    ------------------------------------
                                   1993
                    ------------------------------------
                                             Percent of
                                Percent of    Loans in
                                Allowance       Each
                                 to Total    Category to
                     Amount     Allowance    Total Loans
                    --------    ---------    -----------
                         (Dollars in thousands)

One- to four-
  family..........   $  264       68.22%        85.64%

Multifamily.......       60       15.50%         9.79%

Commercial
  real estate.....       26        6.72%         1.40%

Construction
  and land........       31        8.01%         2.93%

Other.............        6        1.55%          .24%
                    -------      -------       -------

Total valuation
  allowances......   $  387      100.00%       100.00%
                     ======      =======       =======

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

         The Company's investment activities described herein include transactions related to short-term investments, investment securities and mortgage-backed securities held by the Company. The investment policies of the Company as established by the Board of Directors attempt to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement the Company's lending activities. Specifically, the Company's policies generally limit investments to government and federal agency-backed securities and other non-government guaranteed securities, including corporate debt obligations, that are investment grade. The Company's policies provide the authority to invest in marketable equity securities meeting the Company's guidelines and in mortgage-backed securities guaranteed by the U.S. government and agencies thereof and other financial institutions. At December 31, 1997, the Company had federal funds sold and other short-term investments, investment securities (including certificates of deposit) and mortgage-backed securities with an aggregate amortized cost of $117.3 million and a market value of $117.5 million.

         At December 31, 1997, the Company had $40.5 million of investment securities, consisting of $14.9 million invested in a short-term government securities fund and $25.6 million invested in U.S. government and agency obligations. The Company's mortgage-backed and mortgage-related securities portfolio consists primarily of seasoned fixed rate and adjustable rate mortgage-backed and mortgage-related securities. At December 31, 1997, the Company had a total of $70.6 million of mortgage-backed securities insured or guaranteed by the FNMA, GNMA, and FHLMC, of which $70.5 million were designated as available for sale. Investments in mortgage-backed securities involve a risk that actual prepayments will exceed prepayments estimated over the life of the security, which may result in a loss of any premium paid for such instruments, thereby reducing the net yield on the securities. If interest rates increase, the market value of these securities may be adversely affected.

         At December 31, 1997, the Company held mortgage-backed securities and investment securities issued by the following entities. For each issuer, the aggregate total amortized cost of such securities exceeded 10% of the Company's equity.

                                                           Amortized    Market
                                                             Cost       Value
                                                           ---------    ------
                                                              (In thousands)

         Issuer:

           Smith Breeden Short-Term Government
             Securities Mutual Fund........................ $15,000    $14,934

           Federal Home Loan Mortgage Corporation..........  34,009     34,163

           Federal National Mortgage Company...............  28,537     28,605

           Federal Home Loan Bank..........................  11,998     12,029

           Government National Mortgage Association........  17,184     17,217

           Federal Farm Credit Banks.......................   4,000      4,010

         The following table sets forth the composition of the Company's mortgage-backed securities portfolio in dollar amounts and in percentages of the respective portfolios at the dates indicated. Available for sale securities are reflected at fair market value and held to maturity securities are reflected at amortized cost pursuant to Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS No. 115").


                                                                   At December 31,
                                          ----------------------------------------------------------------
                                                  1997                    1996                     1995
                                          --------------------  --------------------  --------------------
                                                     Percent               Percent               Percent
                                           Amount    of Total    Amount    of Total    Amount    of Total
                                          --------  ----------  --------  ----------  --------  ----------
                                                               (Dollars in thousands)
Mortgage-backed securities:
  FNMA..................................  $ 24,983      36.20%  $ 45,243      39.62%  $ 23,485      45.57%
  FHLMC.................................    27,389      39.68%    38,206      33.46%    28,046      54.43%
  GNMA..................................    16,650      24.12%    15,158      13.27%         -           -
  CMOs(1)...............................         -           -    15,590      13.65%         -           -
                                          --------     -------  --------     -------  --------     -------
    Total mortgage-backed securities....    69,022     100.00%   114,197     100.00%    51,531     100.00%
                                                       =======               =======               =======
Plus:
  Unamortized premium, net..............     1,585                 2,586                 1,091
                                          --------              --------              --------
    Total mortgage-backed
      securities, net...................    70,607               116,783                52,622

Less:
  Mortgage-backed securities
    available for sale..................   (70,465)             (116,610)              (52,417)
                                          --------              --------              --------
  Total mortgage-backed securities
    held to maturity....................  $    142              $    173              $    205
                                          ========              ========              ========

--------------------
(1) The CMOs consisted primarily of mortgage-backed securities tied to single current index securities.

       The following tables set forth the Company's mortgage-backed securities activities for the periods indicated.

                                                                     For the Year Ended December 31,
                                                                    --------------------------------
                                                                      1997        1996        1995
                                                                    --------    --------    --------
                                                                             (In thousands)
Beginning balance ...............................................   $116,783    $ 52,622    $ 13,683

   Mortgage-backed securities purchased - held to maturity.......          -           -          69

   Mortgage-backed securities purchased - available for sale.....      6,900      85,467      43,022

   Mortgage-backed securities acquired in exchange for
     securitized loans...........................................          -           -      14,992

   Sales of mortgage-backed securities available for sale,
     proceeds from sale..........................................    (38,613)     (8,427)    (13,746)

   Principal repayments .........................................    (14,989)    (11,776)     (6,240)

   Realized gain (loss) on sale of
     mortgage-backed securities..................................        213          70        (258)

   Amortization of (premium)/discount............................       (401)       (276)       (277)

   Unrealized gain (loss) on available for sale..................        714        (897)      1,377
                                                                    --------    --------    --------

Ending balance...................................................   $ 70,607    $116,783    $ 52,622
                                                                    ========    ========    ========

         The following table sets forth certain information regarding the amortized cost and market values of the Company's mortgage-backed securities at the dates indicated.

                                                                   At December 31,
                                         -----------------------------------------------------------------
                                                 1997                  1996                  1995
                                         --------------------  --------------------  ---------------------
                                         Amortized    Market   Amortized    Market   Amortized    Market
                                            Cost      Value      Cost       Value       Cost      Value
                                         ---------  ---------  ---------  ---------  ---------  ----------
                                                                  (In thousands)
Mortgage-backed securities:

  Available for sale:
    GNMA.............................     $17,184    $17,217    $ 15,786   $ 15,696   $     -     $     -
    FHLMC............................      27,908     28,046      39,110     38,988    27,984      28,187
    FNMA.............................      25,142     25,202      46,410     46,221    24,020      24,230
    CMO(1)...........................           -          -      15,788     15,705         -           -
                                          -------    -------    --------   --------   -------     -------
      Total available for sale.......      70,234     70,465     117,094    116,610    52,004      52,417
                                          -------    -------    --------   --------   -------     -------
  Held to maturity:

    FNMA.............................         142        138         173        169       205         199
                                          -------    -------    --------   --------   -------     -------
      Total held to maturity.........         142        138         173        169       205         199
                                          -------    -------    --------   --------   -------     -------
      Total mortgage-backed
        securities...................     $70,376    $70,603    $117,267   $116,779   $52,209     $52,616
                                          =======    =======    ========   ========   =======     =======

--------------------

(1) The CMOs consisted primarily of mortgage-backed securities tied to single current index securities.

         The following table sets forth certain information regarding the amortized cost and market values of the Company's federal funds sold and other short-term investments and investment securities at the dates indicated.

                                                                   At December 31,
                                         -----------------------------------------------------------------
                                                 1997                  1996                  1995
                                         --------------------  --------------------  ---------------------
                                         Amortized    Market   Amortized    Market   Amortized    Market
                                            Cost      Value      Cost       Value       Cost      Value
                                         ---------  ---------  ---------  ---------  ---------  ----------
                                                                  (In thousands)
Federal funds sold and other
  short-term investments.............     $ 6,300    $ 6,300     $   531    $   531   $     -     $     -
                                          =======    =======     =======   ========   =======     =======

Investment securities:
  Certificates of deposit(1).........     $    99    $    99     $   199    $   199   $   782     $   782
                                          -------    -------     -------    -------   -------     -------
  Held to maturity:
    U.S. Treasury notes..............           -          -         153        152       355         359
    Tennessee Valley bond............         145        145         144        144       145         144
    FICO zero coupon bond............           -          -         107        107       290         294
                                          -------    -------     -------    -------   -------     -------
      Total held to maturity.........         145        145         404        403       790         797
                                          -------    -------     -------    -------   -------     -------
  Available for sale:
    U.S. government and federal
      agency obligations.............      25,351     25,421      35,322     35,156    16,025      16,161
    Short-term government
      securities mutual fund.........      15,000     14,934      15,000     14,799    15,000      14,723
    Common stock.....................           -          -           -          -        85         106
                                          -------    -------     -------    -------   -------     -------
      Total available for sale.......      40,351     40,355      50,322     49,955    31,110      30,990
                                          -------    -------     -------    -------   -------     -------
  Total investment securities........     $46,895    $46,899     $51,456    $51,088   $32,682     $32,569
                                          =======    =======     =======   ========   =======     =======

--------------------

(1) Includes certificates of deposit with original maturities of greater than 90 days.

         The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities of the Company's federal funds sold and other short-term investments, investment securities and mortgage-backed securities as of December 31, 1997.

                                                                     AT DECEMBER 31, 1997
                                         ------------------------------------------------------------------------------
                                                                        MORE THAN ONE            MORE THAN FIVE
                                            ONE YEAR OR LESS         YEAR TO FIVE YEARS        YEARS TO TEN YEARS
                                         ------------------------  ------------------------ --------------------------
                                                       WEIGHTED                  WEIGHTED                  WEIGHTED
                                          AMORTIZED    AVERAGE      AMORTIZED    AVERAGE     AMORTIZED      AVERAGE
                                            COST        YIELD         COST        YIELD         COST         YIELD
                                         ------------ -----------  ------------ ----------- ------------- ------------
                                                                    (DOLLARS IN THOUSANDS)
Investment securities:

   Certificates of deposit(1)............   $    99       6.25%       $      -                   $    -
                                            -------                   --------                   ------
    Held to maturity:

       U.S. government and
          federal agency obligations.....       145       5.28%              -                        -
                                            -------                   --------                   ------
   Available for sale:

       U.S. government and
          federal agency obligations.....         -                    18,998       6.59%         6,353        6.88%
                                                                      -------
       Short-term government securities
          mutual fund....................    15,000       5.01%             -                         -
                                            -------                   -------                    ------

          Total available for sale.......    15,000       5.01%        18,998       6.59%         6,353        6.88%
                                            -------                   -------                    ------

          Total investment securities....   $15,244       5.02%       $18,998       6.59%        $6,353        6.88%
                                            =======                   =======                    ======
Mortgage-backed securities:

        Held to maturity:

          FNMA...........................         -                       142       5.04%             -
                                            -------                   -------                    ------

              Total held for investment..   $     -                   $   142       5.04%        $    -
                                            -------                   -------                    ------
        Available for sale:

          FHLMC..........................   $     -                  $     67       7.00%    $        -


          GNMA...........................         -                         -                         -

          FNMA...........................         -                         -                     5,895        6.55%
                                            -------                  --------                    ------

              Total available for sale...         -                        67       7.00%         5,895        6.55%
                                            -------                  --------                    ------

              Total mortgage-backed
                securities...............   $     -                  $   209        5.67%        $5,895        6.55%
                                            =======                  =======                     ======


                                                           AT DECEMBER 31, 1997
                                          ----------------------------------------------------

                                            MORE THAN TEN YEARS              TOTAL
                                          ------------------------ ---------------------------
                                                        WEIGHTED                  WEIGHTED
                                           AMORTIZED    AVERAGE     AMORTIZED      AVERAGE
                                             COST        YIELD        COST          YIELD
                                          ------------ ----------- ------------ --------------
                                                         (DOLLARS IN THOUSANDS)

Investment securities:

   Certificates of deposit(1)............  $       -                   $    99         6.25%
                                           ---------                   -------
    Held to maturity:

       U.S. government and
          federal agency obligations.....          -                       145         5.28%
                                           ---------                   -------
   Available for sale:

       U.S. government and
          federal agency obligations.....          -                    25,351         6.66%
                                           ---------                   -------
       Short-term government securities
          mutual fund....................          -                    15,000         5.01%
                                           ---------                    ------

          Total available for sale.......          -                    40,351         6.05%
                                           ---------                   -------

          Total investment securities....  $       -                   $40,595         6.05%
                                           =========                   =======
Mortgage-backed securities:

        Held to maturity:

          FNMA...........................          -                       142         5.04%
                                           ---------                   -------

              Total held for investment..  $       -                   $   142         5.04%
                                           ---------                   -------
        Available for sale:

          FHLMC..........................    $27,841       6.85%       $27,908         6.85%


          GNMA...........................     17,184       7.18%        17,184         7.18%

          FNMA...........................     19,247       6.55%        25,142         6.55%
                                             -------                   -------

              Total available for sale...     64,272       6.85%        70,234         6.82%
                                             -------                   -------

              Total mortgage-backed
                securities...............    $64,272       6.85%      $70,376          6.82%
                                             =======                  =======

---------------------------------

(1)   Certificates of deposit had original maturities of greater than 90 days.

Sources of Funds

         General. The Company's primary sources of funds are customer deposits, principal and interest payments on loans and mortgage-backed securities, FHLB advances and other borrowings and, to a lesser extent, proceeds from sales of securities and loans. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.

         Deposits. The Company offers a variety of deposit accounts with a range of interest rates and terms. The Company's deposits consist of passbook savings, checking accounts, money market accounts and certificates of deposit. For the year ended December 31, 1997, certificates of deposit constituted 79.3% of total average deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Company's deposits are obtained predominantly from the areas in which its branch offices are located. The Company relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Company's ability to attract and retain deposits. Certificate accounts in excess of $100,000 are not actively solicited by the Company, nor does the Company use brokers to obtain deposits.

         In December 1996, the Company assumed $102.1 million of deposit liabilities in exchange for cash. In 1993, the Company acquired three branch offices and assumed related deposit liabilities of $95.3 million.

         The Company offers a "multi-flex" certificate account with interest rates which may be adjusted to prevailing market rates according to the terms of the account. The multi-flex account is available to customers for terms of either seven months or 17 months. The depositor may increase the interest rate once during the term to the current quoted rate, and may also withdraw all or a portion of the deposited funds once during the term of the account without penalty. The seven-month multi-flex certificate account allows the depositor to increase the deposit amount in the account. Management continually monitors the level of certificate accounts. Based on historical experience, management believes it will retain a large portion of such accounts upon maturity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The following table presents the deposit activity of the Company for the periods indicated (in thousands).

                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                             ---------------------------------------
                                                                1997          1996          1995
           Deposits.................................          $ 695,432     $ 509,649     $ 474,839
           Purchased deposits.......................                  -       102,063             -
           Withdrawals..............................           (708,545)     (519,800)     (484,467)
                                                              ---------     ---------     ---------
           Net deposits (withdrawals)...............            (13,113)       91,912        (9,628)
           Interest credited on deposits............             15,527        10,949        10,602
                                                              ---------     ---------     ---------
           Total increase in deposits...............          $   2,414     $ 102,861     $     974
                                                              =========     =========     =========

         At December 31, 1997, the Company had $59.0 million in certificate accounts in amounts of $100,000 or more ("jumbo certificate accounts") maturing as indicated in the following table. At December 31, 1996, the Company had $49.2 million of jumbo certificate accounts, with a weighted average rate of 5.51%% at year end. The Company does not offer premium rates on jumbo certificate accounts.

                                                                     WEIGHTED
                MATURITY PERIOD                     AMOUNT         AVERAGE RATE
----------------------------------------------   --------------   --------------
                                                 (IN THOUSANDS)
Three months or less..........................      $ 11,732           5.45%
Over three through six months.................         7,056           5.38%
Over six through 12 months....................        14,588           5.64%
Over 12 months................................        25,649           5.64%
                                                      ------
         Total................................      $ 59,025           5.57%
                                                    ========

         The following table sets forth the distribution of the Company's average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented.

                                                                                FOR THE YEAR ENDED DECEMBER 31,
                                      --------------------------------------------------------------------------------------------
                                                      1997                                   1996                        1995
                                      -------------------------------------  -------------------------------------   -------------
                                                    PERCENT                                PERCENT
                                                    OF TOTAL     WEIGHTED                  OF TOTAL     WEIGHTED
                                       AVERAGE      AVERAGE      AVERAGE      AVERAGE      AVERAGE      AVERAGE          AVERAGE
                                       BALANCE      DEPOSITS       RATE       BALANCE      DEPOSITS       RATE           BALANCE
                                      ----------   -----------  -----------  -----------  -----------  -----------   -------------
                                                                        (DOLLARS IN THOUSANDS)
Money market deposits.............    $ 34,612       10.89%        3.88%     $ 19,387        8.65%        3.58%        $ 14,619

Passbook deposits.................      13,396        4.22%        1.89%       13,381        5.97%        1.90%          15,048

Checking accounts.................      17,925        5.64%         .49%       13,485        6.01%         .58%          15,012
                                      --------       ------                   -------       ------                     --------

   Total..........................      65,933       20.75%                    46,253       20.63%                       44,679
                                      --------       ------                   -------       ------                     --------
Certificate accounts:

  Three months or less............      53,470       16.83%        5.34%       35,720       15.93%        5.57%          29,772

  Over three through six months...      48,621       15.29%        5.35%       37,366       16.67%        5.61%          42,264

  Over six through 12 months......      83,101       26.15%        5.57%       58,924       26.28%        5.61%          66,272

  Over one to three years.........      64,251       20.22%        5.62%       44,584       19.88%        5.71%          32,492

  Over three to five years........       2,267         .71%        6.14%        1,166         .52%        6.65%             735

  Over five to ten years..........         145         .05%        6.98%          204         .09%        7.23%             343
                                      --------       ------                   -------       ------                     --------

   Total certificates.............     251,855       79.25%        5.50%      177,964       79.37%        5.58%         171.878
                                      --------       ------                  --------       ------                     --------

   Total average deposits.........    $317,788      100.00%        4.89%     $224,217      100.00%        4.88%        $216,577
                                      ========      =======                  ========      =======                     ========



                                    FOR THE YEAR ENDED DECEMBER 31,
                                    -------------------------------
                                                 1995
                                    -------------------------------
                                        PERCENT
                                        OF TOTAL        WEIGHTED
                                        AVERAGE         AVERAGE
                                        DEPOSITS          RATE
                                    --------------  ---------------

Money market deposits.............        6.75%           2.70%

Passbook deposits.................        6.95%           2.04%

Checking accounts.................        6.93%            .80%
                                         ------

   Total..........................       20.63%
                                         ------
Certificate accounts:

  Three months or less............       13.75%           5.52%

  Over three through six months...       19.52%           5.95%

  Over six through 12 months......       30.60%           5.31%

  Over one to three years.........       15.00%           6.22%

  Over three to five years........         .34%           7.29%

  Over five to ten years..........         .16%           7.28%
                                         ------

   Total certificates.............       79.37%           5.69%
                                         ------

   Total average deposits.........      100.00%           4.99%
                                        =======

         The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 1997 (in thousands).

                                                    PERIOD TO MATURITY FROM DECEMBER 31, 1997
                            -----------------------------------------------------------------------------------
                                          OVER ONE       OVER TWO       THREE
                            ONE YEAR       TO TWO        TO THREE      TO FOUR        FOUR TO      OVER FIVE
                             OR LESS        YEARS          YEARS        YEARS        FIVE YEARS      YEARS
                            ------------  ------------   -----------   -----------   ------------  ------------
Certificate accounts:

0 to 4.00%.................. $      3       $    23        $    -         $   -         $    -        $    -
4.01 to 5.00%...............    3,999           443             2             -              -             -
5.01 to 6.00%...............  169,142        60,439         1,579           460            698             -
6.01 to 7.00%...............   11,348         1,926           344           351          1,226             -
7.01 to 8.00%...............      635           483           159           155              -             -
8.01 to 9.00%...............       44           423            18             -              -             -
Over 9.01%..................       20           103            37             -             16             -
                             --------       -------       -------        ------         ------        ------

Total....................... $185,191       $63,840       $ 2,139      $    966        $ 1,940        $    -
                             ========       =======       =======      ========        =======        ======

                                               AT DECEMBER 31,
                                  -----------------------------------------


                                      1997           1996           1995
                                  -----------    -----------    -----------
Certificate accounts:

0 to 4.00%..................      $     26       $  1,431       $  1,747
4.01 to 5.00%...............         4,444         31,457         12,129
5.01 to 6.00%...............       232,318        194,505         83,449
6.01 to 7.00%...............        15,195         21,753         72,200
7.01 to 8.00%...............         1,432          3,311          2,400
8.01 to 9.00%...............           485            511            468
Over 9.01%..................           176            276            377
                                  --------       --------       --------

Total.......................      $254,076       $253,244       $172,770
                                  ========       ========       ========

BORROWINGS

         From time to time the Company obtains borrowed funds through FHLB advances and reverse repurchase agreements as an alternative to retail deposit funds, and may do so in the future as part of its operating strategy. Borrowings are also utilized to acquire certain other assets as deemed appropriate by management for investment purposes.

         FHLB advances are collateralized by the Company's mortgage loans, mortgage-backed securities, and investment in the capital stock of the FHLB. See "Regulation - Federal Home Loan Bank System." FHLB advances are made pursuant to several different credit programs with varying interest rate and maturity terms. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the OTS and the FHLB. At December 31, 1997, the Company had $32.3 million of outstanding borrowings from the FHLB.

         Reverse repurchase agreements are collateralized by mortgage-backed securities. At December 31, 1997, the Company had $5.2 million of securities sold under agreements to repurchase.

         The following table sets forth information regarding the Company's borrowed funds at or for the indicated years.

                                                      AT OR FOR THE YEARS ENDED DECEMBER 31,
                                                      ----------------------------------------
                                                          1997          1996         1995
                                                      -------------  -----------  ------------
                                                             (DOLLARS IN THOUSANDS)
FHLB ADVANCES:

   Average balance outstanding.....................      $40,520      $43,619       $45,744
   Maximum amount outstanding at any
       month end during the year...................       46,432       99,607        68,032
   Balance outstanding at year end.................       32,282       46,807        46,520
   Weighted average interest rate during
       the year....................................        5.92%        5.75%         6.00%
   Weighted average interest rate at
       year end....................................        6.09%        5.72%         5.84%

                                                      AT OR FOR THE YEARS ENDED DECEMBER 31,
                                                      ----------------------------------------
                                                          1997          1996         1995
                                                      -------------  -----------  ------------
                                                             (DOLLARS IN THOUSANDS)
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE:

   Average balance outstanding.....................      $ 8,234      $14,644       $14,497
   Maximum amount outstanding at any
       month end during the year...................       13,000       16,648        26,124
   Balance outstanding at year end.................        5,200       13,000        17,361
   Weighted average interest rate during
       the year....................................        5.91%        5.98%         6.06%
   Weighted average interest rate at
       year end....................................        5.95%        5.94%         5.91%

SUBSIDIARY ACTIVITIES

         Portola, a California corporation, is engaged on an agency basis in the sale of insurance and investment products to the Company's customers and members of the local community. At December 31, 1997, Portola had $429,000 in total assets. Portola recorded a net loss of $25,000 for the year ended December 31, 1997.

PERSONNEL

         As of December 31, 1997, the Company had 96 full-time employees and three part-time employees. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good.

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

FEDERAL SAVINGS INSTITUTION REGULATION

         CAPITAL REQUIREMENTS. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 3% leverage (core) capital ratio and an 8% risk-based capital ratio. Core capital is defined as common stockholder's equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain purchased mortgage servicing rights and credit card relationships. The OTS regulations also require that, in meeting the tangible, core and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank.

         The risk-based capital standard for savings institutions requires the maintenance of tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. The components of core (tier 1) capital are equivalent to those discussed above. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

         Under the OTS prompt corrective action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution is considered "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10%, its ratio of core (tier 1) capital to risk-weighted assets is at least 6%, its ratio of core capital to total assets is at least 5%, and it is not subject to any order or directive by the OTS to meet a specific capital level. A savings institution generally is considered "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8%, its ratio of core (tier 1) capital to risk-weighted assets is at least 4%, and its ratio of core capital to total assets is at least 4% (3% if the institution receives the highest CAMEL rating). A savings institution that has a ratio of total capital to weighted assets of less of than 8%, a ratio of core (tier 1) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a tier 1 risk-based capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

         The following table sets forth the amounts and ratios regarding actual and minimum tangible, core and risk-based capital requirements, together with the amounts and ratios required in order to meet the definition of a "well capitalized" institution.

                                  MINIMUM CAPITAL          WELL CAPITALIZED
                                   REQUIREMENTS              REQUIREMENTS                ACTUAL
                               ----------------------   -----------------------   ----------------------
                                AMOUNT       RATIO       AMOUNT        RATIO       AMOUNT       RATIO
                               ----------   ---------   ----------   ----------   ----------  ----------
As of December 31, 1997:
   Total capital
      (to risk-weighted assets)  $17,898        8.00%      $22,372      10.00%      $38,570       17.24%
   Tier 1 capital
      (to risk-weighted assets)      N/A          N/A       13,323       6.00%       36,901       16.62%
   Tier 1 capital
      (to adjusted assets)        11,777        3.00%       19,629       5.00%       36,901        9.40%
   Tangible capital
      (to tangible assets)         5,888        1.50%          N/A        N/A        36,859        9.39%

         The OTS has adopted a regulation that adds an IRR component to the risk-based capital requirement for thrift institutions. Currently, the OTS has waived inclusion of the IRR component in the risk-based capital calculation, pending the issuance by the OS of guidelines regarding the appeal of such inclusion or calculation. Under the rule, thrift institutions meeting or exceeding a base level of interest rate exposure must take a deduction from the total capital available to meet their risk-based capital requirement. That deduction is equal to one-half of the difference between the institution's actual measured exposure and the base level of exposure. The institution's actual measured IRR is expressed as the change that occurs in its net present value (NPV) as a result of a hypothetical 200 basis point increase or decrease in interest rates (whichever leads to the lower NPV) divided by the estimated economic value of its assets. The base level of IRR which would require inclusion of a capital component is defined as a decline in NPV which exceeds 2.0% of an institution's assets expressed in terms of economic value. If the Bank had been subject to adding an interest rate risk component to its risk-based capital standard at December 31, 1997, the Bank's total risk-weighted capital would have been reduced from 17.24% to 15.31%. At December 31, 1997, the Bank met each of its capital requirements, in each case on a fully phased-in basis.

         INSURANCE OF DEPOSIT ACCOUNTS. The deposits of the Bank are presently insured by the SAIF, except for certain acquired deposits which are insured by the BIF. The SAIF and the BIF are administered by the FDIC.

The FDIC uses a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums on a sliding scale based upon their respective levels of capital and results of supervisory evaluations. Institutions classified as well-capitalized (as defined by the FDIC) and not considered to otherwise be of supervisory concern pay the lowest premium. For the year ended December 31, 1997, regular SAIF assessments ranged from 0 to 27 basis points. The Bank's assessment rate for the year ended December 31, 1997 was 3 basis points and the total deposit insurance premium paid by the Bank in fiscal 1997 was $233,000.

         In addition, pursuant to the Deposit Insurance Funds Act of 1996, effective January 1, 1997, all SAIF-insured deposits and all BIF-insured deposits are subject to special assessments to make payments on bonds issued by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. The FDIC reviews the FICO assessment rate quarterly. For fiscal 1997, the rate was 6.3 basis points for SAIF-insured deposits and 1.26 basis points for BIF-insured deposits. Beginning on the earlier of January 1, 2000 or the date that the BIF and SAIF are merged, SAIF and BIF-insured deposits will share the cost of paying interest on the FICO bonds on a pro rata basis.

         Under the FDI act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Bank does not know of any practice, condition or violation that might lead to the termination of deposit insurance.

         PENDING LEGISLATION. In March 1998, legislation was introduced in Congress to effect broad changes in the federal regulation of financial institutions. The new legislation would, among other things, repeal existing restriction on banks affiliating with securities firms and insurance companies. The new legislation was intended to be a substitute for another pending bill which would have, among other things, required all federal savings institutions to convert to either a national bank or some type of a state charter. Although the new bill would retain the federal savings institution charter, it would require that both state and federal savings associations be treated as banks for purposes of interstate and intrastate branching requirements. However, existing savings and loan holding companies such as the Company would be grandfathered. In addition, the bill would make the OTS a division of the Comptroller of the Company and would merge the SAIF and the BIF. The bill would also supplement the QTL test by requiring savings associations to maintain at least 10 percent of portfolio assets in residential mortgage loans or in mortgage-backed securities backed by or representing an interest in residential mortgage loans originated by the savings association and sold within 90 days of origination.

         The Company is unable to predict whether or when the bill described above or other similar legislation may be enacted or the impact, if any, such legislation would have upon the Company's future operations.

         LOANS TO ONE BORROWER. Under the HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 1997, the Bank's limit on loans to one borrower was $5.8 million. At December 31, 1997, the Bank's largest aggregate outstanding balance of loans to one borrower totaled $5.7 million.

         QTL TEST. The HOLA requires savings institutions to meet a qualified thrift lender ("QTL") test. A savings institution is permitted to meet the QTL test in one of two alternative ways. Under the first method, the savings institution is required to maintain at least 65% of its "portfolio assets," defined as total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill and (iii) the value of property used to conduct business, in certain "qualified thrift investments." Assets constituting qualified thrift investments and includable without limit in measuring compliance with the QTL include residential mortgage loans, certain mortgage-backed securities and education, small business, credit card and credit card account loans. Alternatively, savings institutions are permitted to meet the QTL test by qualifying as a "domestic building and loan association" under the Internal Revenue Code.

         A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. At December 31, 1997, the Bank maintained 80.83% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

         LIMITATION ON CAPITAL DISTRIBUTIONS. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Company") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. In December 1994, the OTS proposed amendments to its capital distribution regulation that would generally authorize the payment of capital distributions without OTS approval provided the payment does not cause the institution to be undercapitalized within the meaning of the prompt corrective action regulation. However, institutions in a holding company structure would still have a prior notice requirement. At December 31, 1997, the Bank was a Tier 1 Bank.

         LIQUIDITY. The Bank is required by OTS regulations to maintain an average daily balance of liquid assets in each calendar quarter of not less than 4% of either the amount of its liquidity base at the end of the preceding calendar quarter or the average daily balance of its liquidity base during the preceding calendar quarter. In addition to this minimum requirement, the Bank is required to maintain sufficient liquidity to ensure its safe and sound operations. The minimum liquidity requirement may be changed by the OTS to any amount within the range of 4% to 10%, depending upon economic conditions and the savings deposit flows of savings institutions. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's average liquidity ratio for the quarter ended December 31, 1997 was 8.1%, which exceeded the then-applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

         ASSESSMENTS. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessment, paid on a semi-annual basis, is computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended December 31, 1997 totaled $90,000.

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

FEDERAL RESERVE SYSTEM

         Federal Reserve System ("FRB") regulations require savings institutions to maintain non-interest-earning reserves against their transactional accounts (primarily checking accounts). During the year ended December 31, 1997, the regulations generally required that reserves be maintained against transaction accounts as follows: for accounts aggregating $49.3 million or less, the requirement is 3%; and for accounts greater than $49.3 million, the requirement is $1.479 million plus 10% of that portion of total transaction accounts in excess of $49.3 million. The first $4.4 million of otherwise reservable balances are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements of the FRB may be used to satisfy OTS liquidity requirements.

                           FEDERAL AND STATE TAXATION

FEDERAL TAXATION

         GENERAL. The Bank and the Company report their income on a consolidated basis using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank has not been audited by the IRS during the last five years. For its 1997 taxable year, the Bank is subject to a maximum federal income tax rate of 35%.

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

ADDITIONAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information regarding the executive officers of the Company who are not also directors:

               NAME                 AGE (1)         POSITION HELD WITH COMPANY
------------------------------    -----------     ------------------------------

   Deborah R. Chandler                43          Senior Vice President,
                                                  Chief Financial Officer
                                                  and Treasurer

   Carlene F. Anderson                45          Corporate Secretary

-----------------------------
(1)   At December 31, 1997

ITEM 2.  PROPERTIES.

         The Company conducts business through an administrative office located in Watsonville and seven branch offices, one of which includes a real estate loan center. In December 1997, the Company entered into an agreement to purchase, for approximately $1.1 million, an office facility located at 567 Auto Center Drive, Watsonville. The Administrative office and the real estate loan center will be relocated to the new facility in the second quarter of 1998. As a result of the move, the Company intends to sell its office facility located at 36 Brennan Street, Watsonville. Management believes that with the newly acquired office building, its facilities will be adequate to meet the immediately foreseeable needs of the Company.

                                                        ORIGINAL                      NET BOOK VALUE
                                                          YEAR                        OF PROPERTY OR
                                           LEASED        LEASED         DATE OF          LEASEHOLD
LOCATION                                     OR            OR            LEASE        IMPROVEMENTS AT
                                           OWNED        ACQUIRED      EXPIRATION     DECEMBER 31, 1997
--------------------------------------  -------------  ------------   ------------  --------------------
ADMINISTRATIVE/BRANCH OFFICE:

15 Brennan Street                         Owned        12-31-65          N/A            $    18,396
Watsonville, California  95076

36 Brennan Street                         Owned        03-02-94          N/A                386,731
Watsonville, California  95076

BRANCH OFFICES:

35 East Lake Avenue                       Owned        12-31-65          N/A                322,879
Watsonville, California  95076

805 First Street                          Owned        12-01-76          N/A                242,846
Gilroy, California  95020

1400 Munras Avenue                       Owned(1)      07-07-93        Monthly              934,556
Monterey, California  93940

1890 North Main Street                    Owned        07-07-93          N/A              1,154,000
Salinas, California  93906
(Real estate loan center)(2)

1127 South Main Street                    Leased       08-08-93       07-31-98(3)            37,181
Salinas, California  93901

8071 San Miguel Canyon Road               Leased       12-24-93       12-24-03(4)            72,718
Prunedale, California  93907

60 Bay Avenue                             Owned        12-10-96          N/A              1,125,518
Capitola, California  95020

------------------------
(1) Majority owned, portion of property leased.

(2) The Company's real estate loan center is currently located in the facilities of the Salinas office branch.

(3) The Company has options to extend the lease term for two consecutive five-year periods.

(4) The Company has options to extend the lease term for three consecutive ten-year periods.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Common Stock of Monterey Bay Bancorp, Inc. is traded over-the-counter on the Nasdaq Stock Market under the symbol "MBBC." The stock began trading on February 15, 1995. As of March 20, 1998, there were 3,166,214 shares outstanding of the Company's common stock. As of February 28, 1998, there were 311 stockholders of record, not including persons or entities who hold their stock in nominee or "street" name.

         The following table sets forth the high and low bid prices per share for the Company's common stock for the periods indicated.

                                                  High Bid           Low Bid
                                                  --------           -------
         Year ended December 31, 1997:
            Fourth quarter                         $20 1/2           $18 1/4
            Third quarter                          $20 3/4           $16
            Second quarter                         $17 1/4           $15 3/8
            First quarter                          $18 3/4           $14 9/16

         Year ended December 31, 1996:
            Fourth quarter                         $15 7/8           $13 3/8
            Third quarter                          $13 5/8           $11 3/8
            Second quarter                         $12 3/4           $11 3/4
            First quarter                          $12 3/4           $11

         Year ended December 31, 1995:
            Fourth quarter                         $13               $11 1/2
            Third quarter                          $13 1/8           $ 9 7/8
            Second quarter                         $10 3/4           $ 9
            First quarter                          $ 9 1/2           $ 8 3/4

         The Board of Directors declared, and the Company paid, cash dividends of $0.11 and $0.05 per share during the years ended 1997 and 1996, respectively.

ITEM 6.  SELECTED FINANCIAL DATA.

         Selected consolidated financial data for each of the five years in the period ended December 31, 1997, consisting of data captioned "Selected Consolidated Financial and Other Data" on page two of the Company's 1997 Annual Report to Stockholders filed as an exhibit hereto, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         "Management's Discussion and Analysis of Financial Condition and Results Operations" on pages 4 to 19 of the Company's 1997 Annual Report to Stockholders filed as an exhibit hereto is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         "Management's Discussion and Analysis of Financial Condition and Results Operations" on pages 4 to 19 of the Company's 1997 Annual Report to Stockholders filed as an exhibit hereto is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Consolidated Statements of Financial Condition of Monterey Bay Bancorp, Inc. and Subsidiary as of December 31, 1997 and 1996 and the related Consolidated Statements of Operations, Stockholders' Equity and Cash Flows for each of the years in the three-year period ended December 31, 1997, together with the related notes and the report of Deloitte and Touche LLP, independent auditors, on pages 20 to 61 of the Company's 1997 Annual Report to Stockholders filed as an exhibit hereto, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 1998, which will be filed no later than 120 days following the Registrant's Fiscal Year end. Information concerning executive officers who are not directors is contained in Part I of this report in reliance on Instruction G of Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

         The information relating to director and executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 1998, excluding the Compensation Committee Report on Executive Compensation and the Stock Performance Graph, which will be filed no later than 120 days following the Registrant's Fiscal Year end.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information relating to director and executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 1998, which will be filed no later than 120 days following the Registrant's Fiscal Year end.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information relating to director and executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 1998, which will be filed no later than 120 days following the Registrant's Fiscal Year end.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)   Financial Statements

         The following consolidated financial statements of the registrants and its subsidiaries are filed as a part of this document under Item 8. Financial Statements and Supplementary Data.

            Consolidated Statements of Financial Condition at December 31, 1997
              and 1996.
            Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 1997.
            Consolidated Statements of Changes in Stockholders' Equity for each of the years in the three-year period ended December 31, 1997.
            Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 1997.
            Notes to Consolidated Financial Statements.
            Independent Auditors' Report.

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

         10.5  Form of Watsonville Federal Savings and Loan Association of
               Employee Severance Compensation Plan*
         10.6  Watsonville Federal Savings 401(k) Plan*
         10.7  Watsonville Federal Savings and Loan Association 1995 Retirement
               Plan for Executive Officers and Directors*
         10.8  Form of Watsonville Federal Savings and Loan Association
               Performance Equity Program for Executives**
         10.9  Form of Watsonville Federal Savings and Loan Association
               Recognition and Retention Plan for Outside Directors**
         10.10 Form of Monterey Bay Bancorp, Inc. 1995 Incentive Stock Option
               Plan**
         10.11 Form of Monterey Bay Bancorp, Inc. 1995 Stock Option Plan for
               Outside Directors**
         11    Computation of Per Share Earnings
         13    Monterey Bay Bancorp, Inc. 1997 Annual Report to Shareholders
         21    Subsidiary information is incorporated herein by reference to
               "Part I - Subsidiaries."
         23    Consent of Deloitte & Touche LLP
         27    Financial Data Schedule

         (b)   Report on Form 8-K
                  The Registrant did not file any reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1997.

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

                                              MONTEREY BAY BANCORP, INC.

Date:  March 30, 1998                         By: /s/ Marshall G. Delk
_____________________                             ______________________________

                                              Marshall G. Delk
                                              President, Chief Operating Officer
                                              and Director

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

         Name                  Title                                         Date
         ----                  -----                                         ----

/s/ Marshall G. Delk           President, Chief Operating Officer            March 30, 1998
_________________________      and Director (principal executive officer)    ______________

Marshall G. Delk

/s/ Deborah R. Chandler        Senior Vice President, Chief                  March 30, 1998
_________________________      Financial Officer and Treasurer               ______________
                               (principal accounting officer)
Deborah R. Chandler


/s/ Eugene R. Friend           Chairman of the Board of Directors            March 30, 1998
_________________________      and Chief Executive Officer                   ______________

Eugene R. Friend

/s/ P.W. Bachan                Director                                      March 30, 1998
_________________________                                                    ______________

P. W. Bachan

/s/ Edward K. Banks            Director                                      March 30, 1998
_________________________                                                    ______________

Edward K. Banks

/s/ Nicholas C. Biase          Director                                      March 30, 1998
_________________________                                                    ______________

Nicholas C. Biase

/s/ Steven Franich             Director                                      March 30, 1998
_________________________                                                    ______________

Steven Franich

/s/ Donald K. Henrichsen       Director                                      March 30, 1998
_________________________                                                    ______________

Donald K. Henrichsen

/s/ Stephen Hoffmann           Director                                      March 30, 1998
_________________________                                                    ______________

Stephen Hoffmann

/s/ Gary L. Manfre             Director                                      March 30, 1998
_________________________                                                    ______________

Gary L. Manfre

/s/ McKenzie Moss              Director                                      March 30, 1998
_________________________                                                    ______________

McKenzie Moss

/s/ Louis Resetar, Jr.         Director                                      March 30, 1998
_________________________                                                    ______________

Louis Resetar, Jr.

                                       43