Form 10-Q
period 1998-03-31
MONTEREY BAY BANCORP INC
filed 1998-05-15
CIK 930429

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,166,214 shares of common stock, par value $.01 per share, were outstanding as of May 14, 1998.

                           MONTEREY BAY BANCORP, INC.

                                     Index

PART I.  FINANCIAL INFORMATION                                              Page
         ---------------------                                              ----
         Item 1.  Condensed Consolidated Statements of Financial
                  Condition as of March 31, 1998 and December 31, 1997         1

                  Condensed Consolidated Statements of Operations for the
                  Three Months Ended March 31, 1998 and 1997                   2

                  Condensed Consolidated Statement of Stockholders' Equity
                  for the Three Months Ended March 31, 1998                    3

                  Condensed Consolidated Statements of Cash Flows for the
                  Three Months Ended March 31, 1998 and 1997                   4

                  Notes to Condensed Consolidated Financial Statements         6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                    8

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk  16

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                           17
         Item 2.  Changes in Securities                                       17
         Item 3.  Defaults Upon Senior Securities                             17
         Item 4.  Submission of Matters to a Vote of Security Holders         17
         Item 5.  Other Information                                           17
         Item 6.  Exhibits and Reports on Form 8-K                            17

SIGNATURES                                                                    18

Item 1.  Financial Statements.
------------------------------

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 1998 (UNAUDITED) AND DECEMBER 31, 1997 (Dollars in thousands)
--------------------------------------------------------------------------------
                                                      March 31,   December 31,
                                                        1998          1997
                                                      ---------   ------------
ASSETS
Cash and due from depository institutions              $  4,802     $  7,214
Overnight deposits                                        6,790        6,300
                                                       --------     --------
   Total cash and cash equivalents                       11,592       13,514
Certificates of deposit                                      99           99
Loans held for sale, at market                              656          514
Securities available for sale:
   Mortgage-backed securities (amortized cost of
     $65,867 at March 31, 1998 and
     $70,234 at December 31, 1997)                       66,260       70,465
   Investment securities (amortized cost of
     $32,264 at March 31, 1998 and
     $40,351 at December 31, 1997)                       32,248       40,355
Securities held to maturity:
   Mortgage-backed securities (market value of
     $131 at March 31, 1998 and
     $138 at December 31, 1997)                             134          142
   Investment securities (market value of $145 at
     December 31, 1997)                                       -          145
Loans receivable held for investment (net of
   allowance for loan losses at March 31, 1998, $1,830;
   and at December 31, 1997, $1,669)                    270,123      263,751
Federal Home Loan Bank stock, at cost                     3,432        3,383
Premises and equipment, net                               5,886        4,817
Accrued interest receivable                               2,740        2,339
Core deposit premiums and other intangibles, net          3,050        3,229
Real estate owned                                           200          321
Other assets                                              6,721        5,022
                                                       --------     --------
TOTAL ASSETS                                           $403,141     $408,096
                                                       ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
   Savings deposits                                    $326,729     $320,559
   Federal Home Loan Bank advances                       22,282       32,282
   Securities sold under agreements to repurchase         5,190        5,200
   Accounts payable and other liabilities                 1,856        2,122
                                                       --------     --------
     Total liabilities                                  356,057      360,163
                                                       --------     --------
COMMITMENTS AND CONTINGENCIES                                 -            -

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 2,000,000
     shares authorized and unissued                           -            -
   Common stock, $.01 par value, 9,000,000 shares
     authorized and 3,593,750 shares issued
     (3,166,214 shares outstanding at March 31, 1998;
     and 3,229,679 shares outstanding at
     December 31, 1997)                                      36           36
   Additional paid-in capital                            27,357       27,270
   Unearned shares held by employee stock ownership
     plan (194,062 at March 31, 1998; and 201,250
     at December 31, 1997)                               (1,552)      (1,610)
   Treasury stock, at cost (427,536 shares at
     March 31, 1998; and 364,071 shares at
     December 31, 1997)                                  (5,936)      (4,642)
   Retained earnings, substantially restricted           26,957       26,741
   Accumulated other comprehensive income - unrealized
     gain on securities                                     222          138
                                                       --------     --------
     Total stockholders' equity                          47,084       47,933
                                                       --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $403,141     $408,096
                                                       ========     ========

See notes to condensed consolidated financial statements.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (UNAUDITED)
(Dollars in thousands, except per share amounts)
--------------------------------------------------------------------------------
                                                        Three Months Ended
                                                             March 31,
                                                        ------------------
                                                         1998         1997
INTEREST INCOME:
   Loans receivable                                     $5,416       $4,681
   Mortgage-backed securities                            1,149        2,084
   Other investment securities                             760          871
                                                        ------       ------
         Total interest income                           7,325        7,636
                                                        ------       ------
INTEREST EXPENSE:
   Savings deposits                                      3,864        3,862
   FHLB advances and other borrowings                      513          830
                                                        ------       ------
         Total interest expense                          4,377        4,692
                                                        ------       ------
NET INTEREST INCOME BEFORE PROVISION
   FOR LOAN LOSSES                                       2,948        2,944
PROVISION FOR LOAN LOSSES                                  109          123
                                                        ------       ------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                       2,839        2,821
                                                        ------       ------
NONINTEREST INCOME:
   Loss on sale of investment securities                   (17)           -
   Gain on sale of real estate owned                         9            -
   Commissions from sales of noninsured products           123           87
   Customer service charges                                171          126
   Income from loan servicing                               46           59
   Other income                                             68           39
                                                        ------       ------
         Total noninterest income                          400          311
                                                        ------       ------
GENERAL AND ADMINISTRATIVE EXPENSE:
   Compensation and employee benefits                    1,172        1,060
   Occupancy and equipment                                 276          259
   Deposit insurance premiums                               22           50
   Data processing fees                                    183          168
   Legal and accounting expenses                            96          108
   Stationery, telephone and office expenses               107          130
   Advertising and promotion                                60           66
   Amortization of core deposit premiums                   179          207
   Other expenses                                          345          289
                                                        ------       ------
         Total general and administrative expense        2,440        2,337
                                                        ------       ------
INCOME BEFORE INCOME TAX EXPENSE                           799          795

INCOME TAX EXPENSE                                         360          324
                                                        ------       ------
NET INCOME                                              $  439       $  471
                                                        ======       ======
BASIC EARNINGS PER SHARE                                $  .15       $  .15
                                                        ======       ======
DILUTED EARNINGS PER SHARE                              $  .14       $  .15
                                                        ======       ======
CASH DIVIDENDS PER SHARE                                $  .07       $  .05
                                                        ======       ======

See notes to condensed consolidated financial statements.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 1998 (Dollar amounts in thousands)
--------------------------------------------------------------------------------

                                                                                             Accumulated
                          Common Stock      Additional                                          Other
                       ------------------     Paid-in    Acquired     Treasury   Retained   Comprehensive             Comprehensive
                       Shares(1)   Amount     Capital     by ESOP     Stock(2)   Earnings       Income       Total       Income
                       ---------   ------   ----------   --------     --------   --------   -------------   -------   -------------
Balance at
  December 31, 1997    3,229,679     $36      $27,270     $(1,610)    $(4,642)    $26,741        $138       $47,933

Purchase of
  treasury stock         (70,000)                                      (1,374)                               (1,374)

Options exercised
  using treasury stock     6,535                                           80           3                        83

Dividends paid                                                                       (226)                     (226)

Earned ESOP shares                                 87          58                                               145

Comprehensive income:
  Net earnings                                                                        439                       439        $439
  Change in unrealized
    gains on securities
    available for sale                                                                             71            71          71
  Reclassification
    adjustment for losses
    included in income                                                                             13            13          13
                       --------------------------------------------------------------------------------------------   -------------
Balance at
  March 31, 1998       3,166,214     $36      $27,357      (1,552)    $(5,936)    $26,957        $222       $47,084        $523
                       ============================================================================================================

(1) The number of shares of common stock includes 287,500 shares which are pledged as security for a loan to the Bank's ESOP. Shares earned at March 31, 1998 and December 31, 1997 were 93,438 and 86,250, respectively.
(2) The Company held 427,536 shares of repurchased Company common stock as of March 31, 1998 and 364,071 as of December 31, 1997.

See notes to condensed consolidated financial statements.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (Unaudited) (Dollars in thousands)
--------------------------------------------------------------------------------
                                                          Three Months Ended
                                                               March 31,
                                                          ------------------
                                                            1998      1997
                                                          --------  --------
OPERATING ACTIVITIES:

  Net income                                              $    439   $   471
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation and amortization of premises
      and equipment                                            115       105
    Amortization of core deposit premiums                      179       207
    Amortization of purchase premiums, net of discounts        243        84
    Loan origination fees deferred, net                         51        49
    Amortization of deferred loan fees                         (93)      (47)
    Provision for loan losses                                  109       123
    Compensation expense related to ESOP shares released       145        93
    Loss on sale of investment securities                       17         -
    Gain on sale of real estate owned                           (9)        -
    Losses on sale of fixed assets                               7         -
    Charge-offs on loans receivable, net of recoveries           2         -
    Originations of loans held for sale                     (2,913)     (294)
    Proceeds from sales of loans originated for sale         2,771       424
    Change in income taxes payable and deferred
      income taxes                                             250       352
    Change in other assets                                  (1,817)      268
    Change in interest receivable                             (400)     (527)
    Change in accounts payable and other liabilities          (327)      (24)
                                                           -------    ------
      Net cash (used in) provided by operating activities   (1,231)    1,284
                                                           -------    ------
INVESTING ACTIVITIES:

   Loans originated for the portfolio, net                 (19,688)   (6,824)
   Purchases of loans receivable                            (5,471)        -
   Principal payments on loans receivable                   18,583     5,493
   Principal paydowns on mortgage-backed securities          4,266     3,731
   Purchases of investment securities available for sale    (5,000)        -
   Proceeds from sales of investment securities available
     for sale                                                4,971         -
   Proceeds from maturities of investment securities         8,245     2,000
   Purchases of FHLB stock                                     (50)      (62)
   Purchases of premises and equipment, net                 (1,191)     (164)
                                                           -------   -------
     Net cash provided by investing activities               4,665     4,174
                                                           -------   -------

                                  -continued-

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (Unaudited) (Dollars in thousands)
--------------------------------------------------------------------------------
                                                          Three Months Ended
                                                               March 31,
                                                          ------------------
                                                            1998      1997
                                                          --------  --------
FINANCING ACTIVITIES:

  Net increase (decrease) in savings deposits             $  6,170  $   (857)
  Repayments of Federal Home Loan Bank advances, net       (10,000)   (2,400)
  Repayments of reverse repurchase agreements, net             (10)        -
  Cash dividends paid to stockholders                         (226)     (164)
  Purchases of treasury stock, net                          (1,290)       19
                                                          --------  --------
    Net cash used in financing activities                   (5,356)   (3,402)
                                                          --------  --------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                               (1,922)    2,056

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            13,514     4,978
                                                          --------  --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $ 11,592  $  7,034
                                                          ========  ========
CASH PAID DURING THE PERIOD FOR:

   Interest on savings deposits and advances              $  4,566  $  4,685

   Income taxes                                                101         -


See notes to condensed consolidated financial statements.

                           MONTEREY BAY BANCORP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information. Accordingly, the adequacy of the disclosure contained herein has been determined with the presumption that the users of these interim financial statements have read or have access to the Annual Report on Form 10-K of Monterey Bay Bancorp, Inc. (the "Company") for the year ended December 31, 1997. Only material changes in financial condition and results of operations are discussed in the remainder of Part I of this Quarterly Report.

         In the opinion of the management of the Company and its subsidiary, Monterey Bay Bank (the "Bank"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company's consolidated financial condition at March 31, 1998 and December 31, 1997, the results of its operations for the three months ended March 31, 1998 and 1997, and its cash flows for the three months ended March 31, 1998 and 1997. All significant intercompany balances and transactions have been eliminated in consolidation. Results of operations for any interim period are not necessarily indicative of the operating results that may be expected for any other interim period or for the entire year.

         Effective December 1997, the Company adopted SFAS No. 128, "Earnings per Share," which superseded APB No. 15, "Earnings per Share." SFAS 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock (i.e. securities such as options, warrants, convertible securities, or contingent stock agreements). The statement replaces the presentation of primary earnings per share with a presentation of basic earnings per share and requires dual presentation of basic and diluted earnings per share on the face of the income statement. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all presented prior-period earnings per share data.

         In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." This statement establishes standards for disclosing information about an entity's capital structure. It supersedes specific disclosure requirements of APB SFAS No. 47, "Disclosure of Long-Term Obligations," and consolidates them in this statement for ease of retrieval and for greater visibility to nonpublic entities. SFAS 129 is effective for financial statements issued for periods ending after December 15, 1997. It contains no changes in disclosure requirements for entities that were previously subject to the requirements of Opinions No. 10 and No. 15 and SFAS No. 47, and therefore is not expected to have a significant impact on the consolidated financial condition or results of operations of the Company.

         Effective January 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements does not impact the Company's consolidated financial position, results of operations or cash flows, and any effect is limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997.

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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

         Monterey Bay Bancorp, Inc. (the "Company") is a savings and loan holding company incorporated in 1994 under the laws of the State of Delaware. The Company was organized as the holding company for Monterey Bay Bank ("the Bank") in connection with the Bank's conversion from the mutual to stock form of ownership. On February 14, 1995, the Company issued and sold 3,593,750 shares of its common stock at an issuance price of $8.00 per share to complete the conversion. Net proceeds to the Company were $27.1 million, including shares purchased by the employee stock ownership plan, after deduction of conversion expenses and underwriting fees of $1.6 million. The Company used $13.5 million of the net proceeds to acquire all of the stock of the Bank. The Bank owns a subsidiary, Portola Investment Corporation ("Portola"), which sells insurance and brokerage services.

         The Company's primary business is providing conveniently located deposit facilities to attract checking, money market, savings and certificate of deposit accounts, and investing such deposits and other available funds in mortgage loans secured by one-to-four family residences and, to a lesser extent, construction, commercial real estate, and business loans. The Bank's deposit gathering and lending markets are primarily concentrated in the communities surrounding its full service offices located in Santa Cruz, Monterey, and Santa Clara counties, in California. At March 31, 1998, the Bank had seven full service offices and one real estate loan office.

Safe Harbor Statement for Forward-Looking Statements
----------------------------------------------------

         This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

Overview
--------

         The Company reported net income of $439,000, or $0.15 per basic share, for the three months ended March 31, 1998, compared to $471,000, or $0.15 per basic share, reported for the same period last year. Diluted earnings per share were $0.14 for the first quarter of 1998, compared to $0.15 a year ago. The reduction in net income was the result of decreased interest income, higher general and administrative expenses, and an increase in the Company's effective tax rate, partially offset by a decrease in interest expense and higher noninterest income, for the quarter ended March 31, 1998 compared to the similar period in 1997.

         The most significant component of the Company's revenue is net interest income, which represents the difference between interest income, primarily from loans, mortgage-backed securities, and the investment portfolio, and interest expense, primarily on deposits and borrowings. The Company's net interest income and net interest margin, which is defined as net interest income divided by average interest-earning assets, are affected by its asset growth and quality, its asset and liability composition, and the general interest rate environment.

         Service charges, mortgage loan servicing fees, and commissions from the sale of insurance products and investments through Portola also have significant effects on the Company's results of operations. General and administrative expenses consist primarily of employee compensation, occupancy expenses, federal deposit insurance premiums, data processing fees and other operating expenses. The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies, and actions of regulatory agencies.

         Recently, the Company has focused its efforts on becoming more like a community-based retail bank by increasing its commercial real estate, construction, and business lending activities. As part of its growth strategy, on April 17, 1998, the Company completed the assumption of approximately $29 million of deposit liabilities from a Santa Cruz-based federal savings bank, in exchange for an approximately equal amount of loan assets. In May of 1998, the Company opened a new full service bank branch in Felton, California, in a leased facility formerly occupied by Coast Federal Savings. The Company intends to continue to pursue a growth strategy by focusing on internal growth as well as external acquisition opportunities.

         Implementation of the Company's strategic decision to transition from a traditional saving institution to a community banking orientation resulted in an increase, during 1997, in general and administrative expenses. Such costs are expected to continue as the Company further expands its branch locations, product lines, and services. The planned benefits of this transition, increased net interest margin and fee income, are expected to lag behind the increase in expenditures.

         Net interest income before provision for loan losses was $2.9 million for the three months ended March 31, 1998, unchanged from the amount recorded for the three months ended March 31, 1997. For the quarter ended March 31, 1998, the average outstanding balance of interest-earning assets, as well as interest-bearing liabilities, declined compared to the similar period a year ago. The Company's net interest margin increased to 3.03% for the quarter ended March 31, 1998, from 2.90% for the quarter ended March 31, 1997.

Interest Income
---------------

         For the quarter ended March 31, 1998, total interest income declined by 4.1% to $7.3 million, from $7.6 million in the first quarter of 1997. Interest income on mortgage-backed securities decreased by 44.9% to $1.1 million for the quarter ended March 31, 1998, from $2.1 million for the quarter ended March 31, 1997. This decline was primarily due to a decrease in the average outstanding balance of mortgage-backed securities in the first quarter of 1998, compared to the similar period a year ago, as a result of high prepayments and sales of mortgage-backed securities during the previous year. The Company experienced unusually high prepayments on its mortgage-backed securities and loans during the first quarter of 1998, primarily as the result of consumer refinancing in the current lower market interest rate environment. The decrease in interest income on mortgage-backed securities was partially offset by an increase of 15.7% in interest income on loans receivable, to $5.4 million for the first quarter of 1998, from $4.7 million a year ago, primarily due to growth in the Company's mortgage loan portfolio. During 1997, the Company sold long-duration mortgage-backed securities and reinvested the proceeds into higher-yielding in-market loans as part of its long-term strategic goal to increase the net interest margin through the origination and retention of variable-rate consumer, business, construction and commercial real estate loans which generally have higher yields than residential permanent loans.

         The weighted average yield on interest earning assets was 7.52% for the three months ended March 31, 1998, unchanged from the previous year. The yield earned on loans receivable increased to 8.07% for the three months ended March 31, 1998, compared to 7.93% for the same period a year ago, primarily due to the origination of higher yielding construction and commercial real estate loans. The yield earned on mortgage-backed securities decreased to 6.66% for the first quarter of 1998, compared to 7.26% for the same period a year ago, due to unusually high prepayments and a corresponding increase in premium amortization during the period.

         Interest expense declined to $4.4 million for the quarter ended March 31, 1998, compared to $4.7 million for the quarter ended March 31, 1997. The decrease in interest expense was primarily due to a reduction in the average outstanding balance of borrowings. In addition, the Company's weighted average cost of interest-bearing liabilities decreased to 4.98% for the three months ended March 31, 1998, from 5.07% for the three months ended March 31, 1997, due to a decrease in the weighted average cost of deposit liabilities. The weighted average cost of deposits was 4.86% for the three months ended March 31, 1998, compared to 4.92% for the corresponding period a year ago.

         The changes in net interest income for the three months ended March 31, 1998 compared with the corresponding periods in 1997 are analyzed in the following table. The table shows the changes by major component, setting forth changes attributable to changes in volume, changes attributable to changes in interest rates and the net effect of both (in thousands):

                                                 Three Months Ended March 31,
                                                   1998 Compared with 1997
                                                     Increase (Decrease)
                                                 ----------------------------
                                                 Volume      Rate        Net
                                                 ------      ----        ---
Interest income:
   Loans                                          $ 644      $  91      $ 735
   Mortgage-backed securities                      (831)      (104)      (935)
   Investment securities                            (79)       (32)      (111)
                                                  -----      -----      -----
                                                   (266)       (45)      (311)
                                                  -----      -----      -----
Interest expense:
   On customer deposits                              (4)         6          2
   On borrowings                                   (346)        29       (317)
                                                  -----      -----      -----
                                                   (350)        35       (315)
                                                  -----      -----      -----
Change in net interest income                     $  84      $ (80)     $   4
                                                  =====      =====      =====

         Average assets and liabilities together with average interest rates earned and paid for the three months ended March 31, 1998 and 1997 are summarized as follows (dollars in millions):

                                               Three Months Ended March 31,
                                             --------------------------------
                                                  1998              1997
                                             ---------------  ---------------
                                             Average  Yield/  Average  Yield/
                                             Balance   Rate   Balance   Rate
                                             -------  ------  -------  ------
Interest earning assets:
  Loans                                        $268    8.07%    $236    7.93%
  Mortgage-backed securities                     69    6.66      115    7.26
  Investment securities                          53    5.86       55    6.30
                                               ----             ----
    Total interest earning assets               390    7.52      406    7.52
Noninterest earning assets                       16               17
                                               ----             ----
    Total assets                               $406             $423
                                               ====             ====
Interest bearing liabilities:
  Deposits                                     $323    4.86%    $318    4.92%
  Borrowings                                     34    6.12       58    5.89
                                               ----             ----
    Total interest bearing liabilities          357    4.98      376    5.07
Noninterest bearing liabilities                   2                2
Stockholders' equity                             47               45
                                               ----             ----
    Total liabilities and stockholders'
      equity                                   $406             $423
                                               ====             ====
Net interest rate spread                               2.54%            2.46%
Net interest margin                                    3.03%            2.90%
Ratio of interest bearing assets to
  interest bearing liabilities                          109%             108%


Provision for Loan Losses
-------------------------

         The allowance for loan losses is maintained at a level considered appropriate by management and is based on an ongoing assessment of the risks inherent in the loan portfolio. The allowance is increased by the provision for estimated loan losses, which is charged against operations, and is decreased by the amount of net loans charged off during the period. In evaluating the adequacy of the allowance for loan losses, management incorporates such factors as collateral value, portfolio composition and concentration, and trends in local and national economic conditions and the related impact on the financial strength of the Company's borrowers. (See "-Asset Quality.")

         For the quarter ended March 31, 1998, the provision for loan losses was $109,000, compared to $123,000 for the similar quarter a year ago. The provision resulted in a total allowance for loan losses of $1,830,000, or .67% of loans receivable, at March 31, 1998, compared to an allowance for loan losses of $1,434,000, or .61% of loans receivable, at March 31, 1997. Nonperforming loans totaled $752,000, or .28% of loans receivable, at March 31, 1998, compared to $1.2 million, or .50% of loans receivable, a year earlier.

Noninterest Income
------------------

         Noninterest income increased by 28.6% to $400,000 for the quarter ended March 31, 1998, compared to $311,000 for the quarter ended March 31, 1997. The Company recorded commission income from the sales of noninsured products of $123,000 for the three months ended March 31, 1998, compared to $87,000 for the similar period a year ago. The increase in commission income reflects the Company's implementation of a strategic plan to increase sales of insurance and investment products, which included the purchase of the assets of an investment firm during 1997.

For the three months ended March 31, 1998, customer service charges amounted to $171,000, compared to $126,000 for the three months ended March 31, 1997. The increase in customer service charge revenue reflects a larger customer base and continuing growth in the number of customer checking accounts, resulting primarily from an active marketing campaign to increase the Company's outstanding balances of transaction-related customer deposit accounts.

         Loan servicing income was $46,000 and $59,000, respectively, for the three months ended March 31, 1998 and 1997. The outstanding principal balance of mortgage loans serviced for others was $46.6 million at March 31, 1998, compared to $60.1 million at March 31, 1997. From time to time, depending upon its asset and liability strategy, the Company converts a portion of its mortgages into FHLMC or FNMA mortgage-backed securities. These conversions provide increased liquidity because the mortgage-backed securities are typically more readily marketable than the underlying loans and because they can be used as collateral for borrowings. At March 31, 1998, the Company had entered into an agreement with FNMA to convert approximately $48.0 million of its fixed rate residential loans into mortgage-backed securities.

General and Administrative Expenses
-----------------------------------

         General and administrative expenses were $2.4 million for the first quarter of 1998, compared to $2.3 million for the similar period in 1997. The increase in 1998 was primarily attributable to higher compensation and employee benefits, as new employees were hired to support the Company's expansion into the new branch locations, and to support the Company's new product lines and services.

COMPARISON OF CHANGES IN FINANCIAL CONDITION

         Total assets of the Company were $403.1 million at March 31, 1998, compared to $408.1 million at December 31, 1997, a decline of $5.0 million, or 1.2%.

         Mortgage-backed securities and investment securities decreased by $12.5 million, or 11.2%, during the three months ended March 31, 1998. These decreases were partially offset by an increase of $6.4 million, or 2.4%, in loans receivable during the same period. During the three months ended March 31, 1998, the Company sold $5.0 million of investment securities and utilized the proceeds, along with principal payments received on mortgage-backed securities and loans receivable, to fund the growth of the Company's mortgage loan portfolio and to pay down short-term FHLB advances.

         Loans receivable held for investment were $270.1 million at March 31, 1998, compared to $263.8 million at December 31, 1997. Residential real estate loans continue to represent the largest category in the loan portfolio. At March 31, 1998, total one- to four-family and multifamily residential real estate loans were $223.1 million, or 82% of loans receivable, compared to $228.0 million, or 86% of total loans, at December 31, 1997. The Company originated $15.1 million and $7.6 million, respectively, of portfolio loans during the three months ended March 31, 1998 and 1997, of which 42% and 50%, respectively, were collateralized by one- to four-family residential real estate. The Company engages in nonresidential real estate lending which includes commercial mortgage loans and construction loans secured by deeds of trust. At March 31, 1998, the Company's commercial real estate loan portfolio was $20.9 million, or 7.7% of the loan portfolio. Construction loans are made primarily to residential builders and to commercial property developers. At March 31, 1998, the Company had $45.2 million of construction loans, of which $21.4 million, or 47%, had not yet been disbursed. Net construction loans totaled $23.8 million at March 31, 1998.

         During the three months ended March 31, 1998, the Company's liabilities decreased by $4.1 million to $356.1 million, from $360.2 million at December 31, 1997. The decrease in liabilities was attributable to a decrease of $10.0 million, or 26.7%, in borrowings, from $37.5 million at December 31, 1997 to $27.5 million at March 31, 1998. The Company utilized a portion of the cash proceeds from reductions in the investment securities portfolio to pay down short-term FHLB advances during the first quarter of 1998, as part of its asset and liability management objectives. Savings deposits were $326.7 million at March 31, 1998, compared to $320.6 million at December 31, 1997. The $6.2 million, or 1.9%, increase in deposits was due to growth of $3.4 million in low-cost transaction accounts (consisting of checking, statement savings, and money market accounts) and net increases of $2.8 million in certificate of deposit accounts.

         At March 31, 1998, shareholders' equity was $47.1 million, compared to $47.9 million at December 31, 1997. Equity was reduced during the first quarter as a result of stock repurchases by the Company totaling $1.4 million, and by the payment of cash dividends totaling $226,000, or $.07 per share, on the Company's outstanding common stock. Offsetting these reductions were increases in equity resulting from first quarter net income, an increase in earned ESOP shares, and a net increase in unrealized gains on securities available for sale. Tangible book value per share of Monterey Bay Bancorp, Inc. common stock was $14.84 at March 31, 1998, compared to $14.76 at December 31, 1997.

Interest Rate Sensitivity and Market Risk Analysis
--------------------------------------------------

         Market risk is the risk of losses resulting from adverse changes in market pricing and rates. The Company's market risk is primarily interest rate risk associated with its lending, deposit and borrowing functions. Interest rate risk arises when interest rates on assets change in a different time period or in a different proportion from that of liabilities. Management actively monitors its interest rate sensitivity position with the primary objective of prudently structuring the balance sheet so that movements of interest rates on assets and liabilities are highly correlated and produce reasonable net interest margin even in periods of volatile interest rates. Interest rate risk is considered by management to be the Company's most significant market risk in terms of potential for material impact upon the Company's financial position and results of operations. In the normal course of business, the Company is not exposed to other types of market risk such as risk associated with commodity prices or foreign currencies.

         Management seeks to manage its asset and liability portfolios to help reduce any adverse impact on its net interest income caused by fluctuating interest rates. A key objective of asset/liability management is to manage interest rate risk associated with changing asset and liability cash flows and market interest rate movements. Interest rate risk occurs when interest rate sensitive assets and liabilities do not reprice simultaneously and in equal volumes. The Company's asset/liability committee provides oversight to the interest rate risk management process and recommends policy guidelines regarding exposure to interest rates for approval by the Board of Directors. Adherence to these policies is monitored on an ongoing basis, and decisions related to the management of interest rate exposure due to changes in balance sheet structure and/or market interest rates are made when appropriate and agreed to by this committee.

         The Company manages interest rate risk principally through emphasizing the origination of adjustable rate loans and short or intermediate term fixed rate loans and the matching of these assets with short and intermediate term certificates of deposits and adjustable rate borrowings. The Company's monitoring activities related to managing interest rate risk include both interest rate sensitivity "gap" analysis and the use of a simulation model. While gap analysis provides a picture of the interest rate risk embedded in the balance sheet, it provides only a static view of interest rate sensitivity at a specific point in time and does not measure the potential volatility in forecasted results relating to changes in market interest rates over time. Accordingly, the Company combines the use of gap analysis with use of a simulation model which provides a dynamic assessment of interest rate sensitivity. The simulation model is designed to enable the Company to generate a forecast of net interest income and market value of equity given various interest rate forecasts and alternative strategies. The model is also designed to measure the anticipated impact that prepayment risk, basis risk, customer maturity preferences, volumes of new business and changes in the relationship between long- and short-term interest rates have on the performance of the Company.

         Interest rate sensitivity estimated by management, as measured by the change in the market value of equity as a percentage of the present value of assets if interest rate levels were to increase by 2%, was negative 3.11% at December 31, 1997 and approximately unchanged from that level at March 31, 1998, indicating that the Company is vulnerable to increases in interest rates. Management continues to pursue strategies to reduce the impact of changes in interest rates on its market value of equity, primarily by shortening asset maturities and lengthening maturities of interest-bearing liabilities, when possible, and by originating and retaining variable-rate consumer, business, construction and commercial real estate loans which generally have higher yields than permanent residential loans.

Asset Quality
-------------

         At March 31, 1998, the Company had $648,000 of nonaccrual loans past due 90 days or more, compared to $1.6 million of nonaccrual loans at December 31, 1997. The Company's nonaccrual loans are secured by one-to four-family and multi-family residences located in Northern California. At March 31, 1998, impaired loans totaled $1.1 million, compared to $1.8 million at December 31, 1997. Impaired loans at March 31, 1998 consisted of loans collateralized by one- to four-family residences, including four loans which met the definition of a troubled debt restructuring. Management does not expect any material losses in the collection of these loans.

         At March 31, 1998, the Company had $200,000 of real estate owned consisting of two residential properties acquired through foreclosure during 1997. During the first quarter of 1998, the Company sold a property acquired through foreclosure and recorded a net gain of $9,000 on the sale of real estate owned.

         To measure the quality of assets, the Company has established internal asset classification guidelines as part of its credit monitoring system for identifying and reporting problem assets and determining provisions for anticipated loan losses. The Company classifies assets it considers of questionable quality using the classification categories of substandard, doubtful, and loss. The Company's classified assets consist of foreclosed residential properties, nonperforming assets, and assets that are performing in accordance with their contractual terms but are adversely classified because they exhibit one or more well-defined weaknesses. Management monitors the Company's assets regularly, classifies any problem assets, and provides specific or general valuation allowances when necessary and appropriate.

         Total classified assets of the Company declined to $2.1 million, or 0.51% of total assets, at March 31, 1998 from $2.5 million, or .61% of assets, at December 31, 1997. At March 31, 1998, the Company had $2.1 million of assets classified as substandard and no assets classified as doubtful or loss. Substandard assets included $648,000 of loans past due 90 days or more and $1.4 million of loans with identified risk characteristics indicating the asset is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged. The largest substandard loan at March 31, 1998 was a one- to four-family residential mortgage with an outstanding principal balance of $298,000.

         All of the Company's loans are secured by real estate located within the state of California. The majority are secured by real estate in Santa Cruz, Monterey, Santa Clara, and San Benito counties; therefore, the Company's credit risk is primarily related to the economic conditions of this region.

Capital and Regulatory Standards
--------------------------------

         In connection with the insurance of its deposits by the Federal Deposit Insurance Corporation ("FDIC") and general regulatory oversight by the Office of Thrift Supervision ("OTS"), the Bank is required to maintain minimum levels of regulatory capital, including tangible, core and risk-based capital. At March 31, 1998 and December 31, 1997, the Bank was in compliance with all regulatory capital requirements. OTS prompt corrective action (PCA) regulations include five capital tiers ranging from well capitalized to critically undercapitalized. At March 31, 1998 and December 31, 1997, the Bank met the definition of a well-capitalized institution.

         The following table sets forth the amounts and ratios regarding actual and minimum tangible, core and risk-based capital requirements, together with the amounts and ratios required in order to meet the definition of a "well capitalized" institution.

                                    Minimum Capital       Well Capitalized
                                      Requirements          Requirements            Actual
                                    ----------------      ----------------     ----------------
                                    Amount     Ratio      Amount     Ratio     Amount     Ratio
                                    ------     -----      ------     -----     ------     -----
As of March 31, 1998:
   Total capital
      (to risk-weighted assets)     $18,302     8.00%     $22,877    10.00%    $39,282    17.17%
   Tier 1 capital
      (to risk-weighted assets)        N/A       N/A       13,726     6.00%     37,452    16.37%
   Core (tier 1) capital
      (to adjusted assets)           11,665     3.00%      19,441     5.00%     37,452     9.63%
   Tangible capital
      (to tangible assets)            5,832     1.50%        N/A       N/A      37,452     9.63%

                                    Minimum Capital       Well Capitalized
                                      Requirements          Requirements            Actual
                                    ----------------      ----------------     ----------------
                                    Amount     Ratio      Amount     Ratio     Amount     Ratio
                                    ------     -----      ------     -----     ------     -----
As of December 31, 1997:
   Total capital
      (to risk-weighted assets)     $17,898     8.00%     $22,372    10.00%    $38,570    17.24%
   Tier 1 capital
      (to risk-weighted assets)        N/A       N/A       13,323     6.00%     36,901    16.62%
   Core (tier 1) capital
      (to adjusted assets)           11,777     3.00%      19,629     5.00%     36,901     9.40%
   Tangible capital
      (to tangible assets)            5,888     1.50%        N/A       N/A      36,859     9.39%

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

         The regulation requires a savings institution to maintain capital in an amount equal to one-half the difference between the institution's measured interest rate risk and 2% of the market value of the institution's assets. Interest rate risk is to be measured on the market value of its assets, based on a hypothetical 200 basis point change in interest rates. The credit risk component of the risk-based capital standard will remain unchanged at 8% of risk-weighted assets. Institutions with measured interest rate risk less than or equal to 2% will not be required to maintain additional capital. If the Bank had been subject to adding an interest rate risk component to its risk-based capital standard at March 31, 1998, the Bank would have continued to substantially exceed minimum risk based capital requirements.

Liquidity
---------

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

         The Company maintains the required minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 4%. At March 31, 1998, the Company's liquidity ratio was 7.63%, compared to 8.08% at December 31, 1997. The Company's strategy generally is to maintain its liquidity ratio at or near the required minimum in order to maximize its yield on alternative investments.

Year 2000
---------

         In 1997, the Company initiated a program to ensure its computer systems and applications are compliant for the year 2000. Many existing computer programs and application software products in the marketplace were originally designed to recognize calendar years by their last two digits. As a result, the year 1999 (i.e. `99') may be the maximum date value these systems will be able to process accurately. Computer programs that can only distinguish the final two digits of the year entered are expected to read entries for the year 2000 as the year 1900 and compute payment, interest, or delinquency based on the wrong date or are expected to be unable to compute payment, interest, or delinquency.

         The Company has conducted a review and evaluation of its computer systems to identify systems and applications which could be adversely impacted by year 2000 issues, and is working with providers and software vendors to evaluate and manage the risks and costs associated with this problem. The majority of the material data processing of the Bank is provided by a third party service bureau. The service bureau has advised the Company that it expects to resolve potential problems before the year 2000. However, if the service bureau is unable to resolve these problems in a timely manner, the Company could experience significant data processing delays, mistakes, or failures.

         The Company has established a target date of December 31, 1998 to complete all identification, evaluation, and testing of system changes to achieve year 2000 compliance. Testing and conversion of existing and replacement system applications are expected to cost less than $25,000 over the next two years. The Company presently believes that with the planned modifications to existing systems and conversion to new systems, the year 2000 compliance issue will be resolved on a timely basis and will not pose significant operational problems for the Company.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         For the above-captioned information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Sensitivity and Market Risk Analysis."

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

                                       MONTEREY BAY BANCORP, INC.

Date     May 13, 1998                  By  /s/ Marshall G. Delk
     ____________________                  _______________________________
                                           Marshall G. Delk, President,
                                           Chief Operating Officer
                                             and Director

Date     May 13, 1998                  By  /s/ Deborah R. Chandler
     ____________________                  _______________________________
                                           Deborah R. Chandler,
                                           Senior Vice President
                                             Chief Financial Officer
                                             and Treasurer