Form 10-Q
period 1998-06-30
MONTEREY BAY BANCORP INC
filed 1998-08-12
CIK 930429

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                   to
                               -----------------     -----------------

                               Commission File Number 0-24842

                           MONTEREY BAY BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                                                                      77-0381362
--------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)      (I.R.S. Employer Identification No.)

36 BRENNAN STREET, WATSONVILLE, CALIFORNIA                                                         95076
--------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                      (Zip Code)

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

                           APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,923,102 shares of common stock, par value $.01 per share, were outstanding as of August 7, 1998.

                            MONTEREY BAY BANCORP, INC.
                                      INDEX

PART I. FINANCIAL INFORMATION                                            PAGE
        ---------------------                                            ----

     Item 1. Condensed Consolidated Statements of Financial Condition as of
             June 30, 1998 and December 31, 1997.........................  1

             Condensed Consolidated Statements of Operations for the
             Three and Six Months Ended June 30, 1998 and 1997...........  2

             Condensed Consolidated Statement of Stockholders' Equity for the
             Six Months Ended June 30, 1998..............................  3

             Condensed Consolidated Statements of Cash Flows for the
             Six Months Ended June 30, 1998 and 1997.....................  4

             Notes to Condensed Consolidated Financial Statements........  6

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................  8

     Item 3. Quantitative and Qualitative Disclosures About Market Risk.. 19

PART II.  OTHER INFORMATION
          -----------------

     Item 1. Legal Proceedings........................................... 20

     Item 2. Changes in Securities....................................... 20

     Item 3. Defaults Upon Senior Securities............................. 20

     Item 4. Submission of Matters to a Vote of Security Holders......... 20

     Item 5. Other Information........................................... 20

     Item 6. Exhibits and Reports on Form 8-K............................ 21

SIGNATURES............................................................... 22

ITEM 1.  FINANCIAL STATEMENTS.
-----------------------------

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 1998 (UNAUDITED) AND DECEMBER 31, 1997 (Dollars in thousands)
--------------------------------------------------------------------------------

                                                      JUNE 30,     DECEMBER 31,
                                                        1998          1997
                                                     ----------    ------------
ASSETS
Cash and due from depository institutions             $  5,968      $  7,214
Overnight deposits                                       9,255         6,300
                                                      --------      --------
      Total cash and cash equivalents                   15,223        13,514

Certificates of deposit                                      -            99
Loans held for sale, at market                           1,095           514
Securities available for sale:
   Mortgage-backed securities (amortized cost of
      $106,920 at June 30, 1998 and $70,234 at
      December 31, 1997)                               108,132        70,465
   Investment securities (amortized cost of
      $43,262 at June 30, 1998
      and $40,351 at December 31, 1997)                 43,271        40,355
Securities held to maturity:
   Mortgage-backed securities (market value of
      $117 at June 30, 1998
      and $138 at December 31, 1997)                       119           142
   Investment securities (market value of $145 at
      December 31, 1997)                                     -           145
Loans receivable held for investment (net of
   allowance for loan losses at June 30, 1998,
   $2,693; and at December 31, 1997, $1,669)           246,211       263,751
Federal Home Loan Bank stock, at cost                    3,482         3,383
Premises and equipment, net                              5,971         4,817
Accrued interest receivable                              2,773         2,339
Core deposit premiums and other intangibles, net         3,979         3,229
Real estate owned                                          193           321
Other assets                                             5,744         5,022
                                                      --------      --------

TOTAL ASSETS                                          $436,193      $408,096
                                                      ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
   Savings deposits                                   $364,954      $320,559
   Federal Home Loan Bank advances                      16,182        32,282
   Securities sold under agreements to repurchase        5,110         5,200
   Accounts payable and other liabilities                2,994         2,122
                                                      --------      --------
      Total liabilities                                389,240       360,163
                                                      --------      --------

COMMITMENTS AND CONTINGENCIES                                -             -

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 2,000,000
      shares authorized and unissued                         -             -
   Common stock, $.01 par value, 9,000,000 shares
      authorized and 3,593,750 shares issued
      (3,138,563 shares outstanding at June 30, 1998; and
      3,229,679 shares outstanding at December 31, 1997)    36            36
   Additional paid-in capital                           27,458        27,270
   Unearned shares held by employee stock ownership plan
      (186,875 at June 30, 1998; and 201,250 at
      December 31, 1997)                                (1,495)       (1,610)
   Treasury stock, at cost (455,187 shares at
      June 30, 1998; and 364,071 shares
      at December 31, 1997)                             (6,709)       (4,642)
   Retained earnings, substantially restricted          26,944        26,741
   Accumulated other comprehensive income - unrealized
      gain on securities                                   719           138
                                                      --------      --------

      Total stockholders' equity                        46,953        47,933
                                                      --------      --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $436,193      $408,096
                                                      ========      ========

See notes to condensed consolidated financial statements.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997 (UNAUDITED)
(Dollars in thousands, except per share amounts)
--------------------------------------------------------------------------------

                                    THREE MONTHS ENDED    SIX MONTHS ENDED
                                         JUNE 30,             JUNE 30,
                                    ------------------    ----------------
                                       1998     1997        1998     1997
INTEREST INCOME:
   Loans receivable                   $4,944  $4,739      $10,360 $ 9,420
   Mortgage-backed securities          1,826   1,790        2,974   3,874
   Other investment securities           777     896        1,537   1,767
                                      ------  ------      ------- -------

         Total interest income         7,547   7,425       14,871  15,061
                                      ------  ------      ------- -------

INTEREST EXPENSE:
   Savings deposits                    4,204   3,860        8,068   7,722
   FHLB advances and other borrowings    387     764          899   1,594
                                      ------  ------      ------- -------

         Total interest expense        4,591   4,624        8,967   9,316
                                      ------  ------      ------- -------

NET INTEREST INCOME BEFORE PROVISION
   FOR LOAN LOSSES                     2,956   2,801        5,904   5,745

PROVISION FOR LOAN LOSSES                496     102          605     225
                                      ------  ------      ------- -------


NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                     2,460   2,699        5,299   5,520
                                      ------  ------      ------- -------

NONINTEREST INCOME:
   Gain (Loss) on sale of investment
      securities                           -       2          (17)      2
   Gain on sale of real estate owned       -       -            9       -
   Commissions from sales of
      noninsured products                166      94          289     182
   Customer service charges              195     133          366     259
   Income from loan servicing             78      60          124     119

   Other income                           53      44          121      83
                                      ------  ------      ------- -------

         Total noninterest income        492     333          892     645
                                      ------  ------      ------- -------

GENERAL AND ADMINISTRATIVE EXPENSE:
   Compensation and employee benefits  1,341   1,095        2,513   2,154
   Occupancy and equipment               291     269          567     527
   Deposit insurance premiums             40      63           62     113
   Data processing fees                  200     173          383     341
   Legal and accounting expenses         322     122          418     230
   Stationery, telephone and office
      expenses                           143     138          251     268
   Advertising and promotion             102      70          162     136
   Amortization of core deposit
      premiums                           168     209          346     416
   Other expenses                        379     262          725     553
                                      ------  ------      ------- -------

         Total general and
            administrative expense     2,986   2,401        5,427   4,738
                                      ------  ------      ------- -------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE  (34)    631          764   1,427


INCOME TAX EXPENSE                        31     256          391     581
                                      ------  ------      ------- -------

NET INCOME (LOSS)                     $  (65) $  375      $   373 $   846
                                      ======  ======      ======= =======

BASIC EARNINGS (LOSS) PER SHARE       $(0.02) $  .12      $   .13 $   .27
                                      ======  ======      ======= =======

DILUTED EARNINGS (LOSS) PER SHARE     $(0.02) $  .12      $   .12 $   .27
                                      ======  ======      ======= =======

CASH DIVIDENDS PER SHARE              $    -  $    -      $   .07 $   .05
                                      ======  ======      ======= =======


See notes to condensed consolidated financial statements.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 1998 (Dollar amounts in thousands)
--------------------------------------------------------------------------------


                                                                                   Accumulated
                         Common Stock   Additional                                     Other
                       -----------------  Paid-In  Acquired  Treasury    Retained  Comprehensive            Comprehensive
                       Shares(1)  Amount  Capital   by ESOP   Stock(2)   Earnings     Income       Total       Income
                       ---------  ------  -------  --------  ---------   --------     ------       -----       ------
 Balance at
    December 31, 1997  3,229,679    $36   $27,270   $(1,610)  $(4,642)   $26,741       $138       $47,933
 Purchase of
    treasury stock      (113,745)                              (2,344)                             (2,344)
 Options exercised
    using treasury stock  22,629                                  277         56                      333
 Dividends paid                                                             (226)                    (226)
 Earned ESOP shares                           188       115                                           303

 Comprehensive income:
    Net earnings                                                             373                      373      $373
    Change in unrealized
       gains on securities
       available for sale                                                               568           568       568
    Reclassification
       adjustment for losses
       included in income                                                                13            13        13
                       ----------------------------------------------------------------------------------      ----
 Balance at
    June 30, 1998      3,138,563    $36   $27,458   $(1,495)  $(6,709)   $26,944       $719       $46,953      $954
                       ==================================================================================      ====


(1) The number of shares of common stock includes 287,500 shares which are pledged as security for a loan to the Bank's ESOP. Shares earned at June 30, 1998 and December 31, 1997 were 100,625 and 86,250, respectively.
(2) The Company held 455,187 shares of repurchased Company common stock as of June 30, 1998 and 364,071 as of December 31, 1997.


See notes to condensed consolidated financial statements.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1998 AND 1997 (Unaudited) (Dollars in thousands)
--------------------------------------------------------------------------------

                                                                       SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                      -------------------
                                                                        1998       1997
                                                                      --------   --------
OPERATING ACTIVITIES:
   Net income                                                       $    373   $    846
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization of premises and equipment            227        212
      Amortization of core deposit premiums                              346        416
      Amortization of purchase premiums, net of discounts                543        238
      Loan origination fees deferred, net                                (86)       182
      Amortization of deferred loan fees                                (147)       (88)
      Provision for loan losses                                          605        225
      Compensation expense related to ESOP shares released               304        185
      Unrealized loss on sale of investment securities, net of taxes     581          -
      Loss on sale of investment securities                               17         (2)
      Gain on sale of real estate owned                                   (9)         -
      Losses on sale of fixed assets                                       8          -
      Charge-offs on loans receivable, net of recoveries                   3        (10)
      Originations of loans held for sale                             (5,888)      (897)
      Proceeds from sales of loans originated for sale                 5,307        791
      Change in income taxes payable and deferred income taxes             3       (110)
      Change in other assets                                            (182)      (115)
      Change in interest receivable                                     (434)        65
      Change in accounts payable and other liabilities                   466        667
                                                                    --------   --------
         Net cash provided by operating activities                     2,037      2,605
                                                                    --------   --------

INVESTING ACTIVITIES:
   Loans originated for the portfolio, net                           (46,101)   (19,760)
   Mortgage-backed securities acquired in exchange for
      securitized loans                                               48,370          -
   Purchases of loans receivable                                     (32,099)   (14,661)
   Principal payments on loans receivable                             46,708     13,871
   Principal paydowns on mortgage-backed securities                   10,785      7,916
   Unrealized gain on securities                                        (987)         -
   Purchases of investment securities available for sale             (63,701)         -
   Proceeds from sales of investment securities available for sale     4,971     24,722
   Proceeds from maturities of investment securities                   8,245      3,109
   Decreases in certificates of deposit                                   99          -
   Purchases of FHLB stock                                               (99)     1,763
   Purchases of premises and equipment, net                           (1,390)      (241)
                                                                    --------   --------
      Net cash (used in) provided by investing activities            (25,199)    16,719
                                                                    --------   --------


                                  -continued-

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1998 AND 1997 (Unaudited) (Dollars in thousands)
--------------------------------------------------------------------------------

                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,
                                                                 ---------------------
                                                                   1998        1997
                                                                 ---------   ---------
FINANCING ACTIVITIES:
   Net increase  in savings deposits                              $ 14,745    $    377
   Assumption of savings deposits, net of core deposit premiums     28,554           -
   Purchase of investment company assets                                           (86)
   Repayments of Federal Home Loan Bank advances, net              (16,100)    (15,025)
   Repayments of reverse repurchase agreements, net                    (90)          -
   Cash dividends paid to stockholders                                (226)       (162)
   Purchases of treasury stock, net                                 (2,012)        (22)
                                                                  --------    --------

      Net cash provided by (used in) financing activities           24,871     (14,918)
                                                                  --------    --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                            1,709       4,405

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    13,514       4,978
                                                                  --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 15,223    $  9,383
                                                                  ========    ========
CASH PAID DURING THE PERIOD FOR:
   Interest on savings deposits and advances                      $  9,217    $  9,245
   Income taxes                                                        719         740

NONCASH INVESTING ACTIVITIES:
   Mortgage-backed securities acquired in exchange for securitized
      loans, net of deferred fees                                   47,703           -

   Real estate acquired in settlement of loans                           -         395



See notes to condensed consolidated financial statements.

                           MONTEREY BAY BANCORP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998

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

        In the opinion of the management of the Company and its subsidiary, Monterey Bay Bank (the "Bank"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company's consolidated financial condition at June 30, 1998 and December 31, 1997, the results of its operations for the six months ended June 30, 1998 and 1997, and its cash flows for the six months ended June 30, 1998 and 1997. All significant intercompany balances and transactions have been eliminated in consolidation. Results of operations for any interim period are not necessarily indicative of the operating results that may be expected for any other interim period or for the entire year.

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

        The Company's primary business is providing conveniently located deposit facilities to attract checking, money market, savings and certificate of deposit accounts, and investing such deposits and other available funds in mortgage loans secured by one-to-four family residences and, to a lesser extent, construction, commercial real estate, and business loans. The Bank's deposit gathering and lending markets are primarily concentrated in the communities surrounding its full service offices located in Santa Cruz, Monterey, and Santa Clara counties, in California. At June 30, 1998, the Bank had eight full service offices and one real estate loan office.

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

RESULTS OF OPERATIONS FOR THE SIX AND THREE MONTH PERIODS ENDED JUNE 30, 1998 AND 1997

Overview
--------

        The Company reported a net loss of $65,000, or $.02 per basic share, for the quarter ended June 30, 1998, compared to net income of $375,000, or $.12 basic per share, for the second quarter of 1997. Diluted loss per share was $.02 for the second quarter of 1998, compared to $.12 a year ago. Net income for the first six months of 1998 was $373,000, or $.13 per basic share, a decline from net income of $846,000, or $.27 per basic share, recorded for the first six months of 1997. Diluted earnings per share for the six month period ended June 30, 1998 was $.12 compared to $.27 for the same period in 1997.

      While net interest income before provision for loan losses and noninterest income rose in 1998 from comparable periods in 1997, these improvements were more than offset by increases in provision for loan losses and general and administrative expense. The increase in the provision for loan losses was attributable to potential losses on loans secured by properties damaged by unusually severe winter weather conditions in its market area and to a significantly lesser extent due to additional loss provisions related to increased higher risk business lending. Increases in general and administrative expense for the quarter and the six months ended June 30, 1998 reflected two non-reoccurring expenses as well as higher compensation and employee benefits. The Company's wholly owned subsidiary, Monterey Bay Bank (the "Bank"), hired staff to support the deposit growth and the expansion of its branch locations and new product lines and services. During the second quarter of 1998, the Bank opened its eighth full service branch location as well as closed on the purchase and assumption of approximately $32.0 million in loans and $28.6 million in deposits. These assumed deposits were added to an existing branch location, thereby increasing deposits to approximately $42 million in that branch.

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

        Recently, the Company has focused its efforts on becoming more like a community-based retail bank by increasing its commercial real estate, construction, and business lending activities. As part of its growth strategy, on April 17, 1998, the Company completed the assumption of approximately $28.6 million of deposit liabilities from a Santa Cruz-based federal savings bank, in exchange for an approximately equal amount of loan assets. In May of 1998, the Company opened a new full service bank branch in Felton, California, in a leased facility formerly occupied by Coast Federal Savings. The Company intends to continue to pursue a growth strategy by focusing on internal growth as well as external acquisition opportunities.

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

Interest Income
---------------

      Interest income for the quarter ended June 30, 1998, increased by 1.6% to $7.5 million, compared to $7.4 million for the second quarter of 1997. For the six months ended June 30, 1998, total interest income was $14.9 million, a decrease of 1.3% or $190,000 from the amount recorded for the first six months of 1997. The primary reason for the slight increase in interest income for the three months ended June 30, 1998 compared to the same period in 1997 is due to a $10.0 million increase in interest earning assets during the three months ended June 30, 1998. Most of the $10.0 million increase came in the form of higher yielding loans receivable and mortgage-backed securities. The primary reason for the slight decline in interest income for the six months ended June 30, 1998 compared to the same period in 1997 is a decline in both rate and volume, in the mortgage-backed and investment security portfolios. These declines resulted from an increase in prepayments on higher yielding mortgage-backed securities and early call of investment securities, both relating to the current low interest rate environment.

      The weighted average yield on interest earning assets decreased slightly to 7.39% and 7.45%, respectively, for the quarter and six months ended June 30, 1998, compared to 7.44% and 7.48%, respectively, for the similar periods in 1997. The average yield on loans receivable increased to 8.07% for both the three and six months ended June 30, 1998, compared to 7.93%, for both the three and six months ended June 30, 1997. Improvement in the yield on loans receivable was offset by a decline in the yield on the mortgage-backed and investment securities portfolio. The average yield of mortgage-backed securities declined to 6.56% and 6.60%, respectively, for the three and six months ended June 30, 1998 from 7.03% and 7.15%, respectively for the three and six months ended June 30, 1997.

      Interest expense was $4.6 million and $9.0 million, respectively for the quarter and six months ended June 30,1998, compared to $4.6 million and $9.3 million, respectively for the similar periods a year ago. The $300,000 decrease in interest expense during the six months ended June 30, 1998 from 1997 was due to a slight decline in average interest bearing liabilities dropping from $372 million for the period ended June 30, 1998 to $368 million for the same period in 1997. Another contributing factor was the decline in the weighted average rate of interest bearing liabilities dropping from 5.04% for the six month period ended June 30, 1997 to 4.92% for same period in 1998. These changes are due to a continued success in reducing higher cost borrowing and replacing them with lower cost deposit accounts. This trend continued in the quarter ended June 30, 1998 with an 11.7% increase in average deposits, increasing from $318 million for the three months ended June 30, 1997 to $338 million for the similar period in 1998.

        The changes in net interest income for the three and six months ended June 30, 1998 compared with the corresponding periods in 1997 are analyzed in the following table. The table shows the changes by major component, setting forth changes attributable to changes in volume, changes attributable to changes in interest rates and the net effect of both (in thousands):

                                          THREE MONTHS ENDED JUNE 30,
                                            1998 COMPARED WITH 1997
                                              INCREASE (DECREASE)
                                         -----------------------------
                                         VOLUME      RATE          NET
       Interest income:
           Loans                         $ 120      $  85        $ 205
           Mortgage-backed securities      166       (131)          35
           Investment securities          (102)       (17)        (119)
                                         -----      -----        -----
                                           184        (63)         121
                                         -----      -----        -----
       Interest expense:
           On customer deposits            336          7          343
           On borrowings                  (398)        21         (377)
                                         -----      -----        -----
                                           (62)        28          (34)
                                         -----      -----        -----

       Change in net interest income     $ 246      $ (91)       $ 155
                                         =====      =====        =====

                                           SIX MONTHS ENDED JUNE 30,
                                            1998 COMPARED WITH 1997
                                              INCREASE (DECREASE)
                                         -----------------------------
                                         VOLUME      RATE          NET

       Interest income:
           Loans                         $ 764      $ 175        $ 939
           Mortgage-backed securities     (649)      (251)        (900)
           Investment securities          (169)       (61)        (230)
                                         -----      -----        -----
                                           (54)      (137)        (191)
                                         -----      -----        -----
       Interest expense:
           On customer deposits            506       (161)         345
           On borrowings                  (742)        47         (695)
                                         -----      -----        -----
                                          (236)      (114)        (350)
                                         -----      -----        -----

       Change in net interest income     $ 182      $ (23)       $ 159
                                         =====      =====        =====

        Average assets and liabilities together with average interest rates earned and paid for the three and six months ended June 30, 1998 and 1997 are summarized as follows (dollars in millions):

                                                   THREE MONTHS ENDED JUNE 30,
                                               -----------------------------------
                                                      1998              1997
                                               -----------------  ----------------
                                               AVERAGE    YIELD/  AVERAGE   YIELD/
                                               BALANCE     RATE   BALANCE    RATE
                                               -------    ------  -------   ------
   Interest earning assets:
    Loans                                        $245      8.07%    $239     7.93%
    Mortgage-backed securities                    111      6.56      102     7.03
    Investment securities                          52      5.93       58     6.12
                                                 ----               ----
       Total interest earning assets              408      7.39      399     7.44
   Noninterest earning assets                      19                 18
                                                 ----               ----
    Total assets                                 $427               $417
                                                 ====               ====

   Interest bearing liabilities:
    Deposits                                     $354      4.76%    $317     4.88%
    Borrowings                                     25      6.22       52     5.90
                                                 ----               ----
       Total interest bearing liabilities         379      4.86      369     5.02
   Noninterest bearing
   liabilities                                      3                  3
   Stockholders' equity                            45                 45
                                                 ----               ----
    Total liabilities and stockholders' equity   $427               $417
                                                 ====               ====

   Net interest rate spread                                2.54%             2.42%
   Net interest margin                                     2.89%             2.81%
   Ratio of interest bearing assets to
      interest bearing liabilities                          108%              108%

                                                     SIX MONTHS ENDED JUNE 30,
                                               -----------------------------------
                                                      1998              1997
                                               -----------------  ----------------
                                               AVERAGE    YIELD/  AVERAGE   YIELD/
                                               BALANCE     RATE   BALANCE    RATE
                                               -------    ------  -------   ------
   Interest earning assets:
    Loans                                        $257      8.07%    $237     7.93%
    Mortgage-backed securities                     90      6.60      108     7.15
    Investment securities                          52      5.88       58     6.23
                                                 ----               ----
       Total interest earning assets              399      7.45      403     7.48
   Noninterest earning assets                      17                 17
                                                 ----               ----
    Total assets                                 $416               $420
                                                 ====               ====

   Interest bearing liabilities:
    Deposits                                     $338      4.81%     $318    4.90%
    Borrowings                                     29      6.15        54    5.87
                                                 ----                ----
       Total interest bearing liabilities         367      4.92       372    5.04
   Noninterest bearing liabilities                  3                   3
   Stockholders' equity                            46                  45
                                                 ----                ----
    Total liabilities and stockholders' equity   $416                $420
                                                 ====                ====

   Net interest rate spread                                2.53%             2.44%
   Net interest margin                                     2.96%             2.85%
   Ratio of interest bearing assets to
      interest bearing liabilities                          109%              108%

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

        For the quarter and six months ended June 30, 1998, the provision for loan losses was $496,000 and $605,000, respectively. The Company recorded a provision for loan losses of $102,000 for the quarter ended June 30, 1997 and $225,000 for the six months ended June 30, 1997. The Company increased its provision for loan losses largely due to an increase in higher risk forms of lending and approximately $300,000 in specific reserve additions related to two residential properties damaged during severe winter weather. At June 30, 1998, the Company's allowance for loan losses totaled $2.7 million or 1.08% of loans receivable, compared to $1.7 million or .63% of loans receivable at December 31, 1997.

Noninterest Income
------------------

      Noninterest income increased by 48% to $492,000 for the second quarter of 1998, compared to $333,000 a year ago. Noninterest income for the first six months of 1998 increased to $892,000 or 38% from $645,000 for the same period in 1997. During both the second quarter of 1998 and the first six months of 1998 increases in noninterest income were primarily due to an increase in commission income from the sale of insurance, mutual funds, and annuity products, and higher revenues from customer service charges stemming from a larger customer base and an increased number of checking accounts.

      The Company recorded commission income of $166,000 and $289,000, respectively, from the sale of insurance and investment products for the three and six months ended June 30, 1998, compared to $94,000 and $182,000, respectively, for the comparable periods in 1997. The increase in commission income reflects new management coupled with additional staff members for the subsidiary through which these products are sold since the same period in 1997.

      For the three and six months ended June 30, 1998, customer service charges amounted to $195,000 and $366,000, respectively, compared to $94,000 and $182,000 for the corresponding periods a year earlier. The increase in customer service fee income reflects continuing growth in the number of customer checking accounts resulting primarily from the continued consolidation of financial institutions in the Company's market. Additionally, during the 1998 periods, the Company began surcharging for foreign ATM usage, which contributed approximately $27,000 and $58,000 in service charges for the three and six months ended June 30, 1998.

        Loan servicing income was $78,000 and $124,000, respectively, for the three and six months ended June 30, 1998, compared to $60,000 and $119,000 for the same periods in 1997. The outstanding principal balance of mortgage loans serviced for others was $88.8 million at June 30, 1998, compared to $57.9 million at June 30, 1997. The increase in loans serviced for others is primarily due to the securitization of approximately $48.4 million of the Company's fixed rate residential loans receivable, completed April, 1998. From time to time, depending upon its asset and liability strategy, the Company converts a portion of its mortgages into FHLMC or FNMA mortgage-backed securities. These conversions provide increased liquidity because the mortgage-backed securities are typically more readily marketable than the underlying loans and because they can be used as collateral for borrowings.

General and Administrative Expenses
-----------------------------------

        General and administrative expenses were $3.0 million and $5.4 million, respectively, for the quarter and six months ended June 30, 1998, compared to $2.4 million and $4.7 million, respectively, for the similar periods in 1997. General and administrative expenses were $585,000 and $689,000 higher, respectively, for the three month period and six month period ended June 30, 1998 than for the comparable periods in 1997. The majority of the increase for both periods occurred in the second quarter of 1998 and was primarily attributable to approximately $210,000 in charges, including associated related legal costs, resulting from the settlement of two outstanding legal matters, higher compensation and employee benefits, as new employees were hired to support the Company's deposit growth and the expansion of its branch locations and new product lines and services.

COMPARISON OF CHANGES IN FINANCIAL CONDITION

        Total assets of the Company were $436.2 million at June 30, 1998, compared to $408.1 million at December 31, 1997, an increase of $28.1 million, or 6.9%.

      Mortgage-backed securities and investment securities increased by $40.6 million, or 36.7%, during the six months ended June 30, 1998. These increases were partially offset by a decrease of $17.5 million, or 6.7%, in loans receivable during the same period. During the six months ended June 30, 1998, the Company completed the securitization of approximately $48.4 million in fixed rate loans secured by residential property, thereby increasing mortgage-backed securities by an equal amount. This growth in mortgage-backed securities was partially offset by principal prepayments received on mortgage-backed securities.

      Loans receivable held for investment were $246.2 million at June 30, 1998, compared to $263.8 million at December 31, 1997. The decrease in loan receivable is primarily due to the $48.4 million in fixed rate loans securitized and the $46.7 million in principal payments received during the six month period ended June 30, 1998. This decrease was partially offset by the origination of approximately $46.1 million in loans for the portfolio and the purchase of approximately $32.0 million in loans from Commercial Pacific Bank. Residential real estate loans continue to represent the largest category in the loan portfolio. At June 30, 1998, total one-to-four family and multi-family residential real estate loans were $181.4 million, or 74.0% of loans receivable, compared to $228.0 million, or 86.0% of total loans, at December 31, 1997. The Company originated $26.4 million and $19.7 million, respectively of portfolio loans during the first quarter and second quarter of 1998. This is improved from $13.0 million and $6.8 million, respectively for the first quarter and second quarter in 1997. The growth in portfolio loan fundings was due to a low interest rate environment, which promotes loan production and the expansion of our portfolio lending into construction, commercial, multifamily, and business lending. At June 30, 1998, the Company's commercial real estate loan portfolio was $28.3 million, or 11.5% of the loan portfolio, up from $20.9 million, or 7.7% of the loan portfolio at December 31, 1997. At June 30, 1998, the Company had $45.4 million of construction loans, of which $17.4 million, or 38.0%, had not yet been disbursed. Net construction loans totaled $28.0 million or 11.4% of loans receivable at June 30, 1998. Net construction loans totaled $13.8 million or 5.2% at December 31, 1997. Construction loans are made primarily to residential builders and to commercial property developers. The remainder of the loans receivable was comprised of primarily business loans totaling $7.5 million or 3.1% of total loans receivable at June 30, 1998.

      During the six months ended June 30, 1998, the Company's liabilities increased by $29.0 million to $389.2 million, from $360.2 million at December 31, 1997. The increase in liabilities was attributable to growth in deposits of $44.4 million, which was partially offset by a $16.1 million decrease in advances from the FHLB. Growth in deposits during the six month period ended June 30, 1998 was due to the assumption of approximately $28.6 million in deposits from Commercial Pacific Bank and in market deposit growth of $14.7 million. Total savings deposits increased during the six month period ended June 30, 1998 to $365.0 million, or by 13.8% from $320.6 million at December 31, 1997. Continued emphasis has been placed on growth of low cost transaction deposit accounts. Transaction deposit accounts are other than time deposits. Transaction accounts grew from $66.9 million, or 18.3% of total deposits at December 31, 1997 to $90.7 million, or 24.8% of total deposits at June 30, 1998. Average transaction deposits at June 30, 1998 bore a weighted average interest rate of 2.53%. The decrease in FHLB advances of $16.1 million is directly attributable to the increase in deposits.

        At June 30, 1998, shareholders' equity was $47.0 million, compared to $47.9 million at December 31, 1997. Equity was reduced during the first six months as a result of stock repurchases by the Company totaling $2.1 million, and by the payment of cash dividends totaling $226,000, or $.07 per share, on the Company's outstanding common stock. Offsetting these reductions were increases in equity resulting from the first six months net income, an increase in earned ESOP shares, and a net increase in unrealized gains on securities available for sale. Tangible book value per share of Monterey Bay Bancorp, Inc. common stock was $14.56 at June 30, 1998, compared to $14.76 at December 31, 1997. The decline in tangible book value per share from December 31, 1997 is principally due to stock repurchases.

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

      Interest rate sensitivity estimated by management, as measured by the change in the market value of equity as a percentage of the present value of assets if interest rate levels were to increase by 2%, was negative 3.11% at December 31, 1997 and 2.99% at March 31, 1998, indicating that the Company is vulnerable to increases in interest rates. Management continues to pursue strategies to reduce the impact of changes in interest rates on its market value of equity, primarily by shortening asset maturities and lengthening maturities of interest-bearing liabilities, when possible, and by originating and retaining variable-rate consumer, business, construction and commercial real estate loans which generally have higher yields than permanent residential loans.

Asset Quality
-------------

      At June 30, 1998, the Company had $1.4 million of nonaccrual loans past due 90 days or more, compared to $1.6 million of nonaccrual loans at December 31, 1997. The Company's nonaccrual loans are secured by one-to four-family and multi-family residences located in Northern California. At June 30, 1998, impaired loans totaled $3.0 million, compared to $1.8 million at December 31, 1997. Impaired loans at June 30, 1998 consisted of loans collateralized by one-to-four family residences, including four loans that met the definition of a troubled debt restructuring. The increase in impaired loans is directly attributable to the purchase of approximately $32.0 million in loans from Commercial Pacific Bank, a portion of which was not performing pursuant to the loan contract. Management does not expect any material losses in the collection of these loans.

      At June 30, 1998, the Company had real estate owned totaling $193,000, consisting of two one- to four-family residential properties acquired through foreclosure in 1997.

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

        Total classified assets of the Company increased to $6.2 million, or 1.42% of total assets, at June 30, 1998 from $2.5 million, or .61% of assets, at December 31, 1997. At June 30, 1998, the Company had $6.2 million of assets classified as substandard and no assets classified as doubtful or loss. Substandard assets included $1.5 million of loans past due 90 days or more and $4.5 million of loans with identified risk characteristics indicating the asset is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged. The largest substandard loan at June 30, 1998 was a one-to-four family residential mortgage with an outstanding principal balance of $385,880.

        All of the Company's loans are secured by real estate located within the state of California. The majority are secured by real estate in Santa Cruz, Monterey, Santa Clara, and San Benito counties; therefore, the Company's credit risk is primarily related to the economic conditions of this region.

Capital and Regulatory Standards
--------------------------------

        In connection with the insurance of its deposits by the Federal Deposit Insurance Corporation ("FDIC") and general regulatory oversight by the Office of Thrift Supervision ("OTS"), the Bank is required to maintain minimum levels of regulatory capital, including tangible, core and risk-based capital. At June 30, 1998 and December 31, 1997, the Bank was in compliance with all regulatory capital requirements. OTS prompt corrective action (PCA) regulations include five capital tiers ranging from well capitalized to critically undercapitalized. At June 30, 1998 and December 31, 1997, the Bank met the definition of a well-capitalized institution.

        The following table sets forth the amounts and ratios regarding actual and minimum tangible, core and risk-based capital requirements, together with the amounts and ratios required in order to meet the definition of a "well capitalized" institution.

                                               MINIMUM CAPITAL  WELL CAPITALIZED
                                                REQUIREMENTS      REQUIREMENTS        ACTUAL
                                               ---------------  ---------------- ---------------
                                               AMOUNT  RATIO    AMOUNT   RATIO   AMOUNT    RATIO
                                               ------  -------  -------  ------  -------  ------
        AS OF JUNE 30, 1998:
           Total capital
              (to risk-weighted assets)       $18,611  8.00%   $23,264  10.00%   $35,469  15.25%
           Tier 1 capital
              (to risk-weighted assets)           N/A   N/A     13,822   6.00%    33,201  14.41%
           Core (tier 1) capital
              (to adjusted assets)             16,890  4.00%    20,914   5.00%    33,201   7.94%
           Tangible capital
              (to tangible assets)              6,274  1.50%       N/A    N/A     33,201   7.94%


                                               MINIMUM CAPITAL  WELL CAPITALIZED
                                                REQUIREMENTS      REQUIREMENTS        ACTUAL
                                               ---------------  ---------------- ---------------
                                               AMOUNT  RATIO    AMOUNT   RATIO   AMOUNT    RATIO
                                               ------  -------  -------  ------  -------  ------
        AS OF DECEMBER 31, 1997:
           Total capital
              (to risk-weighted assets)       $17,898  8.00%   $22,372  10.00%   $38,570  17.24%
           Tier 1 capital
              (to risk-weighted assets)           N/A   N/A     13,323   6.00%    36,901  16.62%
           Core (tier 1) capital
              (to adjusted assets)             11,777  3.00%    19,629   5.00%    36,901   9.40%
           Tangible capital
              (to tangible assets)              5,888   1.50%      N/A    N/A     36,859   9.39%

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

        The regulation requires a savings institution to maintain capital in an amount equal to one-half the difference between the institution's measured interest rate risk and 2% of the market value of the institution's assets. Interest rate risk is to be measured on the market value of its assets, based on a hypothetical 200 basis point change in interest rates. The credit risk component of the risk-based capital standard will remain unchanged at 8% of risk-weighted assets. Institutions with measured interest rate risk less than or equal to 2% will not be required to maintain additional capital. If the Bank had been subject to adding an interest rate risk component to its risk-based capital standard at June 30, 1998, the Bank would have continued to substantially exceed minimum risk based capital requirements.

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



        The Company maintains the required minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 4%. At June 30, 1998, the Company's liquidity ratio was 7.80%, compared to 8.08% at December 31, 1997. The Company's strategy generally is to maintain its liquidity ratio at or near the required minimum in order to maximize its yield on alternative investments.

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

        The Company has established a target date of December 31, 1998 to complete all identification, evaluation, and testing of system changes to achieve year 2000 compliance. Testing and conversion of existing and replacement system applications are expected to cost less than $50,000 over the next two years. The Company presently believes that with the planned modifications to existing systems and conversion to new systems, the year 2000 compliance issue will be resolved on a timely basis and will not pose significant operational problems for the Company.

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

           None.

Item 3. Defaults Upon Senior Securities.
        --------------------------------

           None.

Item 4. Submission of Matters to a Vote of Security Holders.
        ----------------------------------------------------

           The Company held its Annual Meeting of Shareholders on May 21, 1998. At the Annual Meeting, the Shareholders elected directors P. W. Bachan, Edward
K. Banks, Nicholas C. Biase, and Louis Resetar, Jr. to three year terms. The following directors continued in office (their remaining terms follow their names): Eugene R. Friend (two years), Donald K. Henrichsen (two years), McKenzie Moss (two years), Stephen G. Hoffmann (one year), Steven Franich (one year), Gary L. Manfre (one year), Marshall G. Delk (one year). The shareholders also ratified the appointment of Deloitte & Touche, LLP as independent auditors of the Company for the year ending December 31, 1998.

                  The vote on each matter was as follows.

           1.  For Directors
                                                                    BROKER
                                             FOR       WITHHELD    NON-VOTES
                  P. W. Bachan            1,888,875    322,997         -
                  Edward K. Banks         1,888,675    323,197         -
                  Nicholas C. Biase       2,192,838     19,034         -
                  Louis Resetar, Jr.      1,870,421    341,451         -

           2. Ratification of the appointment of Deloitte & Touche, LLP as the independent auditors for the Company

                                                                    BROKER
                                             FOR       WITHHELD    NON-VOTES
                                          1,894,667    315,589       1,616

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




                                                MONTEREY BAY BANCORP, INC.

Date August 10, 1998                            By /s/ Marshall G. Delk
                                                   ____________________
                                                   Marshall G. Delk, President,
                                                   Chief Operating Officer
                                                      and Director

Date August 10, 1998                            By /s/ Philip Safran
                                                   _________________
                                                   Philip Safran,
                                                   Vice President
                                                      and Controller

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                MONTEREY BAY BANCORP, INC.

Date August 10, 1998                            By ________________
                                                   Marshall G. Delk, President,
                                                   Chief Operating Officer
                                                      and Director

Date August 10, 1998                            By ________________
                                                   Philip Safran,
                                                   Vice President
                                                      And Controller