Form 10-Q
period 1998-09-30
MONTEREY BAY BANCORP INC
filed 1998-11-13
CIK 930429

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

                                       or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition
period from                              to
                         ----------------    ----------------


                         Commission File Number 0-24842

                           MONTEREY BAY BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                                                               77-0381362
--------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)(I.R.S. Employer Identification No.)

567 AUTO CENTER DRIVE, WATSONVILLE, CALIFORNIA                            95076
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                 (831) 768-4800
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                36 BRENNAN STREET, WATSONVILLE, CALIFORNIA 95076
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No    .
                                              ___     ___


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,741,415 shares of common stock, par value $.01 per share, were outstanding as of NOVEMBER 6, 1998.

                               MONTEREY BAY BANCORP, INC.

                                         Index

PART I.  FINANCIAL INFORMATION                                                    Page
         ---------------------                                                    ----
         Item 1. Condensed Consolidated Statements of Financial Condition as of
                 September 30, 1998 and December 31, 1997........................   1

                 Condensed Consolidated Statements of Operations for the
                 Nine Months Ended September 30, 1998 and 1997...................   2

                 Condensed Consolidated Statement of Stockholders' Equity for the
                 Nine Months Ended September 30, 1998............................   3

                 Condensed Consolidated Statements of Cash Flows for the
                 Nine Months Ended September 30, 1998 and 1997...................   4

                 Notes to Condensed Consolidated Financial Statements............   6

         Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.......................................   8

         Item 3. Quantitative and Qualitative Disclosures About Market Risk......  21


PART II. OTHER INFORMATION
         -----------------

         Item 1. Legal Proceedings...............................................  22

         Item 2. Changes in Securities...........................................  22

         Item 3. Defaults Upon Senior Securities.................................  22

         Item 4. Submission of Matters to a Vote of Security Holders.............  22

         Item 5. Other Information...............................................  22

         Item 6. Exhibits and Reports on Form 8-K................................  22


SIGNATURES.......................................................................  23

Item 1.  Financial Statements.
-----------------------------

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 1998 (UNAUDITED) AND DECEMBER 31, 1997 (Dollars in thousands)
--------------------------------------------------------------------------------

                                                      September     December
                                                         30,           31,
                                                        1998          1997
                                                      ---------     --------
ASSETS

Cash and due from depository institutions             $  7,473      $  7,214
Overnight deposits                                      25,525         6,300
                                                      --------      --------
      Total cash and cash equivalents                   32,998        13,514

Certificates of deposit                                      -            99
Loans held for sale, at market                             819           514
Securities available for sale:
   Mortgage-backed securities (amortized cost
     of $119,171 at September 30, 1998
     and $70,234 at December 31, 1997)                 120,985        70,465
   Investment securities (amortized cost
     of $37,452 at September 30, 1998
     and $40,351 at December 31, 1997)                  37,438        40,355
Securities held to maturity:
   Mortgage-backed securities (market value
     of $107 at September 30, 1998
     and $138 at December 31, 1997)                        108           142
   Investment securities (market value of
     of $145 at December 31, 1997)                           -           145
Loans receivable held for investment (net of
  allowance for loan losses at
  September 30, 1998, $2,770;
  and at December 31, 1997, $1,669)                    246,290       263,751
Federal Home Loan Bank stock, at cost                    3,533         3,383
Premises and equipment, net                              6,239         4,817
Accrued interest receivable                              3,226         2,339
Core deposit premiums and other intangibles, net         3,805         3,229
Real estate owned                                          217           321
Other assets                                             4,525         5,022
                                                      --------      --------

TOTAL ASSETS                                          $460,183      $408,096
                                                      ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Savings deposits                                    $371,166      $320,559
  Federal Home Loan Bank advances                       36,182        32,282
  Securities sold under agreements to repurchase         4,850         5,200
  Accounts payable and other liabilities                 3,344         2,122
                                                      --------      --------

      Total liabilities                                415,542       360,163
                                                      --------      --------


COMMITMENTS AND CONTINGENCIES                                -             -

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 2,000,000
    shares authorized and unissued                           -             -
  Common stock, $.01 par value, 9,000,000 shares
    authorized and 4,378,289 shares issued
    (3,741,415 shares outstanding at
    September 30, 1998; and 3,229,679 shares
    outstanding at December 31, 1997)                       36            36
  Additional paid-in capital                            27,537        27,270
  Unearned shares held by employee stock
    ownership plan (233,593 at
    September 30, 1998; and 251,562 at
    December 31, 1997)                                  (1,438)       (1,610)
  Treasury stock, at cost (636,874 shares at
    September 30, 1998; and 364,071
    shares at December 31, 1997)                        (9,741)       (4,642)
  Retained earnings, substantially restricted           27,161        26,741
  Accumulated other comprehensive income -
    unrealized gain on securities                        1,086           138
                                                      --------      --------

      Total stockholders' equity                        44,641        47,933
                                                      --------      --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $460,183      $408,096
                                                      ========      ========

See notes to condensed consolidated financial statements.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)
(Dollars in thousands, except per share amounts)
--------------------------------------------------------------------------------

                                                 Three Months           Nine Months
                                                    Ended                 Ended
                                                 September 30,         September 30,
                                               ----------------     ------------------
                                                 1998     1997       1998      1997
INTEREST INCOME:
  Loans receivable                              $5,127   $5,087     $15,487   $14,507
  Mortgage-backed securities                     1,793    1,376       4,767     5,251
  Other investment securities                      829      823       2,365     2,590
                                                ------   ------     -------   -------

     Total interest income                       7,749    7,286      22,619    22,348
                                                ------   ------     -------   -------

INTEREST EXPENSE:
  Savings deposits                               4,324    3,895      12,391    11,617
  FHLB advances and other borrowings               297      664       1,196     2,258
                                                ------   ------     -------   -------

     Total interest expense                      4,621    4,559      13,587    13,875
                                                ------   ------     -------   -------

NET INTEREST INCOME BEFORE PROVISION
  FOR LOAN LOSSES                                3,128    2,727       9,032     8,473

PROVISION FOR LOAN LOSSES                           77       90         682       315
                                                ------   ------     -------   -------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                3,051    2,637       8,350     8,158
                                                ------   ------     -------   -------

NONINTEREST INCOME:
  Gain  on sale of investment securities            31      170          14       172
  Gain (Loss) on sale of real estate owned           3       (6)         12        (6)
  Commissions from sales of noninsured products    126       58         415       240
  Customer service charges                         220      181         585       440
  Income from loan servicing                        58       56         182       174
  Other income                                      60       47         182       131
                                                ------   ------     -------   -------

     Total noninterest income                      498      506       1,390     1,151
                                                ------   ------     -------   -------

GENERAL AND ADMINISTRATIVE EXPENSE:
  Compensation and employee benefits             1,275    1,024       3,788     3,178
  Occupancy and equipment                          250      271         816       799
  Deposit insurance premiums                        36       60          99       173
  Data processing fees                             224      168         607       509
  Legal and accounting expenses                     64       86         482       317
  Stationery, telephone and office expenses        149      109         400       377
  Advertising and promotion                        116       50         279       186
  Amortization of core deposit premiums            174      211         521       627
  Other expenses                                   430      297       1,153       850
                                                ------   ------     -------   -------

     Total general and administrative expense    2,718    2,276       8,145     7,016
                                                ------   ------     -------   -------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE            831      867       1,595     2,293

INCOME TAX EXPENSE                                 371      356         762       936
                                                ------   ------     -------   -------

NET INCOME                                      $  460   $  511     $   833   $ 1,357
                                                ======   ======     =======   =======

BASIC EARNINGS PER SHARE(1)                     $  .13   $  .14     $   .23   $   .36
                                                ======   ======     =======   =======
DILUTED EARNINGS PER SHARE(1)                   $  .12   $  .13     $   .21   $   .35
                                                ======   ======     =======   =======
CASH DIVIDENDS PER SHARE(1)                     $  .06   $  .05     $   .12   $   .09
                                                ======   ======     =======   =======

(1) 1997 earnings per share and dividends per share, adjusted for 1998 5 for 4 stock split.

See notes to condensed consolidated financial statements.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 1998 (Dollar amounts in thousands)
--------------------------------------------------------------------------------

                                                                                       Accumulated
                          Common Stock     Additional                                     Other
                        -----------------   Paid-In    Acquired  Treasury  Retained   Comprehensive           Comprehensive
                        Shares(1)  Amount   Capital     by ESOP  Stock(2)  Earnings      Income       Total       Income
                        ---------  ------  ----------  --------  --------  --------   -------------  -------  -------------
Balance at
  December 31, 1997     3,229,679    $36     $27,270   $(1,610)  $(4,642)   $26,741       $  138     $47,933

Purchase of
  treasury stock         (302,495)                                (5,446)                             (5,446)

Options exercised
  using treasury stock     29,692                                    347         50                      397

Dividends paid                                                                 (463)                    (463)

Earned ESOP shares                               267       172                                           439

Shares created through
  5 for 4 stock split     784,539

Comprehensive income:
  Net income                                                                    833                      833       $  833
  Change in unrealized
    gains on securities
    available for sale                                                                       956         956          956
  Reclassification
    adjustment for gains
    on securities
    available for sale
    included in income                                                                        (8)         (8)          (8)

                        ------------------------------------------------------------------------------------  -----------

Balance at
  September 30, 1998    3,741,415    $36     $27,537   $(1,438)  $(9,741)   $27,161       $1,086     $44,641       $1,781
                        ====================================================================================  ===========


(1) The number of shares of common stock includes 359,375 shares which are pledged as security for a loan to the Bank's ESOP. Shares earned at September 30, 1998 and December 31, 1997 were 107,812 and 86,250, respectively.

(2) The Company held 636,874 shares of repurchased Company common stock as of September 30, 1998 and 364,071 as of December 31, 1997.

See notes to condensed consolidated financial statements.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (Unaudited) (Dollars in thousands)
--------------------------------------------------------------------------------

                                                                           Nine Months Ended
                                                                             September 30,
                                                                          ---------------------
OPERATING ACTIVITIES:                                                       1998        1997
                                                                          ---------   ---------

  Net income                                                              $    833     $  1,357
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization of premises and equipment                    336          323
    Amortization of core deposit premiums                                      521          627
    Amortization of purchase premiums, net of discounts                        781          378
    Loan origination fees deferred, net                                        (90)         328
    Amortization of deferred loan fees                                        (193)        (156)
    Provision for loan losses                                                  682          310
    Compensation expense related to ESOP shares released                       440          281
    Unrealized loss on sale of investment securities, net of taxes             948            -
    Loss on sale of investment securities                                      (14)        (171)
    Gain on sale of real estate owned                                          (12)           -
    Losses on sale of fixed assets                                             (22)           3
    Charge-offs on loans receivable, net of recoveries                           3          (27)
    Originations of loans held for sale                                     (8,923)      (1,860)
    Proceeds from sales of loans originated for sale                         8,618        1,860
    Change in income taxes payable and deferred income taxes                   631         (116)
    Change in other assets                                                     645         (534)
    Change in interest receivable                                             (887)        (216)
    Change in accounts payable and other liabilities                           556          224
                                                                          --------     --------

      Net cash  provided by operating activities                             4,853        2,611
                                                                          --------     --------

INVESTING ACTIVITIES:

  Loans originated for the portfolio, net                                  (68,358)     (38,456)
  Purchases of loans receivable                                            (33,012)     (14,661)
  Mortgage-backed securities acquired in exchange for securitized loans     48,370            -
  Principal payments on loans receivable                                    69,650       23,157
  Purchases of mortgage-backed securities available for sale               (79,651)      (1,747)
  Proceeds from sales of mortgage-backed securities available for sale      12,564       33,716
  Principal paydowns on mortgage-backed securities                          17,910       11,625
  Purchases of corporate securities available for sale                     (11,200)           -
  Purchases of investment securities available for sale                    (15,998)           -
  Proceeds from sales of investment securities available for sale           21,960            -
  Proceeds from maturities of investment securities                          8,245        6,109
  Unrealized gain on securities                                             (1,611)           -
  Decreases in certificates of deposit                                          99          100
  Purchases of FHLB stock                                                     (150)       1,712
  Purchases of premises and equipment, net                                  (2,154)        (322)
  Proceeds from sale of fixed assets                                           418            -
                                                                          --------     --------

    Net cash (used in) provided by investing activities                    (32,918)      21,233
                                                                          --------     --------

                                  -continued-

                    MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (Unaudited) (Dollars in thousands)
--------------------------------------------------------------------------------


                                                                           Nine Months Ended
                                                                             September 30,
                                                                          ---------------------
                                                                            1998        1997
                                                                          ---------   ---------

FINANCING ACTIVITIES:

  Net increase  in savings deposits                                       $ 50,607     $ (1,226)
  Purchase premium on acquisition of core deposits                          (1,096)           -
  Purchase of investment company assets                                                     (87)
  Repayments of Federal Home Loan Bank advances, net                         3,900       (3,475)
  Repayments of reverse repurchase agreements, net                            (350)     (13,000)
  Purchases of treasury stock, net                                          (5,049)        (255)
  Cash dividends paid to stockholders                                         (463)        (357)
                                                                          --------     --------

     Net cash provided by (used in) financing activities                    47,549      (18,400)
                                                                          --------     --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                   19,484        5,444

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            13,514        4,978
                                                                          --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $ 32,998     $ 10,422
                                                                          ========     ========


CASH PAID DURING THE PERIOD FOR:

  Interest on savings deposits and advances                               $ 13,963     $ 14,040

  Income taxes                                                                 719        1,145

NONCASH INVESTING ACTIVITIES:

  Mortgage-backed securities acquired in exchange for securitized
    loans, net of deferred fees                                             47,703            -

  Real estate acquired in settlement of loans                                  194          610


See notes to condensed consolidated financial statements.

                           MONTEREY BAY BANCORP, INC.
              NOTES TO Condensed CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

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

        In the opinion of the management of the Company and its subsidiary, Monterey Bay Bank (the "Bank"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company's consolidated financial condition at September 30, 1998 and December 31, 1997, the results of its operations for the nine months ended September 30, 1998 and 1997, and its cash flows for the nine months ended September 30, 1998 and 1997. All significant intercompany balances and transactions have been eliminated in consolidation. Results of operations for any interim period are not necessarily indicative of the operating results that may be expected for any other interim period or for the entire year.

        In June, 1998 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities". The statement establishes accounting and reporting standards for derivative instruments and hedging activities. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is in the process of determining the impact of SFAS No. 133 on the Company's financial statements, which is not expected to be material.

        In October, 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". It is effective for the fiscal quarter beginning after December 15, 1998. It will allow companies that hold mortgage loans for sale to classify mortgage-backed securities retained in a securitization of such loans as either held-to-maturity, available for sale, or trading based on management's intentions. This guidance is consistent with the treatment established for investments covered by SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities".

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

        The Company's primary business is providing conveniently located deposit facilities to attract checking, money market, savings and certificate of deposit accounts, and investing such deposits and other available funds in mortgage loans secured by one-to-four family residences and, to a lesser extent, construction, commercial real estate, and business loans. The Bank's deposit gathering and lending markets are primarily concentrated in the communities surrounding its full service offices located in Santa Cruz, Monterey, and Santa Clara counties, in California. At September 30, 1998, the Bank had eight full service offices and one real estate loan office.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997

Overview
--------

      Monterey Bay Bancorp, Inc. reported net income of $460,000, or $.13 per basic share, for the quarter ended September 30, 1998, compared to net income of $511,000, or $.14 per basic share, for the third quarter of 1997. Diluted earnings per share were $.12 for the third quarter of 1998, compared to $.13 a year ago. Net income for the first nine months of 1998 was $833,000, or $.23 per basic share, a decline from net income of $1,357,000, or $.35 per basic share, recorded for the first nine months of 1997. Diluted earnings per share for the nine month period ended September 30, 1998 were $.21 compared to $.34 for the same period in 1997.

      While net interest income before provision for loan losses and recurring noninterest income rose in 1998 from comparable periods in 1997, these improvements were offset by increases in general and administrative expense. Increases in general and administrative expense for the quarter and the nine months ended September 30, 1998 primarily reflects increases in staffing in the Company's wholly owned subsidiary, Monterey Bay Bank (the "Bank"), to support the deposit growth and the expansion of its branch locations and new product lines and services. Deposits have grown by approximately $50.6 million since December 31, 1997 with 60% or $30.3 million of this growth occurring in low cost checking, money market and passbook accounts. During the second quarter of 1998, the Bank opened its eighth full service branch location.

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

      Recently, the Company has focused its efforts on becoming more like a community-based retail bank by increasing its commercial real estate, construction, multi-family and business lending activities. As well the bank is focusing its deposit gathering efforts on small businesses in market, which will complement the business lending function. The Company intends to continue to pursue a growth strategy by focusing on internal growth as well as external acquisition opportunities.

      Implementation of the Company's strategic decision to transition from a traditional saving institution to a community banking orientation resulted in an increase, during 1997 and the first nine months of 1998, in general and administrative expenses. The planned benefits of this transition, increased net interest margin and fee income, are expected to lag behind the increase in expenditures.

Interest Income
---------------

      Interest income for the quarter ended September 30, 1998, increased by 6.4% to $7.7 million, compared to $7.3 million for the third quarter of 1997. For the nine months ended September 30, 1998, total interest income was $22.6 million, an increase of 1.2% or $271,000 from the amount recorded for the first nine months of 1997. The primary reasons for the slight increase in interest income for the nine months ended September 30, 1998 compared to the same period in 1997 is due to a $6.0 million increase in average interest earning assets. Most of the $6.0 million increase came in the form of higher yielding loans receivable.

      The weighted average yield on interest earning assets increased slightly to 7.46% from 7.43% for the quarter ended September 30, 1998 compared to the quarter ended September 30, 1997. The weighted average yield on interest earning assets was 7.46% for both the nine ended September 30, 1998 and 1997. The average yield on loans receivable continued to increased to 8.18% and 8.11%, respectively for the three and nine months ended September 30, 1998, compared to 7.84% and 7.90%, respectively for the three and nine months ended September 30, 1997. Improvement in the yield on loans receivable was offset by a decline in the yield on the mortgage-backed and investment securities portfolio. The average yield of mortgage-backed securities declined to 6.55% and 6.58%, respectively, for the three and nine months ended September 30, 1998 from 6.85% and 7.07%, respectively for the three and nine months ended September 30, 1997.

      Interest expense was $4.6 million and $13.6 million, respectively for the quarter and nine months ended September 30, 1998, compared to $4.6 million and $13.9 million, respectively for the similar periods a year ago. The $300,000 decrease in interest expense during the nine months ended September 30, 1998 from 1997 was due to the decline in the weighted average rate of interest bearing liabilities dropping from 5.03% for the nine month period ended September 30, 1997 to 4.85% for the same period in 1998. These changes are due to a continued success in reducing higher cost borrowing and replacing them with lower cost transaction deposit accounts. Transaction deposit accounts at September 30, 1998 represent 26.1% of total deposits, up from 20.9% at December 31, 1997. Increasing low cost transaction accounts is an ongoing objective of the Bank. Average deposits increased 9.8%, growing from $317 million for the nine months ended September 30, 1997 to $348 million for the similar period in 1998.

        The changes in net interest income for the three AND nine months ended September 30, 1998 compared with the corresponding periods in 1997 are analyzed in the following table. The table shows the changes by major component, setting forth changes attributable to changes in volume, changes attributable to changes in interest rates and the net effect of both (in thousands):



                                     Three Months Ended September 30,
                                         1998 Compared with 1997
                                           Increase (Decrease)
                                     --------------------------------
                                       Volume      Rate         Net
                                       ------      ----         ---
      Interest income:
           Loans                      $  (174)     $ 214      $    40
           Mortgage-backed securities     498        (82)         416
           Investment securities           37        (31)           6
                                      -------      -----      -------
                                          361        101          462
                                      -------      -----      -------
      Interest expense:
           On customer deposits           444        (16)         428
           On borrowings                 (373)         6         (367)
                                      -------      -----      -------
                                           71        (10)          61
                                      -------      -----      -------

      Change in net interest income   $   290      $ 111      $   401
                                      =======      =====      =======


                                      Nine Months Ended September 30,
                                         1998 Compared with 1997
                                           Increase (Decrease)
                                     --------------------------------
                                       Volume      Rate         Net
                                       ------      ----         ---
      Interest income:
           Loans                      $   586      $ 393      $   979
           Mortgage-backed securities    (127)      (356)        (483)
           Investment securities         (167)       (58)        (225)
                                      -------      -----      -------
                                          292        (21)         271
                                      -------      -----      -------
      Interest expense:
           On customer deposits           780         (6)         774
           On borrowings               (1,113)        51       (1,062)
                                      -------      -----      -------
                                         (333)        45         (288)
                                      -------      -----      -------

      Change in net interest income   $   625      $ (66)     $   559
                                      =======      =====      =======

        Average assets and liabilities together with average interest rates earned and paid for the three and nine months ended September 30, 1998 and 1997 are summarized as follows (dollars in millions):

                                                       Three Months Ended September 30,
                                                     -----------------------------------
                                                           1998                1997
                                                     --------------      ---------------
                                                     Average Yield/      Average  Yield/
                                                     Balance  Rate       Balance   Rate
                                                     ------- ------      -------  ------
   Interest earning assets:
     Loans                                             $251   8.18%        $259    7.84%
     Mortgage-backed securities                         109   6.55           80    6.85
     Investment securities                               55   5.99           53    6.25
                                                       ----                ----
       Total interest earning assets                    415   7.46          392    7.43
   Noninterest earning assets                            20                  18
                                                       ----                ----
     Total assets                                      $435                $410
                                                       ====                ====

   Interest bearing liabilities:
     Deposits                                          $368   4.66%        $317    4.88%
     Borrowings                                          19   6.15           44    5.95
                                                       ----                ----
       Total interest bearing liabilities               387   4.74          361    5.01
   Noninterest bearing liabilities                        3                   3
   Stockholders' equity                                  45                  46
                                                       ----                ----
     Total liabilities and stockholders' equity        $435                $410
                                                       ====                ====

   Net interest rate spread                                   2.72%                2.42%
   Net interest margin                                        3.01%                2.78%
   Ratio of interest bearing assets to
     interest bearing liabilities                              107%                 109%


                                                        Nine Months Ended September 30,
                                                     -----------------------------------
                                                          1998                 1997
                                                     --------------      ---------------
                                                     Average Yield/      Average  Yield/
                                                     Balance  Rate       Balance   Rate
                                                     ------- ------      -------  ------
   Interest earning assets:
     Loans                                             $255   8.11%        $245    7.90%
     Mortgage-backed securities                          97   6.58           99    7.07
     Investment securities                               53   5.51           55    6.23
                                                       ----                ----
       Total interest earning assets                    405   7.46          399    7.46
   Noninterest earning assets                            18                  18
                                                       ----                ----
     Total assets                                      $423                $417
                                                       ====                ====

   Interest bearing liabilities:
     Deposits                                          $348   4.76%        $317    4.89%
     Borrowings                                          26   6.15           52    5.89
                                                       ----                ----
       Total interest bearing liabilities               374   4.85          369    5.03
   Noninterest bearing liabilities                        3                   3
   Stockholders' equity                                  46                  45
                                                       ----                ----
     Total liabilities and stockholders' equity        $423                $417
                                                       ====                ====

   Net interest rate spread                                   2.61%                2.43%
   Net interest margin                                        2.98%                2.83%
   Ratio of interest bearing assets to
     interest bearing liabilities                              108%                 108%

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

      For the quarter and nine months ended September 30, 1998, the provision for loan losses was $77,000 and $682,000, respectively. The Company recorded a provision for loan losses of $90,000 for the quarter ended September 30, 1997 and $315,000 for the nine months ended September 30, 1997. The Company increased its provision for loan losses largely due to an increase in higher risk forms of lending. At September 30, 1998, the Company's allowance for loan losses totaled $2.8 million or 1.13% of loans receivable, compared to $1.7 million or .63% of loans receivable at December 31, 1997.

Noninterest Income
------------------

      Noninterest income decreased to $498,000 for the third quarter of 1998, compared to $506,000 a year ago. Noninterest income for the first nine months of 1998 increased to $1,390,000 or 21% from $1,151,000 for the same period in 1997. Included in the third quarter of 1997 was a non-recurring gain of $170,000 resulting from the sale of investment securities. Adjusting noninterest income for the gains on the sale of investments for the third quarter in 1998 and 1997 would result in a $139,000 improvement or 39% year over year. During both the third quarter of 1998 and the first nine months of 1998 increases in noninterest income were primarily due to an increase in commission income from the sale of insurance, mutual funds, and annuity products, and higher revenues from customer service charges stemming from a larger customer base and an increased number of checking accounts.

      The Company recorded commission income of $126,000 and $415,000, respectively, from the sale of insurance and investment products for the three and nine months ended September 30, 1998, compared to $58,000 and $240,000, respectively, for the comparable periods in 1997. The increase in commission income reflects new management coupled with additional staff members for the subsidiary through which these products are sold since the same period in 1997.

      For the three and nine months ended September 30, 1998, customer service charges amounted to $220,000 and $585,000, respectively, compared to $181,000 and $440,000 for the corresponding periods a year earlier. The increase in customer service fee income reflects continuing growth in the number of customer checking accounts resulting primarily from the continued consolidation of financial institutions in the Company's market. Additionally, during the 1998 periods, the Company began surcharging for foreign ATM usage, which contributed approximately $36,000 and $94,000 in service charges for the three and nine months ended September 30, 1998 compared to $31,000 and 46,000 for the corresponding periods a year earlier.

        Loan servicing income was $58,000 and $182,000, respectively, for the three and nine months ended September 30, 1998, compared to $56,000 and $174,000 for the same periods in 1997. The outstanding principal balance of mortgage loans serviced for others was $83.2 million at September 30, 1998, compared to $52.1 million at September 30, 1997. The increase in loans serviced for others is primarily due to the securitization of approximately $48.4 million of the Company's fixed rate residential loans receivable, completed April, 1998. From time to time, depending upon its asset and liability strategy, the Company converts a portion of its mortgages into

FHLMC or FNMA mortgage-backed securities. These conversions provide increased liquidity because the mortgage-backed securities are typically more readily marketable than the underlying loans and because they can be used as collateral for borrowings.

General and Administrative Expenses
-----------------------------------

      General and administrative expenses were $2.7 million and $8.1 million, respectively, for the quarter and nine months ended September 30, 1998, compared to $2.3 million and $7.0 million, respectively, for the similar periods in 1997. General and administrative expenses were $442,000 and $1.1 million higher, respectively, for the three-month period and nine-month period ended September 30, 1998 than for the comparable periods in 1997. The majority of the increase for both periods occurred in the second quarter of 1998 and was primarily attributable to the Bank's deposit growth and the expansion of its branch locations and new product lines and services resulting in higher compensation and employee benefits, data processing expenses, and advertising expense. Additionally, the Company incurred during the nine-month period ended September 30, 1998 non-reoccurring expenses of approximately $210,000 in charges, including associated related legal costs, resulting from the settlement of two outstanding legal matters.

COMPARISON OF CHANGES IN FINANCIAL CONDITION

        Total assets of the Company were $460.2 million at September 30, 1998, compared to $408.1 million at December 31, 1997, an increase of $52.1 million, or 12.8%.

      Mortgage-backed securities and investment securities increased by $47.6 million, or 43.0%, during the nine months ended September 30, 1998. These increases were partially offset by a decrease of $17.5 million, or 6.7%, in loans receivable during the same period. During the nine months ended September 30, 1998, the Company completed the securitization of approximately $48.4 million in fixed rate loans secured by residential property, thereby increasing mortgage-backed securities by an equal amount. This growth in mortgage-backed securities was partially offset by principal prepayments received on mortgage-backed securities.

      Loans receivable held for investment were $246.3 million at September 30, 1998, compared to $263.8 million at December 31, 1997. The decrease in loan receivable is primarily due to the $48.4 million in fixed rate loans securitized and the $69.7 million in principal payments received during the nine-month period ended September 30, 1998. This decrease was partially offset by the origination of approximately $68.4 million in loans for the portfolio and the purchase of approximately $33.0 million in loans from Commercial Pacific Bank. Residential real estate loans continue to represent the largest category of collateral in the loan portfolio. At September 30, 1998, total one-to-four family residential real estate loans were $147.3 million, or 60.0% of loans receivable, compared to $195.5 million, or 68.0% of total loans, at December 31, 1997. The Company originated $19.7 million, $26.4 and $22.3 million, respectively of portfolio loans during the first, second and third quarters of 1998, respectively. This is improved from $6.8 million, $13.0, and $18.7 million, respectively for the first, second and third quarters in 1997. The growth in portfolio loan fundings was due to a low interest rate environment, which promotes loan production and the expansion of our portfolio lending into construction, commercial, multi-family, and business lending.

      Loan receivable other than one-to-four residential real estate loans totaled $98.0 million at September 30, 1998 compared to $67.4 million at December 31, 1997, or a 45% increase. At September 30, 1998, the Company's commercial real estate loan portfolio was $30.2 million, or 12.3% of the loan portfolio, up from $20.9 million, or 7.7% of the loan portfolio at December 31, 1997. At September 30, 1998, the Company had $53.6 million of construction loans, of which $22.1 million, or 41.2%, had not yet been disbursed. Net construction loans totaled $31.6 million or 12.9% of loans receivable at September 30, 1998. Net construction loans totaled $13.8 million or 5.2% at December 31, 1997. Construction loans are made primarily to residential builders and to commercial property developers. At September 30, 1998, the Company had $27.8 million of multi-family residential loans, or 11.3% of the loan portfolio, up from $26.0 million, or 10.5% at December 31, 1997. The remainder of the loans receivable was comprised of primarily business loans totaling $8.4 million or 3.4% of total loans receivable at September 30, 1998 compared to $11.2 million or 4.3% at December 31, 1997.

      During the nine months ended September 30, 1998, the Company's liabilities increased by $55.3 million to $415.5 million, from $360.2 million at December 31, 1997. The increase in liabilities was attributable to growth in deposits of $50.6 million and a $3.9 million increase in advances from the FHLB. Growth in deposits during the nine-month period ended September 30, 1998 was due to the assumption of approximately $28.6 million in deposits from Commercial Pacific Bank and in market deposit growth of $22.0 million. Total savings deposits increased during the nine-month period ended September 30, 1998 to $371.1 million, or by 15.8% from $320.6 million at December 31, 1997. Continued emphasis has been placed on growth of low cost transaction deposit accounts. Transaction accounts are made up of passbook savings, checking, and money market accounts. Transaction accounts grew from $66.9 million, or 20.9% of total deposits at December 31, 1997 to $97.0 million, or 26.1% of total deposits at September 30, 1998, a 45% improvement. Average transaction deposits at September 30, 1998 bore a weighted average interest rate of 2.63%.

      At September 30, 1998, shareholders' equity was $44.6 million, compared to $47.9 million at December 31, 1997. Equity was reduced during the first nine months as a result of stock repurchases by the Company totaling $5.1 million, and by the payment of cash dividends totaling $463,000, or $.12 per share, on the Company's outstanding common stock. Offsetting these reductions were increases in equity resulting from the first nine months net income, an increase in earned ESOP shares, and a net increase in unrealized gains on securities available for sale. Tangible book value per share of Monterey Bay Bancorp, Inc. common stock was $11.47 at September 30, 1998, compared to $14.76 at December 31, 1997. The decline in tangible book value per share from December 31, 1997 is principally due to stock repurchases.

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

      Interest rate sensitivity estimated by management, as measured by the change in the market value of equity as a percentage of the present value of assets if interest rate levels were to increase by 2%, was negative 3.11% at December 31, 1997 and 2.87% at June 30, 1998, indicating that the Company is vulnerable to increases in interest rates. Management continues to pursue strategies to reduce the impact of changes in interest rates on its market value of equity, primarily by shortening asset maturities and lengthening maturities of interest-bearing liabilities, when possible, and by originating and retaining variable-rate consumer, business, construction and commercial real estate loans which generally have higher yields than permanent residential loans.

Asset Quality
-------------

      At September 30, 1998, the Company had $1.5 million of nonaccrual loans past due 90 days or more, compared to $1.6 million of nonaccrual loans at December 31, 1997. The Company's nonaccrual loans are secured by one-to-four family and multi-family residences located in Northern California. At September 30, 1998, impaired loans totaled $4.1 million, compared to $1.8 million at December 31, 1997. Impaired loans at September 30, 1998 consisted of loans collateralized by one-to-four family residences, including four loans that met the definition of a troubled debt restructuring. The increase in impaired loans is directly attributable to the purchase of approximately $33.0 million in loans from Commercial Pacific Bank, a portion of which was not performing pursuant to the loan contract. Management does not expect any material losses in the collection of these loans.

      At September 30, 1998, the Company had real estate owned totaling $217,000, consisting of two one-to-four family residential properties acquired through foreclosure.

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

        Total classified assets of the Company increased to $7.0 million, or 1.51% of total assets, at September 30, 1998 from $2.5 million, or .61% of assets, at December 31, 1997. At September 30, 1998, the Company had $7.0 million of assets classified as substandard and no assets classified as doubtful or loss. Substandard assets included $1.2 million of loans past due 90 days or more and $5.5 million of loans with identified risk characteristics indicating the asset is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged. The largest substandard loan at September 30, 1998 was a one-to-four family residential mortgage with an outstanding principal balance of $384,988.

        All of the Company's loans are secured by real estate located within the state of California. The majority are secured by real estate in Santa Cruz, Monterey, Santa Clara, and San Benito counties; therefore, the Company's credit risk is primarily related to the economic conditions of this region.

Capital and Regulatory Standards
--------------------------------

        In connection with the insurance of its deposits by the Federal Deposit Insurance Corporation ("FDIC") and general regulatory oversight by the Office of Thrift Supervision ("OTS"), the Bank is required to maintain minimum levels of regulatory capital, including tangible, core and risk-based capital. At September 30, 1998 and December 31, 1997, the Bank was in compliance with all regulatory capital requirements. OTS prompt corrective action (PCA) regulations include five capital tiers ranging from well capitalized to critically undercapitalized. At September 30, 1998 and December 31, 1997, the Bank met the definition of a well-capitalized institution.

        The following table sets forth the amounts and ratios regarding actual and minimum tangible, core and risk-based capital requirements, together with the amounts and ratios required in order to meet the definition of a "well capitalized" institution.

                                       Minimum            Well
                                       Capital        Capitalized
                                     Requirements     Requirements       Actual
                                     -------------    -------------   --------------

                                     Amount  Ratio    Amount  Ratio   Amount   Ratio
                                     ------  -----    ------  -----   ------   -----
    As of September 30, 1998:
      Total capital
        (to risk-weighted assets)   $19,843  8.00%   $24,804 10.00%  $32,771  13.21%
      Tier 1 capital
        (to risk-weighted assets)       N/A    N/A    14,740  6.00%   30,397  12.37%
      Core (tier 1) capital
        (to adjusted assets)         17,636  4.00%    22,045  5.00%   30,397   6.89%
      Tangible capital
        (to tangible assets)          6,613  1.50%       N/A    N/A   30,397   6.89%



                                       Minimum            Well
                                       Capital        Capitalized
                                     Requirements     Requirements       Actual
                                     -------------    -------------   --------------

                                     Amount  Ratio    Amount  Ratio   Amount   Ratio
                                     ------  -----    ------  -----   ------   -----
    As of December 31, 1997:
      Total capital
        (to risk-weighted assets)   $17,898  8.00%   $22,372 10.00%  $38,570  17.24%
      Tier 1 capital
        (to risk-weighted assets)       N/A    N/A    13,323  6.00%   36,901  16.62%
      Core (tier 1) capital
        (to adjusted assets)         11,777  3.00%    19,629  5.00%   36,901   9.40%
      Tangible capital
        (to tangible assets)          5,888  1.50%       N/A    N/A   36,859   9.39%

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

        The regulation requires a savings institution to maintain capital in an amount equal to one-half the difference between the institution's measured interest rate risk and 2% of the market value of the institution's assets. Interest rate risk is to be measured on the market value of its assets, based on a hypothetical 200 basis point change in interest rates. The credit risk component of the risk-based capital standard will remain unchanged at 8% of risk-weighted assets. Institutions with measured interest rate risk less than or equal to 2% will not be required to maintain additional capital. If the Bank had been subject to adding an interest rate risk component to its risk-based capital standard at September 30, 1998, the Bank would have continued to substantially exceed minimum risk based capital requirements.

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

      The Company maintains the required minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 4%. At September 30, 1998, the Company's liquidity ratio was 10.31%, compared to 8.08% at December 31, 1997. The Company's strategy generally is to maintain its liquidity ratio at or near the required minimum in order to maximize its yield on alternative investments.

Year 2000
---------

      Many existing computer programs use only two digits to identify a year in the date field with the assumption that the first two digits are always 19. Systems that calculate, compare or sort using the incorrect date may cause erroneous results, ranging from system malfunctions to incorrect or incomplete processing. If not remedied, potential risks include business disruption or temporary shutdown and financial loss. Pursuant to its information technology strategy, the Company principally utilizes third-party computer service providers and third-party software for its information technology needs. As a result, the Year 2000 compliance of the Company's information technology assets ("IT assets"), such as computer hardware, software and systems, is primarily dependent upon the Year 2000 compliance efforts and results of its third-party vendors. The Year 2000 compliance of the Company's non-IT assets, which include automated teller machines (ATMs), copiers, fax machines, coin/currency counters, microfilmers, HVAC systems and emergency communications radios, is also primarily dependent upon the Year 2000 compliance efforts and results of third parties.

State of Readiness

      In June 1997, the Company developed a plan to address Year 2000 issues and appointed a Year 2000 Task Force comprised of representatives from all divisions of the Company. The Year 2000 Task Force has developed and is currently implementing a comprehensive initiative to make its IT assets and non-IT assets Year 2000 compliant. A Year 2000 compliance review and test of the computer hardware and software used by the Company was conducted in the spring of 1998. As a result, the Company determined to replace approximately 5% of its existing personal computers and purchased network and application software upgrades and related licensing rights.

      The Company's non-IT assets have also been assessed for Year 2000 compliance. Manufacturers, installers, and/or servicers of each have been contacted for certification of Year 2000 readiness. Of the Company's non-IT assets, no hardware was determined to be in need of replacement.

      The Company's task force has adopted a formal five-step process (Awareness, Assessment, Renovation, Validation and Implementation) for making sure that all of its equipment, computer hardware, software and internal embedded time clocks are Year 2000 compatible. This process follows the strict guidelines and recommendations of The Federal Financial Institutions Examination Council. Additionally the bank must pass periodic examination on its Year 2000 compliance progress from its regulators, The Office of Thrift Supervision.

1. Awareness-Educational initiative on Year 2000 issues and concerns. This phase has been completed.

2. Assessment-Inventory of IT assets and non-IT assets as well as identification of third party vendors and service providers with which the Company has material relationships. This phase has been completed.

3. Renovation-Review of vendor and service providers responses to the Company's Year 2000 inquiries and development of a follow-up plan and timeline. This phase has been 90% completed.

4. Validation-The Year 2000 Task Force is currently in this phase. This phase consists of testing of IT assets and non-IT assets as well as testing of third-party vendors and service providers for Year 2000 issues. The testing of IT assets and non-IT assets should be completed by December 31, 1998. The testing of third-party vendors and service providers has begun and will continue through June 30, 1999. Testing of all mission-critical systems is scheduled to be completed by February 28, 1999.

5. Implementation-This phase has begun, and will continue until all non-compliant hardware or software is replaced. The Company's Year 2000 initiative provides for its Year 2000 readiness to be completed by mid-1999 consistent with OTS guidelines. As the Company progresses through the validation phase, the Company expects to determine necessary remedial actions and subsequently provide for their implementation, with respect to any third-party vendors or service providers who are ultimately determined to not be Year 2000 compliant.

Costs to Address the Year 2000 Issue

      The total cost of carrying out the Company's plan to address the Year 2000 issue is currently estimated to be approximately $74,000, including, and is comprised primarily of, costs for equipment and software that will be acquired and depreciated over its useful life in accordance with Company policy. Any consulting costs have been and will continue to be expensed as incurred. These currently contemplated Year 2000 compliance costs are expected to be funded primarily through operating cash flow and are not expected to have a material adverse effect on the Company's business, financial condition or results of operations. To date, the costs incurred related to Year 2000, excluding estimates of personnel costs, are approximately $25,000.

Risks Presented by the Year 2000 Issue

      Because the Company is substantially dependent upon the proper functioning of its computer systems and the computer systems and services of third parties, a failure of those computer systems and services to be Year 2000 compliant could have a material adverse effect on the Company's business, financial condition or results of operations. The Company relies heavily on third-party vendors and service providers for its information technology needs. The Company's primary third-party computer service provider is a computer service bureau that provides data processing for virtually all of the Company's savings and checking accounts, real estate lending and real estate loan servicing, general ledger, fixed assets and accounts payable. This third-party's data processing services are mission-critical services for the Company and a failure of this provider's services to be Year 2000 compliant could cause substantial disruption of the Company's business and could have a material adverse financial impact on the Company. Live 2000 testing of this third-party data processing service bureau was performed in August, 1998. This test did not reveal any substantial problems in the Deposit, Loan, Operations, or General Ledger applications.


      If other third party vendors, with which the Company has material relationships are not compliant the following problems could result: (i), important services upon which the Company depends, such as telecommunications and electrical power, could be interrupted, (ii) in the case of third-party service providers, the Company could receive inaccurate or outdated information, which could impair the Company's ability to perform critical data functions, such as the processing of deposit accounts, loan servicing and internal accounting, and (iii) in the case of governmental agencies, such as the FHLB, and correspondent banks, such agencies and financial institutions could fail to provide funds to the Company, which could materially impair the Company's liquidity and affect the Company's ability to fund loans and deposit withdrawals. In addition, whether or not the Company is Year 2000 compliant, the Company may experience an outflow of deposits if customers are concerned about the integrity of financial institutions' records regarding customers' accounts.

Contingency Plans

      The Company has expanded its Business Resumption Contingency Plan manual to include a Year 2000 Contingency plan. This plan is modeled after the FFIEC guidelines for Year 2000 Contingency Planning. This plan includes alternative products and vendors for all mission critical products and services. The plan includes a risk analysis of large depositors and business and commercial loan clients. The plan also includes the team task force structure for incident resolution.

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


                                       MONTEREY BAY BANCORP, INC.

Date     November 10, 1998                By /s/ Marshall G. Delk
      _______________________                ____________________
                                             Marshall G. Delk, President,
                                             Chief Operating Officer
                                             and Director


Date     November 10, 1998                By /s/ Philip Safran
      _______________________                _________________
                                             Philip Safran, Vice President
                                             and Controller