Form 10-K
period 1998-12-31
MONTEREY BAY BANCORP INC
filed 1999-03-31
CIK 930429

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

                   Annual report pursuant to Section 13 of the Securities Exchange Act of 1934, as amended

                   For the fiscal year ended December 31, 1998

                          Commission File No.: 0-24802

                           MONTEREY BAY BANCORP, INC.
             (exact name of registrant as specified in its charter)

                 DELAWARE                              77-0381362
     (State or other jurisdiction of           (I.R.S. Employer I.D. No.)
      incorporation or organization)

                 567 Auto Center Drive, Watsonville, California
                 95076 (Address of principal executive offices)

       Registrant's telephone number, including area code: (831) 768-4800
        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:

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
                                               -----     -----
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than the directors and executive officers of the registrant, was $39,557,394, based upon the last sales price as quoted on the Nasdaq Stock Market for March 25, 1999.

         The number of shares of Common Stock  outstanding as of March 25, 1999:
3,528,886

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Portions of the Annual Report to Stockholders for the year ended December 31, 1998 are incorporated by reference into Part II of this Form 10-K.

                                      INDEX

                                                                            PAGE

                                     PART I

Item 1.    Business........................................................    1
Item 2.    Properties......................................................   34
Item 3.    Legal Proceedings...............................................   35
Item 4.    Submission of Matters to a Vote of Security Holders.............   35

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters.............................................   35
Item 6.    Selected Financial Data.........................................   36
Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................   36
Item 7a.   Quantitative and Qualitative Disclosures about Market Risk......   36
Item 8.    Financial Statements and Supplementary Data.....................   36
Item 9.    Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure..........................   36

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant..............   36
Item 11.   Executive Compensation..........................................   36
Item 12.   Security Ownership of Certain Beneficial Owners
           and Management..................................................   37
Item 13.   Certain Relationships and Related Transactions..................   37

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports
           on Form 8-K.....................................................   37

                                     PART I

Item 1.  Business.

General

         Monterey Bay Bancorp, Inc. (the "Company") is a unitary savings and loan holding company incorporated in 1994 under the laws of the state of Delaware. The significant operating subsidiary of the Company is Monterey Bay Bank ("the Bank"), formerly Watsonville Federal Savings and Loan Association. The Company was organized as the holding company for the Bank in connection with the Bank's conversion from the mutual to stock form of ownership in 1995. The Company's primary business is providing conveniently located deposit facilities to attract checking, money market, savings and certificate of deposit accounts, and investing such deposits and other available funds in mortgage loans secured by one-to-four family residences, construction, commercial real estate, and business loans. As part of its ongoing operating strategy, the Company has been diversifying its loan portfolio by increasing the amount of its construction, commercial real estate, and business lending activities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The largest source of the Company's revenue is interest income from loans, mortgage-backed securities, and investment securities. The Company's primary sources of funds are customer deposits, principal and interest payments on loans and mortgage-backed securities, advances from the Federal Home Loan Bank ("FHLB") and, to a lesser extent, proceeds from the sales of securities and loans. Through its wholly-owned subsidiary, Portola Investment Corporation ("Portola"), the Bank engages in the sale of noninsured insurance and investment products on an agency basis and acts as trustee on the Bank's deeds of trust. See "Subsidiary Activities."

Market Area and Competition

         The Bank is a community-oriented financial institution, which originates one-to-four family residential mortgage loans, construction, commercial real estate, and business loans within its market area. The Bank's deposit gathering and lending markets are concentrated primarily in the communities surrounding its full service offices in Santa Cruz, Monterey and portions of Santa Clara County in Central California. The economy in the Company's primary market area is predominantly agricultural, with some light manufacturing and tourism industry in the coastal communities on Monterey Bay. The Company believes that the economies in which it operates have experienced strong growth and favorable economic activity in the past two years, as reflected in sustained loan demand and deposit growth. The economic performance in the Company's primary market area typically mirrors the national economy and shows seasonal economic fluctuations.

         The Company faces significant competition both in originating loans and in attracting deposits. The Company's competitors are the financial institutions operating in its primary market area, many of which are significantly larger and have greater financial resources than the Company. The Company's competition for loans comes principally from commercial banks, savings and loan associations, mortgage banking companies, credit unions, and insurance companies. Its most direct competition for deposits has historically come from savings and loan associations and commercial banks. In addition, the Company faces increasing competition for deposits from nonbank institutions such as brokerage firms and insurance companies in such areas as short-term money market funds, corporate and government securities funds, mutual funds, and annuities.

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

                                                                            For the Years Ended December 31,
                                                                ----------------------------------------------------
                                                                    1998               1997               1996
                                                                --------------     --------------     --------------
                                                                                   (In thousands)
         Gross loans(1):
         Beginning balance.............................            $265,934           $234,649           $229,841
            Loans originated:
            One-to-four family.........................              47,440             22,423             27,768
            Multi-family...............................              11,240              1,686              1,944
            Commercial real estate.....................              18,024             13,177              3,363
            Construction...............................              32,870             34,724              3,790
            Land.......................................               6,137              2,169                  -
            Business...................................               6,563              1,213                  -
                                                                   --------           --------           --------
                                                                                                                -
               Total loans originated..................             122,274             75,392             36,865
            Loans purchased............................              79,902             14,661                  -
                                                                   --------           --------           --------
                                                                                                                -
               Total gross loans.......................             468,110            324,702            266,706
         Less:
            Transfers to real estate owned.............                 299                610                369
            Principal repayments(2)....................              98,727             33,696             27,238
            Sales of loans.............................              14,223              3,020              2,628
            Securitized loans..........................              48,370                  -                  -
            Loans in process...........................               2,759             21,442              1,822
                                                                   --------           --------           --------

               Total loans.............................             303,732            265,934            234,649
         Less loans held for sale......................               2,177                514                130
                                                                   --------           --------           --------
         Ending balance held for investment............            $301,555           $265,420           $234,519
                                                                   ========           ========           ========

-----------------------
(1) Gross loans includes loans receivable held for investment and loans held for sale, net of deferred loan fees and unamortized premiums and discounts.
(2) Principal repayments include amortization of premiums, net of discounts; amortization of deferred loan fees; net changes in nonmortgage loans receivable; and other adjustments.

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

         One-to-Four Family Mortgage Lending. The Company originates both fixed rate and adjustable rate mortgage loans secured by one-to-four family residential properties. Adjustable rate mortgage loans have interest rates that adjust monthly or semiannually and are indexed to either the 11th FHLB District Cost of Funds Index ("11th District Cost of Funds") or to current market indices. The majority of loan originations are to existing or past customers and members of the local communities. The Company also originates one-to-four family residential construction loans.

         The Company had total outstanding loans including commitments of $325.7 million at December 31, 1998, of which $185.0 million, or 56.8%, were one-to-four family residential mortgage loans. The majority of the loans were secured by properties located within the state of California. At December 31, 1998, 9% of the Company's one-to-four family mortgage loans had fixed terms and 91% had adjustable rates indexed to the 11th FHLB District Cost of Funds or to current market indices. The Company offers a number of adjustable rate loan products, including an "easy qualifier" loan and a 30-year adjustable rate one-to-four family residential loan with initial three-to seven-year fixed rate terms. The Company began originating loans subject to negative amortization in 1996. Negative amortization involves a greater risk to the Company because during a period of high interest rates the loan principal may increase above the amount originally advanced. However, the Company believes that the risk of default on these loans is mitigated by negative amortization caps, underwriting criteria, relatively low loan to value ratios, and the stability provided by payment schedules. At December 31, 1998, the Company's loan portfolio included $14.5 million of mortgage loans subject to negative amortization, which represented 4.8% of total loans outstanding.

         The Company originated $47.5 million of permanent one-to-four family mortgage loans in 1998, compared to $22.4 million and $27.8 million, respectively, in 1997 and 1996. The increase in loan volume during 1998 was partly due to a decline in interest rates, which resulted in an increase in purchase and refinance activity of one-to-four family mortgage loans. From time to time, based on its asset and liability strategy, the Company purchases mortgage loans originated by other institutions. In 1998, the Company purchased $79.9 million of primarily one-to-four family adjustable rate mortgage loans secured by properties located largely within the State of California. See "Origination, Purchase, Sale and Servicing of Loans."

         The Company originates one-to-four family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan, and up to 97% of the appraised value or selling price if private mortgage insurance is obtained. Mortgage loans originated by the Company generally include due-on-sale clauses which provide the Company with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Company's consent. Due-on-sale clauses are an important means of adjusting the rates on the Company's fixed rate mortgage loan portfolio and the Company has generally exercised its rights under these clauses.

         Multi-family Lending. The Company offers adjustable rate multi-family residential real estate loans secured by real property in California. Permanent loans on multi-family properties typically have maturities of 30 years and are secured by five or more unit apartment buildings. Factors considered by the Company in reaching a lending decision on such properties include the net operating income of the mortgaged premises before debt service and depreciation, the debt service ratio (the ratio of net earnings to debt service), and the ratio of the loan amount to appraised value. Pursuant to the Company's underwriting policies, multi-family adjustable rate mortgage loans are only originated in amounts up to 70% of the appraised value of the underlying properties. The Company generally requires a debt service ratio of 1.10. Properties securing loans are appraised by an independent appraiser. Title insurance is required on all loans. When evaluating the qualifications of the borrower for a multi-family loan, the Company considers the financial resources and income level of the borrower, the borrower's experience in owning or managing similar property and the Company's lending experience with the borrower. The Company's underwriting policies require that the borrower provide evidence of ability to repay the mortgage on a timely basis and maintain the property from current rental income. In evaluating the creditworthiness of the borrower, the Company generally reviews the borrower's financial statements, employment, and credit history, as well as other related documentation.

         Loans secured by apartment buildings and other multi-family residential properties are generally larger and involve a greater degree of risk than one-to-four family residential mortgage loans. Because payments on loans secured by multi-family properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Company seeks to minimize these risks through its underwriting policies, which require such loans to be qualified at origination on the basis of the property's income and debt coverage ratio. The Company also attempts to limit its risk exposure by requiring operating annual statements on the properties and by acquiring personal guarantees from the borrowers.

         As part of its operating strategy, the Company intends to moderately increase its multi-family lending within the state of California. At December 31, 1998, the Company's portfolio of multi-family loans totaled $33.3 million, or 10.2% of the Company's total loans outstanding. Included in this total was $3.9 million of multi-family loans purchased during 1998, consisting primarily of newly originated loans secured by apartment buildings in the Southern California area. These loans were underwritten to standards substantially similar to those utilized by the Company in originating loans. See "Originations, Purchases and Sales of Loans."

         At December 31, 1998, the Company's largest multi-family loan had an outstanding balance of $2.0 million. The loan was secured by an apartment building located in Stockton, California.

         Permanent Commercial Real Estate Lending. The Company originates both permanent and construction commercial real estate loans, collateralized by real property located in California. Commercial real estate loans are generally secured by properties used for business purposes. The Company's underwriting procedures provide that commercial real estate loans may be made in amounts up to the lesser of 65% of the appraised value of the property or up to the Company's current loans-to-one borrower limit. Permanent loans may be made with terms up to 25 years and are typically adjustable to the one-year Constant Maturity Treasury rate or the 11th District Cost of Funds. Construction loans on commercial real estate carry adjustable rates and typically have terms of 12 to 18 months. The Company's underwriting standards and procedures on commercial loans are similar to those applicable to its multi-family loans. The Company considers the net operating income of the property and the borrower's expertise, credit history and profitability, and requires that the properties securing commercial real estate loans have debt service coverage ratios of at least 1.10.

         At December 31, 1998, the Company's permanent commercial real estate loan portfolio totaled $40.0 million, or 12.2% of total loans. The largest permanent commercial real estate loan in the Company's portfolio at December 31, 1998 was secured by commercial real property located in San Jose, California, with an outstanding principal balance of $4.5 million.

         As part of its operating strategy, the Company has increased the level of its commercial real estate lending in California. The majority of the commercial loans are located in Northern and Central California. Loans secured by commercial real estate properties, like multi-family loans, are generally larger and involve a greater degree of risk than one-to-four family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to a great extent to adverse conditions in the real estate market or the economy. The Company seeks to minimize these risks through strict underwriting standards, which require such loans to be qualified on the basis of the property's income and debt service ratio, by requiring annual operating statements on the properties, and by acquiring personal guarantees from the borrowers.

         Construction Lending. The Company originates construction loans for the acquisition and development of property. Historically, the majority of the Company's construction loans have been to finance the construction of one-to-four family, owner-occupied residential properties. During 1998, the Company increased the amount of its construction lending on commercial real estate, residential land development projects and in one case a church.

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

         The Company's construction loans typically have adjustable rates and terms of 12 to 18 months. The Company originates one-to-four family and multi-family residential construction loans in amounts up to 80% of the appraised value of the property, subject to loans to one-borrower limitations. Land development loans are determined on an individual basis, but in general they do not exceed 70% of the actual cost or current appraised value of the property, whichever is less. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant.

         At December 31, 1998, the Company had gross construction and land development loans totaling $51.6 million or 15.8% of total loans, on which there were total undisbursed loan funds of $24.2 million. The largest construction loan in the Company's portfolio at year-end was a $5.6 million land development loan secured by real estate located in Castroville, California.

         Land Lending. The Company offers loans secured against land in its immediate marketplace.

         At December 31, 1998, the Company had land loans totaling $7.8 million or 2.4% of total loans. The largest land loan in the Company's portfolio at year-end was a $1.1 million loan secured by land located in Soledad, California.

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

         At December 31, 1998, the Company had business loans totaling $7.3 million or 2.2% of total loans. The largest business loan in the Company's portfolio at year end was a $5.0 million loan to American Home Loan Corp.
(AHLC), which operates primarily as the holding company for Bank USA, a Federal Savings Bank. Both AHLC. and Bank USA conduct operations in the Phoenix, Arizona market. The loan is primarily secured by the 97% ownership interest that AHLC has in Bank USA.

         Loan Approval Procedures and Authority. The Board of Directors has ultimate responsibility for the lending activity of the Company, establishes the lending policies of the Company, and reviews properties offered as security. The Board of Directors has authorized the following loan approval authorities: mortgage loans in amounts of $240,000 and below may be approved by the Company's staff underwriters; mortgage loans in excess of $240,000 and up to $350,000 may be approved by the underwriting/processing manager;

mortgage loans in excess of $350,000 and up to $400,000 may be approved by the real estate loan administrator; loans in excess of $400,000 and up to $500,000 require the approval of the Chief Lending Officer; and loans in excess of $500,000 and up to $750,000 require the approval of the Chief Executive Officer or the President. Loans in excess of $750,000 and up to $2.0 million require the approval of the Directors' Loan Committee, which is comprised of members of the Company's Board of Directors. A resolution of the Board of Directors is required for mortgage loans in excess of $2.0 million. The President or Chief Loan Officer may approve non-real estate loans up to $75,000. The Director's Loan Committee can approve such loans up to $2.0 million. Any loans greater than $2.0 million must be approved by the full Board of Directors.

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

                                                                                                   At December 31,
                                      -----------------------------------------------------------------------------------
                                                1998                        1997                        1996
                                      -------------------------   -------------------------   -------------------------

                                                     Percent                     Percent                     Percent
                                        Amount       of total       Amount       of total       Amount       of total
                                      -----------   -----------   -----------   -----------   -----------   -----------
                                                                     (Dollars in thousands)
Real estate:
   Residential:
      One-to-four family.............   $187,208        57.10%      $205,218        71.36%      $201,579        85.22%
      Multi-family...................     33,110        10.10%        23,355         8.12%        22,455         9.49%
Commercial real estate...............     40,227        12.27%        20,159         7.01%         7,524         3.18%
Construction.........................     51,624        15.75%        35,150        12.23%         4,131         1.75%
Land.................................      7,774         2.37%         1,869          .65%            95          .04%
Business loans.......................      6,679         2.04%           943          .33%                        .00%
                                                                                                       -
Business lines of credit.............        595          .18%           270          .09%                        .00%
                                                                                                       -
   Other(1)..........................        658          .20%           598          .21%           763          .32%
                                       ---------     ---------     ---------     ---------     ---------     ---------
         Total loans.................    327,875       100.00%       287,562       100.00%       236,547       100.00%
                                                     =========                   =========                   =========
Plus (Less):
   Undisbursed loan funds............    (24,201)                    (21,442)                     (1,822)
   Unamortized premium, net..........        492                         556                         452
   Deferred loan fees, net...........       (434)                       (742)                       (528)
   Allowance for loan losses.........     (2,780)                     (1,669)                     (1,311)
                                       ---------                   ---------                   ---------
      Total loans, net...............    300,952                     264,265                     233,338
Less:
   Loans held for sale:
      One-to-four family.............     (2,177)                       (514)                       (130)
                                       ---------                   ---------                   ---------
         Total loans held for
            investment...............   $298,775                    $263,751                    $233,208
                                       =========                   =========                   =========




                                        ------------------------------------------------------
                                                   1995                        1994
                                         -------------------------   -------------------------

                                                        Percent                     Percent
                                           Amount       of total       Amount       of total
                                         -----------   -----------   -----------   -----------
Real estate:
   Residential:
      One-to-four family.............      $199,917        86.29%      $216,872        88.36%
      Multi-family...................        21,503         9.28%        22,231         9.06%
Commercial real estate...............         4,191         1.81%         2,903         1.18%
Construction.........................         5,379         2.32%         2,848         1.16%
Land.................................            97          .04%            99          .04%
Business loans.......................                        .00%                        .00%
                                                  -                           -
Business lines of credit.............                        .00%                        .00%
                                                  -                           -
   Other(1)..........................           605          .36%           503          .20%
                                         ----------    ----------    ----------    ----------
         Total loans.................       231,692       100.00%       245,456       100.00%
                                                       ==========                  ==========
Plus (Less):
   Undisbursed loan funds............        (1,895)                     (1,178)
   Unamortized premium, net..........           651                       1,006
   Deferred loan fees, net...........          (607)                       (971)
   Allowance for loan losses.........        (1,362)                       (808)
                                         ----------                  ----------
      Total loans, net...............       228,479                     243,505
Less:
   Loans held for sale:
      One-to-four family.............           (92)                    (16,082)
                                         ----------                  ----------
         Total loans held for
            investment...............      $228,387                    $227,423
                                         ==========                  ==========

--------------------------------------
(1) Includes loans secured by savings accounts and unsecured consumer loans.

     Loan Maturity: The following table shows the contractual maturities of the Company's gross loans at December 31, 1998. The table includes loans held for sale of $2,177,000. The table does not include principal repayments. Principal repayments on total loans totaled $99.3 million for the year ended December 31, 1998.


                                                                                               At December 31, 1998
                                               ---------------------------------------------------------------------------------

                                                 One-to-Four                      Commercial     Construction
                                                   Family       Multi-Family     Real Estate       and Land          Business
                                               --------------  --------------  ---------------  ---------------  ---------------
                                                                               (In thousands)
Amounts due:
   One year or less............................        $ 345           $   -            $   -        $ 40,628             $ 990
                                                    --------        --------         --------        --------           -------

   After one year:
      More than one year to three years........          270              74            2,097          17,043             5,035
      More than three years to five years......          878             127            7,010           1,429               705
      More than five years to 10 years.........        2,546           1,268              380              28               544
      More than 10 years to 20
        years                                          6,011           1,581            1,615             271                 -
      More than 20 years.......................      177,159          30,289           28,895                -                -
                                                    --------        --------         --------        --------           -------

         Total due after December 31, 1999.....      186,864          33,339           39,997          18,771             6,284
                                                    --------        --------         --------        --------           -------

   Total amount due............................      187,209          33,339           39,997          59,399             7,274

Less:
   Undisbursed loan funds......................            -               -                -         (24,201)                -
   Unamortized (discounts) premiums............          519             (28)               -               -                 -
   Deferred loan fees, net.....................         (248)            (44)             (53)            (79)              (10)
   Allowance for loan losses...................       (1,161)           (317)            (564)           (677)              (47)
                                                    --------        --------         --------        --------           -------

      Total loans, net.........................      186,319          32,950           39,380          34,442             7,217

Loans held for sale............................       (2,177)              -                -               -                 -
                                                    --------        --------         --------        --------           -------
Loans receivable held for investment...........     $184,142        $ 32,950         $ 39,380        $ 34,442           $ 7,217
                                                    ========        ========         ========        ========           =======







                                                    ------------------------------------

                                                                          Total Loans
                                                          Other(1)         Receivable
                                                      ---------------  -----------------


Amounts due:
   One year or less............................                $ 658         $ 42,621
                                                               -----         --------

   After one year:
      More than one year to three years........                    -           24,519
      More than three years to five years......                    -           10,149
      More than five years to 10 years.........                    -            4,766
      More than 10 years to 20
        years                                                      -            9,478
      More than 20 years.......................                    -          236,343
                                                               -----         --------

         Total due after December 31, 1999.....                    -          285,255
                                                               -----         --------

   Total amount due............................                  658          327,876

Less:
   Undisbursed loan funds......................                    -          (24,201)
   Unamortized (discounts) premiums............                    -              491
   Deferred loan fees, net.....................                   (1)            (434)
   Allowance for loan losses...................                  (14)          (2,780)
                                                               -----         --------

      Total loans, net.........................                  644          300,952

Loans held for sale............................                    -           (2,177)
                                                               -----         --------
Loans receivable held for investment...........                $ 644         $298,775
                                                               =====         ========

--------------------------
(1)    Includes loans secured by savings accounts and unsecured loans.

                                       8

         The following table sets forth at December 31, 1998, the dollar amount of gross loans receivable contractually due after December 31, 1999, and whether such loans have fixed or adjustable rates.

                                                                 Due After December 31, 1999
                                                       -------------------------------------------------
                                                           Fixed          Adjustable         Total
                                                       --------------   ---------------  ---------------
                                                                         (In thousands)
         Real estate loans:
            One-to-four family....................         $25,439         $ 165,701        $ 191,141
            Multi-family..........................             806            29,735           30,541
            Commercial real estate................           6,239            39,702           45,940
            Construction and land.................           2,457            18,189           20,645
            Business loans........................               -             1,803            1,804
                                                           -------         ---------        ---------
               Total loans receivable due
                  after December 31, 1999.........         $34,941         $ 255,130        $ 290,071
                                                           =======         =========        =========

         Originations, Purchases and Sales of Loans. The Company's mortgage lending activities are conducted primarily through its eight branch offices and approximately 60 wholesale loan brokers who deliver loan applications to the Company. In addition, the Company has developed correspondent relationships with a number of financial institutions to facilitate the origination of mortgage loans on a participation basis. Loans presented to the Company for purchase or participation are underwritten substantially in accordance with the Company's established lending standards, which consider the financial condition of the borrower, the location of the underlying property, and the appraised value of the property, among other factors. The majority of the Company's purchased loans and participations are current index, adjustable rate mortgages secured by real estate located within the state of California. At December 31, 1998, the Company had entered into participation agreements with other financial institutions to originate construction, commercial real estate, and land loans, of which the Company's share was $19.9 million.

         As part of its interest rate risk management and investment strategy, during 1998 the Company purchased $78.8 million of one-to-four family adjustable rate mortgage loans. As of December 31, 1998, $52.8 million, or 17.7%, of the Company's net loans receivable had been purchased from other financial institutions. Of this amount, $45.0 million, or 85.2%, were loans secured by one-to-four family residences located throughout the United States and $7.8 million, or 14.8%, were multi-family mortgage loans secured by apartment buildings located in the Greater San Francisco Bay area.

         On an ongoing basis, depending on its asset and liability strategy, the Company originates one-to-four family residential mortgage loans for sale in the secondary market. Loan sales are dependent on the level of loan originations and the relative customer demand for mortgage loans, which is affected by the current and expected future level of interest rates. During the years ended December 31, 1998 and 1997, the Company sold $15.9 million and $3.4 million, respectively, of fixed rate mortgage loans. The level and timing of any future loan sales will depend upon market opportunities and prevailing interest rates at the time such a decision is made. From time to time, depending on its asset and liability strategy, the Company converts a portion of its mortgages into readily marketable FHLMC or FNMA mortgage-backed securities. In 1998, the Company converted approximately $48.4 million of fixed rate residential loans into mortgage-backed securities. The securitization was undertaken primarily to provide greater marketability of the loans and therefore, allow easier sale of the loans in order to reduce interest rate risk.

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

         Loan Servicing. The Company services its own loans as well as loans owned by others. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, holding escrow funds for the payment of real estate taxes and insurance premiums, contacting delinquent borrowers, and supervising foreclosures and property dispositions in the event of unremedied defaults. Loan servicing income is recorded on an accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. At December 31, 1998 and 1997, respectively, the Company was servicing $75.4 million and $52.1 million of loans for others.

         Classified Assets and Real Estate Owned. To measure the quality of assets, the Company has established internal asset classification guidelines as part of its credit monitoring system for identifying and reporting problem assets and determining provisions for anticipated loan and real estate owned ("REO") losses. Under these guidelines, an allowance for anticipated loan and REO losses is established when certain conditions exist. The Internal Asset Review Committee, comprised primarily of senior managers and Board members, oversees the administration of the internal asset classification guidelines and reports results to the Board of Directors.

         The Company classifies assets it considers of questionable quality employing the classification categories of "substandard," "doubtful," and "loss." An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged. Substandard assets include those characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, questionable and there is a high probability of loss. An asset classified as loss is considered uncollectible and of such little value that it should not be included as an asset. Total classified assets of the Company increased to $5.1 million at December 31, 1998 from $2.5 million at December 31, 1997. Classified assets were 1.13% of total assets at December 31, 1998, compared to 0.63% a year earlier.

         At December 31, 1998, the Company had $6.4 million of assets classified as substandard and no assets classified as doubtful or loss. Substandard assets included $1.5 million of loans past due 90 days or more, $3.6 million of loans with identified risk characteristics such as a pattern of historical delinquencies and/or delinquent property tax status and $0.3 million of real estate owned. The largest substandard loan at December 31, 1998 was a single-family mortgage with an outstanding principal balance of $311,000.

         Assets, which possess weaknesses but do not currently expose the Company to sufficient risk to warrant classification as substandard, doubtful or loss are designated as "special mention." At December 31, 1998, the Company had $6.4 million of assets classified as special mention due to past delinquencies and other identifiable weaknesses. The largest special mention loan was a commercial mortgage loan with an outstanding balance of $1.7 million on December 31, 1998.

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

         A savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of Thrift Supervision ("OTS"), which can require the establishment of additional general or specific loss allowances. The OTS, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on allowances for loan and lease losses which provides guidance in determining the adequacy of general valuation guidelines. The policy statement recommends that savings institutions establish effective systems and controls to identify, monitor and address asset quality problems, analyze significant factors that affect the collectibility of assets, and establish prudent allowance evaluation processes. Management believes that the Company's allowance for loan losses is adequate given the composition and risks of the loan portfolio. However, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary. In addition, there can be no assurance that at some time in the future the OTS, in reviewing the Company's loan portfolio, will not request the Company to increase its allowance for loan losses, thus negatively impacting the Company's earnings for that time period.

         REO is recorded at the lower of the recorded investment in the loan or the fair value of the related asset on the date of foreclosure, less costs to sell. Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a real estate asset would yield in a current sale between a willing buyer and a willing seller. Development and improvement costs relating to the property are capitalized to the extent they are deemed to be recovered upon disposal. The carrying value of acquired property is continuously evaluated and, if necessary, an allowance is established to reduce the carrying value to net realizable value (which considers, among other things, estimated direct holding costs and selling expenses). At December 31, 1998, the Company had REO of $281,000, representing three one-to-four family residential properties acquired through foreclosure in 1998.

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

         The following table sets forth delinquencies in the Company's loan portfolio as of the dates indicated:


                                                     At December 31, 1998
                                  -----------------------------------------------------------
                                          60-89 Days                   90 Days or More
                                  ----------------------------    ---------------------------
                                                   Principal                      Principal
                                    Number          balance         Number         balance
                                   of loans        of loans        of loans        of loans
                                  ------------    ------------    -----------     -----------
                                                 (Dollars in thousands)
One-to-four family...........                           $ -              9         $ 1.479

Multi-family.................             -               -              -               -

Commercial...................             -               -              -               -

Construction and land........             1             145              -               -

Other........................             1               3              -               -
                                  ---------       ---------       --------        --------

   Total.....................             2            $148                        $ 1,479
                                  =========       =========       ========        ========



Delinquent loans to total
   gross loans...............          .10%            .05%           .43%            .45%





                                                        At December 31, 1997
                                    -----------------------------------------------------------
                                            60-89 Days                   90 Days or More
                                    ---------------------------     ---------------------------
                                                    Principal                       Principal
                                      Number         balance          Number         balance
                                     of loans        of loans        of loans       of loans
                                    -----------     -----------     -----------    ------------
                                                          (Dollars in thousands)
One-to-four family...........              2            $413               5            $781

Multi-family.................              -               -               1             817

Commercial...................              -               -               -               -

Construction and land........              -               -               -               -

Other........................              -               -               -               -
                                    --------        --------        --------       ---------

   Total.....................              2            $413               6          $1,598
                                    ========        ========        ========       =========

Delinquent loans to total
   gross loans...............           .09%            .16%            .35%            .60%





                                                     At December 31, 1996
                                  -----------------------------------------------------------
                                          60-89 Days                   90 Days or More
                                  ----------------------------    ---------------------------
                                                   Principal                      Principal
                                    Number          balance         Number         balance
                                   of loans        of loans        of loans        of loans
                                  ------------    ------------    -----------     -----------
                                                   (Dollars in thousands)
One-to-four family...........             3            $455             11         $ 1,392

Multi-family.................             -               -              -               -

Commercial...................             -               -              -               -

Construction and land........             -               -              -               -

Other........................             3               1              2               1
                                  ---------       ---------       --------         -------

                                          -               -              -               -

   Total.....................             6            $456             13         $ 1,393
                                  =========       =========       ========         =======
Delinquent loans to total
   gross loans...............          .14%            .19%           .06%            .59%

         Non-accrual and Past Due Loans. Loans are generally placed on nonaccrual status when the payment of interest is 90 days or more delinquent, or the collection of interest and/or principal is not probable under the contractual terms of the loan agreement. Loans on which the Company has ceased the accrual of interest constitute the primary component of the portfolio of nonperforming loans. Nonperforming loans consist of all nonaccrual loans and restructured loans not performing in accordance with their restructured terms. Nonperforming assets include all nonperforming loans and REO.

         At December 31, 1998, loans on nonaccrual totaled $1.5 million. For the year ended December 31, 1998, interest income which would have been earned had loans on non-accrual been performing in accordance with contractual terms was $126,000. At December 31, 1998, the Company had $1,437,000 of loans that met the definition of a troubled debt restructuring, of which $17,000 were 0-30 days delinquent and $1,420,000 were current and paying according to the terms of their contractually restructured agreements. The Company had $281,000 in REO at December 31, 1998, $321,000 at year-end 1997, and no REO at year-end 1996, 1995, and 1994.

         The following table sets forth information regarding nonperforming assets. The Company does not accrue interest on loans past due 90 days or more, and accordingly, there were no accruing loans past due 90 days or more at any of the dates presented below.

                                                                            At December 31,
                                                  --------------------------------------------------------------------
                                                     1998          1997          1996          1995          1994
                                                  ------------  ------------  ------------  ------------  ------------
Nonaccrual loans 90 days or more past due:                       (Dollars in thousands)

 Residential real estate:
      One-to-four family........................    $ 1,479          $781       $ 1,393       $ 1,544          $711
      Multi-family..............................          -           817             -           830             -
   Construction and land........................          -             -             -           825             -
   Non-mortgage.................................
                                                    -------       -------       -------       -------          ----
                                                          -             -             -             1             -
                                                          -             -             -             -             -
         Total loans on nonaccrual..............      1,479         1,598         1,393         3,200           711
   Restructured loans not performing............         17           300
                                                                                      -             -             -
   Real estate owned............................        281           321
                                                    -------       -------       -------       -------          ----
                                                                                      -             -             -
         Total nonperforming assets(1)..........    $ 1,777       $ 2,219       $ 1,393       $ 3,200          $711
                                                    =======       =======       =======       =======          ====
   Allowance for loan losses as a percent
      of gross loans receivable(2)..............       .87%          .63%          .56%          .59%          .33%

   Allowance for loan losses as a percent
      of total nonperforming loans(1)               175.85%        87.98%        94.10%        42.56%       113.64%

   Nonperforming loans as a percent
      of gross loans receivable(1)(2)...........       .49%          .71%          .59%         1.39%          .29%

   Nonperforming assets as a percent
      of total assets(1)........................       .39%          .54%          .33%          .97%          .24%

--------------------
(1) Nonperforming assets consist of nonperforming loans (nonaccrual loans and restructured loans not performing in accordance with their restructured terms) and REO. REO consists of real estate acquired through foreclosure and real estate acquired by acceptance of a deed-in-lieu of foreclosure.

(2) Gross loans receivable includes loans receivable held for investment and loans held for sale, and unamortized discounts and premiums.

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

         The Company has established a monitoring system for its loans in order to identify impaired loans and potential problem loans, and to permit periodic evaluation of the adequacy of allowances for losses in a timely manner. In analyzing its loans, the Company has established specific monitoring policies and procedures suitable for the relative risk profile and other characteristics of loans by type. The Company's smaller-balance residential one-to-four family, multi-family and non-mortgage loans are considered to be relatively homogeneous and no single loan is individually significant in terms of its size or potential risk of loss. Therefore, the Company generally reviews these loans by analyzing their performance and composition of their collateral for the portfolio as a whole. For non-homogenous loans the Company conducts a periodic review of each loan. The frequency and type of review is dependent upon the inherent risk attributed to each loan and the adversity of the loan grade. The Company evaluates the risk of loss and default for each loan subject to individual monitoring.

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

         The following table identifies the Company's total recorded investment in impaired loans by type at December 31, 1998 and 1997 (in thousands).

                                                                December 31,
                                                           ---------------------
                                                             1998           1997
                                                           ------         ------
Residential one-to-four family
   non-homogenous loans ..........................         $2,961         $  985
Multi-family loans ...............................            648            817
Land .............................................            145              -
                                                           ------         ------
      Total impaired loans .......................         $3,754         $1,802
                                                           ======         ======

         For the years ended December 31, 1998 and 1997, the Company recognized interest on impaired loans of $166,000 and $49,000, respectively. $1.5 million of impaired loans were on nonaccrual status at December 31, 1998, and $76,000 of interest was uncollected on impaired loans. During the years ended December 31, 1998 and 1997, the Company's average investment in impaired loans was $3.1 million and $1.3 million, respectively. Valuation allowances on impaired loans were $409,000 at December 31, 1998.

         Allowance for Estimated Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable. The allowance is based upon a number of factors, including asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management's assessment of the credit risk inherent in the portfolio, historical loan loss experience, and the Company's underwriting policies. At December 31, 1998, the Company's allowance for loan losses was .92% of total loans, compared to .63% at December 31, 1997. The Company will continue to monitor and modify its allowance for loan losses as conditions dictate. Various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. These agencies may require the Company to make additional provisions for loan losses, based on their judgments of the information available at the time of the examination.

         Activity in the Company's allowance for loan losses for the periods indicated are set forth in the table below (in thousands).

                                                              At or for the Year Ended December 31,
                                               --------------------------------------------------------------------
                                                  1998          1997           1996          1995          1994
                                               -----------    ----------    -----------   -----------    ----------
Balance at beginning of year..............       $1,669        $1,311        $1,362           $808          $387
Provision for loan losses.................          692           375            28            663           421
Allowance related to acquired loans                 416             -             -              -             -
Charge-offs, net..........................            3           (17)          (79)          (109)            -
                                                 ------        ------        ------         ------          ----
Balance at end of period..................       $2,780        $1,669        $1,311         $1,362          $808
                                                 ======        ======        ======         ======          ====

         The following table sets forth the Company's allowance for loan losses as a percentage of the total allowance, and the percentage of loans to total loans in each of the categories listed at the dates indicated.

                                                                                    At December 31,
              -------------------------------------------------------------------------------------------------------
                           1998                           1997                            1996
              -------------------------------------------------------------- ----------------------------------------
                                     Percent                        Percent                       Percent
                                       of                             of                            of
                                    loans in                        loans in                      loans in
                          Percent     each               Percent     each               Percent    each
                            of      category               of      category               of      category
                         allowance    to                allowance     to               allowance    to
                         to total    total              to total     total             to total    total
                Amount   allowance   loans     Amount   allowance    loans    Amount  allowance    loans     Amount
              --------  ---------- --------  ---------  ---------  --------  -------  -----------  ------   ---------
                                                                                (Dollars in thousands)
One-to-four
   family.....  $ 966    36.72%     57.32%     $ 846     50.69%    69.79%      $ 911    69.49%     85.22%   $ 1,080

Multi-family..    280    10.64%      9.82%       278     16.66%     7.85%        171    13.04%      9.49%       143

Commercial
   real estate    517    19.66%     12.49%       241     14.44%     6.79%        174    13.27%      3.18%        58

Construction
   and land..     605    23.02%     17.21%       229     13.72%    13.64%         20     1.53%      1.79%        77

Other........     262     9.96%      3.15%        75      4.49%     1.93%         35     2.67%       .32%         4
              -------    ------    -------   -------     ------   -------    -------    ------    -------   -------
Total
valuation
allowances... $ 2,630              100.00%   $ 1,669              100.00%    $ 1,311              100.00%   $ 1,362
              =======              =======   =======              =======    =======              =======   =======



                ------------------------------------------------------
                    1995                            1994
                ------------------------------------------------------
                               Percent                       Percent
                                  of                            of
                               loans in                      loans in
                   Percent       each              Percent     each
                      of       category              of      category
                   allowance     to               allowance    to
                   to total     total              to total   total
                   allowance    loans     Amount  allowance   loans
                  ----------  ---------  -------- ---------- ---------

One-to-four
   family.....     79.30%     86.29%     $ 676     83.66%    88.36%

Multi-family..     10.50%      9.28%        91     11.26%     9.06%

Commercial
   real estate      4.26%      1.81%        31      3.84%     1.18%

Construction
   and land..       5.65%      2.36%         7       .87%     1.20%

Other........        .29%       .26%         3       .37%      .20%
                    -----    -------     -----      -----   -------
Total
valuation
allowances...                100.00%     $ 808              100.00%
                             =======     =====              =======

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

         The  Company's   investment   activities   described   herein   include
transactions related to short-term investments, investment securities and mortgage-backed securities held by the Company. The investment policies of the Company as established by the Board of Directors attempt to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement the Company's lending activities. Specifically, the Company's policies generally limit investments to government and federal agency-backed securities and other non-government guaranteed securities, including corporate debt obligations, that are investment grade. The Company's policies provide the authority to invest in marketable equity securities meeting the Company's guidelines and in mortgage-backed securities guaranteed by the U.S. government and agencies thereof and other financial institutions. At December 31, 1998, the Company had federal funds sold and other short-term investments, investment securities (including certificates of deposit) and mortgage-backed securities with an aggregate amortized cost of $120.8 million and a market value of $122.1 million.

         At December 31, 1998, the Company had a total of $98.1 million of mortgage-backed securities of which $98.0 million were designated as available for sale, $64.3 million of the mortgage-backed securities were insured or guaranteed by the FNMA GNMA, and FHLMC and $47.6 million of the securities held were collateralized mortgage obligations, CMOs are multi-class mortgage-backed securities. A pool of mortgages is used to pay interest and principal on several classes at obligations, which can be fixed, or adjusting, and can have different lengths of maturity. The Company's mortgage-backed and mortgage-related securities portfolio consists primarily of seasoned fixed rate and adjustable rate mortgage-backed and mortgage-related securities. Investments in mortgage-backed securities involve a risk that actual prepayments will exceed prepayments estimated over the life of the security, which may result in a loss of any premium paid for such instruments, thereby reducing the net yield on the securities. At December 31, 1998, the Company had $19.2 million in corporate trust preferred securities. Corporate trust preferred securities are corporate debt issued by financial institutions for the purpose of augmenting capital. The corporate trust preferred securities held by the Company have been most recently rated not less than BBB by Standard & Poor. At December 31, 1998, the Company had a $256,000 investment in a FNMA note. If interest rates increase, the market value of these securities may be adversely affected.

         At December 31, 1998, the Company held mortgage-backed securities, and investment securities, including corporate trust preferred securities, issued by the following entities as to which, the aggregate total amortized cost of such securities exceeded 10% of the Company's equity.

                                                                        Amortized    Market
                                                                           Cost      Value
                                                                         --------   -------
                                                                            (In thousands)
Issuer:
   Chase Mortgage Finance Corporation .................................   $ 9,376   $ 9,383

   Federal Home Loan Mortgage Corporation .............................     9,067     9,002

   Federal National Mortgage Company ..................................    42,832    43,701

   Countywide Home Loans ..............................................     4,306     4,273

   Government National Mortgage Association ...........................    11,927    11,946

   Residential Asset Securitization Trust .............................    13,494    13,564

   Residential Funding Mortgage Series I ..............................     6,504     6,491

   BankAmerica Capital ................................................     3,812     3,825

   Chase Capital ......................................................     3,763     3,827

   Bankers Trust Capital ..............................................     3,634     3,800

   State Street Capital Trust .........................................     3,861     3,872

   Bank Boston Capital Trust ..........................................     3,588     3,830

         The  following  table  sets  forth  the  composition  of the  Company's mortgage-backed securities portfolio in dollar amounts and in percentages of the total  portfolio  at the dates  indicated.  Available  for sale  securities  are reflected at fair market value and held to maturity  securities are reflected at amortized cost pursuant to Statement of Financial  Accounting Standards No. 115,
Accounting  for Certain  Investments  in Debt and Equity  Securities  ("SFAS No.
115").
                                                                          At December 31,
                                            -----------------------------------------------------------------------------

                                                     1998                      1997                       1996
                                            ------------------------  ------------------------  -------------------------

                                                           Percent                   Percent                   Percent
                                              Amount       of total      Amount      of total      Amount      of total
                                            ------------  -----------  ------------ -----------  ------------ -----------

                                                                       (Dollars in thousands)
Mortgage-backed securities:
   FNMA..................................     $ 33,880       34.73%     $ 24,983       36.20%      $ 45,243      39.62%
   FHLMC.................................        4,658        4.78%       27,389       39.68%        38,206      33.46%
   GNMA..................................       11,549       11.84%       16,650       24.12%        15,158      13.27%
   CMO Floaters(1).......................            -            -            -            -        15,590      13.65%
   CMOs(2)...............................       47,462       48.65%            -            -             -           -
                                              --------      --------    --------      -------       -------     -------
Total mortgage-backed securities.........       97,549      100.00%       69,022      100.00%       114,197     100.00%
                                                            ========                  =======                   =======
Plus:
   Unamortized premium, net..............          554                     1,585                      2,586
                                               -------                   -------                   --------
Total mortgage-backed
   securities, net.......................       98,103                    70,607                    116,783
Less:
   Mortgage-backed securities
      available for sale.................      (98,006)                  (70,465)                  (116,610)
                                               -------                   -------                   --------
Total mortgage-backed securities
   held to maturity......................        $  97                     $ 142                     $  173
                                               =======                   =======                   ========

-------------------------------------------------

(1) The CMOs consisted primarily of mortgage-backed securities tied to single current index securities.

(2)   Includes CMO's issued by FNMA and FHLMC.



         The following table sets forth, certain information regarding the amortized cost and market values of the Company's mortgage-backed securities at the dates indicated.

                                                                      At December 31,
                                      --------------------------------------------------------------------------------
                                                1998                        1997                       1996
                                      --------------------------  -------------------------- -------------------------
                                       Amortized      Market       Amortized      Market      Amortized      Market
                                          Cost         Value         Cost         Value         Cost         Value
                                      ------------- ------------  ------------ ------------- ------------  -----------
Mortgage-backed securities:                                          (In thousands)
   Available for sale:
      GNMA........................     $ 11,927      $ 11,946      $ 17,184     $ 17,217      $ 15,786     $ 15,696
      FHLMC.......................        4,735         4,763        27,908       28,046        39,110       38,988
      FNMA........................       32,870        33,751        25,142       25,202        46,410       46,221
      CMO Floaters(1)                         -             -             -            -        15,788       15,705
      CMOs(2).....................       47,626        47,546             -            -             -            -
                                       --------      --------      --------     --------      --------     --------
         Total available for sale.       97,158        98,006        70,234       70,465       117,094      116,610
                                       --------      --------      --------     --------      --------     --------
Held to maturity:
   FNMA...........................           97            96           142          138           173          169
                                       --------      --------      --------     --------      --------     --------
      Total held to maturity......           97            96           142          138           173          169
                                       --------      --------      --------     --------      --------     --------
      Total mortgage-backed
         securities...............     $ 97,255      $ 98,102      $ 70,376     $ 70,603      $117,267     $116,779
                                       ========      ========      ========     ========      ========     ========

------------------------------------

(1) The CMOs consisted primarily of mortgage-backed securities tied to single current index securities.

(2)   Includes CMOs issued by FNMA and FHLMC.


       The table below sets forth  certain  information  regarding the amortized cost,  weighted  average  yields and  contractual  maturities of the  Company's,
investment   securities,   corporate  trust   preferred's  and   mortgage-backed
securities as of December 31, 1998.

                                                                                                  At December 31, 1998
                                            -----------------------------------------------------------------------------
                                                                        More than one year       More than five years
                                               One year or less           to five years              to ten years
                                            -----------------------   -----------------------   ------------------------
                                                         Weighted                   Weighted                  Weighted
                                            Amortized     average     Amortized     average     Amortized     average
                                               cost        yield         cost        yield         cost        yield
                                            -----------  ----------   -----------   ---------   -----------  -----------
                                                                                                 (Dollars in thousands)
Investment securities:
   Available for sale:
      U.S. government and
         federal agency obligations......       $  -                     $   -                     $ 252        6.68%
                                               -----                     -----                    ------
            Total available for sale.....          -                         -                       252        6.68%
                                               -----                     -----                    ------            -
            Total investment securities..       $  -                     $   -                     $ 252        6.68%
                                               -----                     -----                    ------
Corporate trust preferreds:
   Available for sale:

      Corporate trust preferreds.........       $  -                     $   -                     $   -
                                                ----                     -----                     -----
            Total available for sale.....          -                         -                         -
                                               -----                     -----                    ------
            Total investment securities..       $  -                     $   -                     $   -
                                                ====                     =====                     =====

Mortgage-backed securities:
   Held to maturity:

      FNMA...............................          -                        97       4.67%             -
                                               -----                     -----                    ------
         Total held for investment.......       $  -                     $  97       4.67%          $  -
                                               -----                     -----                    ------

   Available for sale:

      FHLMC..............................       $ 72       7.00%          $  -                      $  -

      GNMA...............................          -                         -                         -

      FNMA...............................          -                         -                     4,837        6.00%

      CMOs...............................          -                         -                         -
                                               -----                     -----                    ------
         Total available for sale........         72       7.00%             -                     4,837        6.00%
                                               -----                     -----                    ------
         Total mortgage-backed
            securities                         $  72       7.00%         $  97       4.67%        $4,837        6.00%
                                               =====                     =====                    ======





x                                             ----------------------------------------------------

                                                 More than ten years              Total
                                               ------------------------ --------------------------
                                                             Weighted                  Weighted
                                               Amortized     average     Amortized     average
                                                  cost        yield        cost         yield
                                               -----------  ----------- ------------ -------------

Investment securities:
   Available for sale:
      U.S. government and
         federal agency obligations......         $   -                    $  252         6.68%
                                               --------                  --------
            Total available for sale.....             -                                   6.68%
                                               --------                  --------
            Total investment securities..         $   -                     $ 252         6.68%
                                               --------                  --------
Corporate trust preferreds:
   Available for sale:

      Corporate trust preferreds.........      $ 18,658        6.71%     $ 18,658         6.71%
                                               --------                  --------
            Total available for sale.....        18,658        6.71%       18,658         6.71%
                                               --------                  --------
            Total investment securities..      $ 18,658        6.71%     $ 18,658         6.71%
                                               ========                  ========

Mortgage-backed securities:
   Held to maturity:

      FNMA...............................             -                       97          4.67%
                                               --------                  --------
         Total held for investment.......         $   -                     $  97         4.67%
                                               --------                  --------

   Available for sale:

      FHLMC..............................        $4,663        6.10%       $4,735         6.11%

      GNMA...............................        11,927        6.25%       11,927         6.25%

      FNMA...............................        28,033        7.38%       32,870         7.17%

      CMOs...............................        47,626        6.31%       47,626         6.31%
                                               --------                  --------
         Total available for sale........        92,249        6.62%       97,158         6.59%
                                               --------                  --------
         Total mortgage-backed
            securities                         $ 92,249        6.62%     $ 97,255         6.59%
                                               ========                  ========

Sources of Funds

         General. The Company's primary sources of funds are customer deposits, principal, and interest payments on loans and mortgage-backed securities, FHLB advances and other borrowings and, to a lesser extent, proceeds from sales of securities and loans. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.

         Deposits. The Company offers a variety of deposit accounts with a range of interest rates and terms. The Company's deposits consist of passbook savings, checking accounts, money market accounts and certificates of deposit. For the year ended December 31, 1998, certificates of deposit constituted 69.3% of total average deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Company's deposits are obtained predominantly from the areas in which its branch offices are located. The Company relies primarily on customer service and long standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Company's ability to attract and retain deposits. Certificate accounts in excess of $100,000 are not actively solicited by the Company, nor does the Company use brokers to obtain deposits.

         In April 1998, the Company assumed $29.7 million of deposit liabilities in exchange for an almost equal amount of loans.

         The Company offers a "multi-flex" certificate account with interest rates which, may be adjusted to prevailing market rates according to the terms of the account. The multi-flex account is available to customers for terms of either seven months or 17 months. The depositor may increase the interest rate once during the term to the current quoted rate, and may also withdraw all or a portion of the deposited funds once during the term of the account without penalty. The seven-month multi-flex certificate account allows the depositor to increase the deposit amount in the account. Management continually monitors the level of certificate accounts. Based on historical experience, management believes it will retain a large portion of such accounts upon maturity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The following table presents the deposit activity of the Company for the periods indicated).

                                                              For the Year Ended December 31,
                                                    ----------------------------------------------
                                                        1998            1997            1996
                                                                   (In thousands)
   Deposits..................................         $ 988,794       $ 695,432      $ 509,649
   Purchased deposits........................            29,651               -        102,063
   Withdrawals...............................          (984,895)       (708,545)      (519,800)
                                                      ---------       ---------      ---------
   Net deposits (withdrawals)................            33,550         (13,113)        91,912
   Interest credited on deposits.............            16,568          15,527         10,949
                                                      ---------       ---------      ---------
   Total increase in deposits................           $50,118         $ 2,414      $ 102,861
                                                      =========       =========      =========

         At December  31,  1998,  the Company had $62.5  million in  certificate accounts in amounts of $100,000 or more ("jumbo certificate  accounts") maturing as indicated in the following table. At December 31, 1997, the Company had $59.0 million of jumbo certificate accounts,  with a weighted average rate of 5.41% at year-end.  The  Company  does not  offer  premium  rates  on  jumbo  certificate accounts.
                                                                                     Weighted
                     Maturity Period                              Amount           Average Rate
   ----------------------------------------------------      ----------------     --------------
                                                              (In thousands)
   Three months or less...............................           $ 14,003              5.36%
   Over three through six months......................             20,226              5.24%
   Over six through 12 months.........................             19,484              5.24%
   Over 12 months.....................................              8,744              4.98%
                                                                 --------
                   Total..............................           $ 62,457              5.23%
                                                                 ========

         The following table sets forth the distribution of the Company's average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented.


                                                                                 For the Year Ended December 31,
                                      --------------------------------------------------------------------------------
                                                      1998                                    1997
                                      -------------------------------------   --------------------------------------
                                                    Percent                                  Percent
                                                    of total     Weighted                   of total      Weighted
                                       Average      average       average      Average       average      average
                                       balance      deposits       rate        balance      deposits        rate
                                      ----------   -----------   ----------   -----------   ----------   -----------

                                                                                    (Dollars in thousands)

Money market deposits.............     $42,603       12.04%        4.03%       $34,612       10.89%        3.88%

Passbook deposits.................      15,204        4.30%        1.83%        13,396        4.22%        1.89%

Checking accounts.................      29,935        8.46%         .76%        17,925        5.64%         .49%
                                       --------     -------                    --------     -------
      Total.......................      87,742       24.80%                     65,933       20.75%
                                       --------     -------                    --------     -------

Certificate accounts:

   Three months or less...........      59,307       16.76%        5.40%        53,470       16.83%        5.34%

   Over three through six months..      54,655       15.44%        5.34%        48,621       15.29%        5.35%

   Over six through 12 months.....      93,413       26.39%        5.43%        83,101       26.15%        5.57%

   Over one to three years........      54,481       15.38%        5.42%        64,251       20.22%        5.62%

   Over three to five years.......       4,369        1.23%        5.98%         2,267         .71%        6.14%

   Over five to ten years.........           -            -                        145         .05%        6.98%
                                       --------     -------                    --------     -------

      Total certificates..........     266,225       75.20         5.41%       251,855       79.25%        5.50%
                                       --------     -------                    --------     -------

      Total average deposits......     $353,967     100.00%        4.80%       $317,788     100.00%        4.89%
                                       ========     =======                    ========     =======




                                       --------------------------------------
                                                       1996
                                        -------------------------------------
                                                      Percent
                                                      of total     Weighted
                                         Average      average      average
                                         balance      deposits       rate
                                        ----------   -----------  -----------



Money market deposits.............      $ 19,387        8.65%        3.58%

Passbook deposits.................        13,381        5.97%        1.90%

Checking accounts.................        13,485        6.01%         .58%
                                        --------      -------
      Total.......................        46,253       20.63%
                                        --------      -------

Certificate accounts:

   Three months or less...........        35,720       15.93%        5.57%

   Over three through six months..        37,366       16.67%        5.61%

   Over six through 12 months.....        58,924       26.28%        5.61%

   Over one to three years........        44,584       19.88%        5.71%

   Over three to five years.......         1,166         .52%        6.65%

   Over five to ten years.........           204         .09%        7.23%
                                        --------      -------

      Total certificates..........       177,964       79.37%        5.58%
                                        --------      -------

      Total average deposits......      $224,217      100.00%        4.88%
                                        ========      =======

         The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 1998 (in thousands).

                                                     Period to Maturity from December 31, 1998
                                  ----------------------------------------------------------------------------------
                                                               Over Two
                                     One         Over One        to             Three         Four         Over
                                   Year or        to Two        Three          to Four       to Five       Five
                                    Less          Years         Years           Years         Years        Years
                                  -----------   -----------   -----------   ------------  ------------  ------------
     Certificate accounts:
        0 to 4.00%................$    981       $     3       $     -        $    -        $     -         $   -
        4.01 to 5.00%.............  69,037        19,032           163             -            143             -
        5.01 to 6.00%............. 143,851        13,948         1,158           773          1,976             -
        6.01 to 7.00%.............   2,439           449           484         1,257             90             -
        7.01 to 8.00%.............     500           128           155             -              -             -
        8.01 to 9.00%.............     415            19             -             -              -             -
        Over 9.01%................     105             2             -             -              -             -
                                   --------      -------       -------        ------        -------         -----

           Total.................. $217,328      $33,581       $ 1,960        $2,048        $ 2,209         $   -
                                   ========      =======       =======        ======        =======         =====



                                                 At December 31,
                                      ----------------------------------------



                                          1998          1997          1996
                                      ------------   -----------   -----------
     Certificate accounts:
        0 to 4.00%................     $    984      $     26      $  1,431
        4.01 to 5.00%.............       88,375         4,444        31,457
        5.01 to 6.00%.............      161,706       232,318       194,505
        6.01 to 7.00%.............        4,719        15,195        21,753
        7.01 to 8.00%.............          783         1,432         3,311
        8.01 to 9.00%.............          434           485           511
        Over 9.01%................          125           176
                                       --------      --------      --------

           Total..................     $257,126      $254,076      $253,244
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

         FHLB advances are collateralized by the Company's mortgage loans, mortgage-backed securities, and investment in the capital stock of the FHLB. See "Regulation - Federal Home Loan Bank System." FHLB advances are made pursuant to several different credit programs with varying interest rate and maturity terms. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the OTS and the FHLB. At December 31, 1998, the Company had $35.2 million of outstanding borrowings from the FHLB.

         Reverse repurchase agreements are collateralized by mortgage-backed securities. At December 31, 1998 the Company had $4.5 million of securities sold under agreements to repurchase.

         The following table sets forth information regarding the Company's borrowed funds at or for the indicated years.


                                                                         At or For the Years Ended December 31,
                                                                      ---------------------------------------------
                                                                           1998           1997          1996
                                                                                (Dollars in thousands)
         FHLB advances:
            Average balance outstanding.....................              $28,059       $40,520        $43,619

            Maximum amount outstanding at any
               month end during the year....................               73,787        46,432         99,607

            Balance outstanding at year end.................               35,182        32,282         46,807

            Weighted average interest rate during
               the year.....................................                5.93%         5.92%          5.75%

            Weighted average interest rate at
               year end.....................................                5.54%         6.09%          5.72%


                                                                         At or For the Years Ended December 31,
                                                                      ---------------------------------------------
                                                                           1998           1997          1996
                                                                                (Dollars in thousands)
         Securities sold under agreements to repurchase:

            Average balance outstanding.....................              $ 5,007       $ 8,234        $14,644

            Maximum amount outstanding at any
               month end during the year....................                5,200        13,000         16,648

            Balance outstanding at year end.................                4,490         5,200         13,000

            Weighted average interest rate during
               the year.....................................                5.92%         5.91%          5.98%

            Weighted average interest rate at
               Year-end.....................................                5.69%         5.95%          5.94%

                              Subsidiary Activities

         Portola, a California corporation, is engaged on an agency basis in the sale of insurance and investment products to the Company's customers and members of the local community. At December 31, 1998, Portola had $458,500 in total assets. Portola recorded a net loss of $3,677 for the year ended December 31, 1998.

Personnel

         As of December 31, 1998, the Company had 110 full-time employees and 5 part-time employees. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good.


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

         The Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Bank is a member of the Federal Home Loan Bank ("FHLB") System and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Bank's safety and soundness compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress could have a material adverse impact on the Company, the Bank and their operations. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company.

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

         The HOLA prohibits a savings and loan holding company directly, or indirectly, or through one or more subsidiaries, from acquiring more than 5% of the voting stock of another savings institution or holding company thereof, without prior written approval of the OTS; acquiring or retaining, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities other than those permitted by the HOLA; or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

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

Federal Savings Institution Regulation

         Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 3.0% leverage (core) capital ratio, and an 8.0% risk-based capital ratio. Core capital is defined as common stockholder's equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain purchased mortgage servicing rights and credit card relationships. The OTS regulations also require that, in meeting the tangible, core and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank. The holding company is not subject to the minimum capital requirements that the Bank is subject to.

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

         The following table sets forth the amounts and ratios  regarding actual and minimum tangible,  core, and risk-based capital requirements,  together with the  amounts  and ratios  required  in order to meet the  definition  of a "well capitalized" institution.
                                          Minimum Capital         Well Capitalized
                                            Requirements            Requirements                Actual
                                        ---------------------   ---------------------    ---------------------
                                         Amount      Ratio       Amount       Ratio      Amount       Ratio
                                        ---------   ---------   ---------    --------    --------    ---------
         As of December 31, 1998:
            Total capital
               (to risk-weighted assets) $21,980      8.00%     $27,475      10.00%     $31,882      11.60%
            Tier 1 capital
               (to risk-weighted assets)   N/A         N/A       16,334      6.00%       29,319      10.77%
            Tier 1 capital
               (to adjusted assets)      17,522       4.00%      21,902      5.00%       29,319       6.69%
            Tangible capital
               (to tangible assets)       6,571       1.50%        N/A         N/A       29,319       6.69%

         Insurance of Deposit Accounts. The deposits of the Bank are presently insured by the SAIF, except for certain acquired deposits which are insured by the BIF. The SAIF and the BIF are administered by the FDIC. The FDIC uses a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums on a sliding scale based upon their respective levels of capital and results of supervisory evaluations. Institutions classified as well-capitalized (as defined by the FDIC) and not considered to otherwise be of supervisory concern pay the lowest premium. For the year ended December 31, 1998, regular SAIF assessments ranged from 0 to 27 basis points. The Bank's assessment rate for the year ended December 31, 1998 was 0 basis points and the total deposit insurance premium paid by the Bank in fiscal 1998 was $139,000.

         In addition, pursuant to the Deposit Insurance Funds Act of 1996, effective January 1, 1997, all SAIF-insured deposits and all BIF-insured deposits are subject to special assessments to make payments on bonds issued by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. The FDIC reviews the FICO assessment rate quarterly. For fiscal 1998, the rate was 6.1 basis points for SAIF-insured deposits and 1.22 basis points for BIF-insured deposits. Beginning on the earlier of January 1, 2000 or the date that the BIF and SAIF are merged, SAIF and BIF-insured deposits will share the cost of paying interest on the FICO bonds on a pro rata basis.

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

         SAIF Recapitalization Assessment. The Funds Act levied a 65.7-cent fee on every $100 of thrift deposits held on March 31, 1995. For financial statement purposes, this assessment was reported as an expense for the quarter ended September 30, 1996. The Funds Act includes a provision, which states that the amount of any special assessment paid to capitalize SAIF under this legislation is deductible under Section 162 of the Code in the year of payment.

         Pending Legislation. Various proposals to eliminate the federal savings association charter, create a uniform financial institutions charter, and abolish the OTS to restrict savings and loan holding company activities have been introduced in Congress. The Company is unable to predict whether any of this legislation will be enacted or the extent to which laws enacted may restrict or otherwise adversely affect its operations.

         Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 1998, the Bank's limit on loans to one borrower was $4.8 million. At December 31, 1998, the Bank's largest aggregate outstanding balance of loans to one borrower totaled $5.0 million. This loan complied with the Bank's loans to one borrower limit at the time the loan was made.

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

         A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. At December 31, 1998, the Bank maintained 82.24% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

         Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Institution") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. In January 1999, the OTS adopted amendments to its capital distribution regulation, effective April 1999, that would generally authorize the payment of capital distributions without OTS approval if the institution met the requirement of the OTS for expedited treatment of applications, and the total capital distributions for calendar year did not require certain limits. However, institutions in a holding company structure would still have a prior notice requirement. At December 31, 1998, the Bank was a Tier 1 Bank.

         Liquidity. The Bank is required by OTS regulations to maintain an average daily balance of liquid assets in each calendar quarter of not less than 4% of either the amount of its liquidity base at the end of the preceding calendar quarter or the average daily balance of its liquidity base during the preceding calendar quarter. In addition to this minimum requirement, the Bank is required to maintain sufficient liquidity to ensure its safe and sound operations. The minimum liquidity requirement may be changed by the OTS to any amount within the range of 4% to 10%, depending upon economic conditions and the savings deposit flows of savings institutions. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's average liquidity ratio for the quarter ended December 31, 1998 was 5.2%. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

         Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessment, paid on a semi-annual basis, is computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended December 31, 1998 totaled $112,000.

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

Federal Reserve System

         Federal Reserve System ("FRB") regulations require savings institutions to maintain non-interest-earning reserves against their transactional accounts (primarily checking accounts). During the year ended December 31, 1998, the regulations generally required that reserves be maintained against transaction accounts as follows: for accounts aggregating $47.8 million or less, the requirement is 3%; and for accounts greater than $47.8 million, the requirement is $1.293 million plus 10% of that portion of total transaction accounts in excess of $47.8 million. The first $4.7 million of otherwise reservable balances are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements of the FRB may be used to satisfy OTS liquidity requirements.

                           FEDERAL AND STATE TAXATION

Federal Taxation

         General. The Bank and the Company report their income on a consolidated basis using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank has not been audited by the IRS during the last five years. For its 1998 taxable year, the Bank is subject to a maximum federal income tax rate of 35%.

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

Additional Item.  Executive Officers of the Registrant

         The following table sets forth certain information regarding the executive officers of the Company who are not also directors.

Name                                 Age(1)           Position Held With Company
-------------------------------    -----------        --------------------------


Carlene F. Anderson                    46             Corporate Secretary



---------------------------------------
(1)     At December 31, 1998

Item 2.  Properties.

         The Company conducts business through an administrative office located in Watsonville and eight branch offices. During 1998 the Company purchased and remodeled an existing office building located at 567 Auto Center Drive, Watsonville, California to serve as its centralized administrative building. Personnel of the Bank moved into the building in September 1998. As a result of the move, the Company sold its previous office facility located at 36 Brennan Street, Watsonville, California in September 1998. Management believes that with the newly acquired office building, its facilities will be adequate to meet the needs of the Company in the foreseeable future.

                                                                                            Net Book Value
                                                                                            of Property or
                                                           Original                           Leasehold
                                            Lease            Year           Date of         Improvements at
                                             or            Leased or        Lease             December 31,
      Location                              Owned          Acquired       Expiration             1998
     -----------------------------------   -------------  --------------  ----------        ---------------

     Administrative Offices:

     15 Brennan Street
     Watsonville, California  95076          Owned          12-31-65           N/A                $ 18,396

     567 Auto Center Drive
     Watsonville, California  95076          Owned          03-23-98           N/A               1,612,408

     Branch Offices:

     35 East Lake Avenue
     Watsonville, California  95076          Owned          12-31-65           N/A                 322,879

     805 First Street
     Gilroy, California  95020               Owned          12-01-76           N/A                 242,846

     1400 Munras Avenue
     Monterey, California  93940            Owned(1)        07-07-93         Monthly               934,556

     1890 North Main Street
     Salinas, California  93906              Owned          07-07-93           N/A               1,154,000

     1127 South Main Street
     Salinas, California  93901              Leased         08-08-93       07-31-98(2)              37,181

     8071 San Miguel Canyon Road
     Prunedale, California  93907            Leased         12-24-93       12-24-03(3)              72,718

     60 Bay Avenue
     Capitola, California  95020             Owned          12-10-96           N/A               1,125,518

     6265 Highway 9
     Felton, California  95018               Leased         04-07-98       04-07-03(2)              13,241

--------------------------------------------
(1)    Majority owned, portion of property leased.
(2)    The Company has options to extend the lease term for two consecutive five-year periods.
(3)    The Company has options to extend the lease term for three consecutive ten-year periods.

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


Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         The Common Stock of Monterey Bay Bancorp, Inc. is traded over-the-counter on the Nasdaq Stock Market under the symbol "MBBC." The stock began trading on February 15, 1995. As of March 24, 1999, there were 3,525,280 shares outstanding of the Company's common stock. As of February 26, 1999, there were 292 stockholders of record, not including persons or entities who hold their stock in nominee or "street" name.

         The following table sets forth the high and low bid prices per share for the Company's common stock for the periods indicated.

                                                  High Bid(1)       Low Bid(1)
                                                  -----------       ----------
         Year ended December 31, 1998:

            Fourth quarter                         $14.875           $10.750
            Third quarter                          $17.000           $13.200
            Second quarter                         $21.100           $14.800
            First quarter                          $21.600           $14.800

         Year ended December 31, 1997:

            Fourth quarter                         $16.400           $14.600
            Third quarter                          $16.600           $12.800
            Second quarter                         $13.800           $12.300
            First quarter                          $15.000           $11.650

         Year ended December 31, 1996:

            Fourth quarter                         $12.700           $10.700
            Third quarter                          $10.900           $ 9.100
            Second quarter                         $10.200           $ 9.400
            First quarter                          $10.200           $ 8.800

------------------------------------------
(1) Per share prices for periods ended prior to July 31, 1998, have been adjusted to reflect the 5 for 4 stock split effected on that date.

         The Board of Directors declared, and the Company paid, cash dividends of $0.12 and $0.09 per share during the years ended 1998 and 1997, respectively.

Item 6. Selected Financial Data.

         Selected consolidated financial data for each of the five years in the period ended December 31, 1998, consisting of data captioned "Selected Consolidated Financial and Other Data" appears on page three of the Company's 1998 Annual Report to Stockholders and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" appears on pages 5 to 21 of the Company's 1998 Annual Report to Stockholders and is incorporated herein by reference.

Item 7a. Quantitative and Qualitative Disclosure of Market Risk.

         "Quantitative and Qualitative Disclosure of Market Risk" appears on pages 6 to 8 of the Company's 1998 Annual Report to Stockholders and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

         The Consolidated Statements of Financial Condition of Monterey Bay Bancorp, Inc. and Subsidiary as of December 31, 1998 and 1997 and the related Consolidated Statements of Operations, Stockholders' Equity and Cash Flows for each of the years in the three-year period ended December 31, 1998, together with the related notes and the report of Deloitte and Touche LLP, independent auditors, appears on pages 22 to 58 of the Company's 1998 Annual Report to Stockholders and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on June 11, 1999, which will be filed no later than 120 days following the Registrant's Fiscal Year end. Information concerning executive officers who are not directors is contained in Part I of this report in reliance on Instruction G of Form 10-K.

Item 11. Executive Compensation.

         The information relating to director and executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on June 11, 1999, excluding the Compensation Committee Report on Executive Compensation and the Stock Performance Graph, which will be filed no later than 120 days following the Registrant's Fiscal Year end.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         The information relating to director and executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on June 11, 1999, which will be filed no later than 120 days following the Registrant's Fiscal Year end.

Item 13. Certain Relationships and Related Transactions.

         The information relating to director and executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on June 11, 1999, which will be filed no later than 120 days following the Registrant's Fiscal Year end.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1)   Financial Statements

         The following consolidated financial statements of the registrants and its subsidiaries are filed as a part of this document under Item 8. Financial Statements and Supplementary Data.

          Consolidated Statements of Financial Condition at December 31, 1998 and 1997.

          Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 1998.

          Consolidated Statements of Changes in Stockholders' Equity for each of the years in the three-year period ended December 31, 1998.

          Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 1998.

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

  3.2     Bylaws of Monterey Bay Bancorp, Inc.

  4.0     Stock Certificate of Monterey Bay Bancorp, Inc.*

 10.1 Form of Employment Agreement between Monterey Bay Bank and certain executive officers.*

10.2 Form of Employment Agreement between Monterey Bay Bancorp, Inc. and certain executive officers.*

10.3 Form of Change in Control Agreement between Monterey Bay Bank and certain executive officers.*

10.4 Form of Change in Control Agreement between Monterey Bay Bancorp, Inc. and certain executive officers.*

10.5      Form of Monterey Bay Bank of Employee Severance Compensation Plan.*

10.6      Monterey Bay Bank 401(k) Plan.*

10.7      Monterey  Bay Bank 1995  Retirement  Plan for  Executive  Officers and
          Directors.*

10.8      Form of Monterey Bay Bank Performance Equity Program for Executives.**

10.9 Form of Monterey Bay Bank Recognition and Retention Plan for Outside Directors.**

10.10     Form of Monterey Bay Bancorp, Inc. 1995 Incentive Stock Option Plan.**

10.11 Form of Monterey Bay Bancorp, Inc. 1995 Stock Option Plan for Outside Directors.**

11        Computation of Per Share Earnings.

13        Portions of the  Monterey  Bay  Bancorp,  Inc.  1998 Annual  Report to
          Shareholders.

21        Subsidiary  information is incorporated herein by reference to "Part I
          - Subsidiaries."

23        Consent of Deloitte & Touche LLP.

27        Financial Data Schedule.

   (b)    Report on Form 8-K

          The Registrant did not file any reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1998.

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

                                       MONTEREY BAY BANCORP, INC.

Date:  March 30, 1999                   By: /s/ Marshall G. Delk
---------------------                       --------------------
                                        Marshall G. Delk
                                        President, Chief Operating Officer,
                                        Director and Chief Financial Officer


         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

               Name                    Title                                                     Date
               ----                    -----                                                     ----
/s/ Gene R. Friend                     Chairman of the Board of Directors                        March 30, 1999
-----------------------------------    and Chief Executive Officer                               --------------
Gene R. Friend

/s/ Marshall G. Delk                   President, Chief Operating Officer, Director              March 30, 1999
-----------------------------------    and Chief Financial Officer                               --------------
Marshall G. Delk

/s/ P. W. Bachan                       Director                                                  March 30, 1999
-----------------------------------                                                              --------------
P. W. Bachan

/s/ Edward K. Banks                    Director                                                  March 30, 1999
-----------------------------------                                                              --------------
Edward K. Banks

/s/ Nicholas C. Biase                  Director                                                  March 30, 1999
-----------------------------------                                                              --------------
Nicholas C. Biase

/s/ Diane S. Bordoni                   Director                                                  March 30, 1999
-----------------------------------                                                              --------------
Diane S. Bordoni

/s/ Steven Franich                     Director                                                  March 30, 1999
-----------------------------------                                                              --------------
Steven Franich

/s/ Donald K. Henrichsen               Director                                                  March 30, 1999
-----------------------------------                                                              --------------
Donald K. Henrichsen

/s/ Stephen G. Hoffmann                Director                                                  March 30, 1999
-----------------------------------                                                              --------------
Stephen G. Hoffmann

/s/ Gary L. Manfre                     Director                                                  March 30, 1999
-----------------------------------                                                              --------------
Gary L. Manfre

/s/ McKenzie Moss                      Director                                                  March 30, 1999
-----------------------------------                                                              --------------
McKenzie Moss

/s/ Louis Resetar, Jr.                 Director                                                  March 30, 1999
-----------------------------------                                                              --------------
Louis Resetar, Jr.