Form 10-Q
period 1999-03-31
MONTEREY BAY BANCORP INC
filed 1999-05-14
CIK 930429


                                                     UNITED STATES
                                          SECURITIES AND EXCHANGE COMMISSION
                                                 WASHINGTON, DC 20549

                                                       FORM 10-Q

(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                     For the quarterly period ended March 31, 1999

                                                          or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from                to
                                                        -------------       -------------


                                        Commission File Number 0-24842


                                          MONTEREY BAY BANCORP, INC.
-------------------------------------------------------------------------------------------------------------
                           (Exact name of registrant as specified in its charter)

                      DELAWARE                                                       77-0381362
-------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)           (I.R.S. Employer Identification No.)


567 AUTO CENTER DRIVE, WATSONVILLE, CALIFORNIA                                             95076
-------------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                 (Zip Code)

                                                (831) 768-4800
-------------------------------------------------------------------------------------------------------------
                            (Registrant's telephone number, including area code)

                                                Not Applicable
-------------------------------------------------------------------------------------------------------------
             (Former name, former address and former fiscal year, if changed since last report)

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
                                      ---    ---
                                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares  outstanding of each of the issuer's classes of common stock, as of the latest  practicable  date:  3,535,387 shares of common stock, par value $.01 per share, were outstanding as of
May 12, 1999.

                                              MONTEREY BAY BANCORP, INC.

                                                         Index
PART I.          FINANCIAL INFORMATION                                                                              Page

                 Item 1.    Condensed Consolidated Statements of Financial Condition as of
                            March 31, 1999 and December 31, 1998..................................................    1

                            Condensed Consolidated Statements of Operations for the
                            Three Months Ended March 31, 1999 and 1998............................................    2

                            Condensed Consolidated Statement of Stockholders' Equity for the
                            Three Months Ended March 31, 1999.....................................................    3

                            Condensed Consolidated Statements of Cash Flows for the
                            Three Months Ended March 31, 1999.....................................................    4

                            Notes to Condensed Consolidated Financial Statements..................................    6

                 Item 2.
                            Management's Discussion and Analysis of Financial Condition
                            and Results of Operations.............................................................    7

                 Item 3.    Quantitative and Qualitative Disclosure of Market Risk................................   17

PART II.         OTHER INFORMATION

                 Item 1.    Legal Proceedings.....................................................................   18

                 Item 2.    Changes in Securities.................................................................   18

                 Item 3.    Defaults Upon Senior Securities.......................................................   18

                 Item 4.    Submission of Matters to a Vote of Security Holders...................................   18

                 Item 5.    Other Information.....................................................................   18

                 Item 6.    Exhibits and Reports on Form 8-K......................................................   18

SIGNATURES........................................................................................................   19

Item 1.  Financial Statements.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 1999 (UNAUDITED) AND DECEMBER 31, 1998 (Dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------
                                                                                March 31,         December 31,
                                                                                  1999                1998
                                                                              --------------      -------------
ASSETS

Cash and due from depository institutions                                     $    7,106          $    11,626
Overnight deposits                                                                 2,625                5,325
                                                                              ----------          -----------
      Total cash and cash equivalents                                              9,731               16,951

Loans held for sale, at market                                                       437                2,177

Securities available for sale:
   Mortgage-backed securities (amortized cost of $89,080 at March  31, 1999
      and $97,158 at December 31, 1998)                                           89,556               98,006

   Corporate trust preferreds (amortized cost, of $15,079 at March  31, 1999
      and $18,658 at December 31, 1998                                            15,571               19,154

   Investment securities (amortized cost of $252 at December 31, 1998)                 -                  256

Securities held to maturity:

   Mortgage-backed securities (market value of $86 at March 31, 1999
      and $96 at December 31, 1998)                                                   87                   97

Loans receivable held for investment (net of allowance for loan losses
   at March 31, 1999, $2,887; and at December 31, 1998, $2,780)                  317,713              298,775

Federal Home Loan Bank stock, at cost                                              3,089                3,039
Premises and equipment, net                                                        6,234                6,316
Accrued interest receivable                                                        2,596                2,537
Core deposit premiums and other intangibles, net                                   3,456                3,630
Other assets                                                                       2,575                3,881
                                                                              ----------          -----------
TOTAL ASSETS                                                                  $  451,045          $   454,819
                                                                              ==========          ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
   Savings deposits                                                           $  368,699          $   370,677
   Federal Home Loan Bank advances                                                33,582               35,182
   Securities sold under agreements to repurchase                                  4,170                4,490
   Accounts payable and other liabilities                                          1,970                2,581
                                                                              ----------          -----------
      Total liabilities                                                          408,421              412,930
                                                                              ----------          -----------
COMMITMENTS AND CONTINGENCIES                                                          -                    -

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 2,000,000 shares authorized and unissued           -                    -

   Common stock,  $.01 par value,  9,000,000  shares  authorized  and  4,378,289 shares issued (3,528,886 shares outstanding at March 31, 1999;
      and 3,505,355 shares outstanding at December 31, 1998)                          45                   45

   Additional paid-in capital                                                     27,650               27,586
   Unearned shares held by employee stock ownership plan (206,639 at
      March 31, 1999; and 215,623 at December 31, 1998)                          (1,322)              (1,380)

   Treasury stock, at cost (963,200 shares at March 31, 1999;
      and 986,731 shares at December 31, 1998)                                  (12,689)             (12,920)

   Retained earnings, substantially restricted                                    28,370               27,764
   Accumulated other comprehensive income - unrealized gain on securities            570                  794
                                                                              ----------          -----------
      Total stockholders' equity                                                  42,624               41,889
                                                                              ----------          -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $  451,045          $   454,819
                                                                              ==========          ===========

See notes to condensed consolidated financial statements.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)
(Dollars in thousands, except per share amounts)
----------------------------------------------------------------------------------------------------------------
                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                      --------------------------
                                                                                          1999        1998
INTEREST INCOME:
   Loans receivable                                                                    $  6,296    $  5,416
   Mortgage-backed securities                                                             1,528       1,149
   Other investment securities                                                              401         760
                                                                                       --------    --------

      Total interest income                                                               8,225       7,325
                                                                                       --------    --------

INTEREST EXPENSE:
   Savings deposits                                                                       3,914       3,864
   FHLB advances and other borrowings                                                       537         513
                                                                                       --------    --------

      Total interest expense                                                              4,451       4,377
                                                                                       --------    --------

NET INTEREST INCOME BEFORE PROVISION
   FOR LOAN LOSSES                                                                        3,774       2,948

PROVISION FOR LOAN LOSSES                                                                   220         109
                                                                                       --------    --------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                                                        3,554       2,839
                                                                                       --------    --------
NONINTEREST INCOME:
   Gain (loss) on sale of investment securities                                             217         (17)
   Gain  on sale of real estate owned                                                         9           9
   Commissions from sales of noninsured products                                            132         123
   Customer service charges                                                                 233         171
   Income from loan servicing                                                                17          46
   Other income                                                                              76          68
                                                                                       --------    --------

      Total noninterest income                                                              684         400
                                                                                       --------    --------
GENERAL AND ADMINISTRATIVE EXPENSE:
   Compensation and employee benefits                                                     1,360       1,172
   Occupancy and equipment                                                                  285         276
   Deposit insurance premiums                                                                42          22
   Data processing fees                                                                     243         183
   Legal and accounting expenses                                                            106          96
   Stationery, telephone and office expenses                                                141         107
   Advertising and promotion                                                                 57          60
   Amortization of core deposit premiums                                                    174         179
   Other expenses                                                                           414         345
                                                                                       --------    --------

      Total general and administrative expense                                            2,822       2,440
                                                                                       --------    --------

INCOME BEFORE INCOME TAX EXPENSE                                                          1,416         799

INCOME TAX EXPENSE                                                                          612         360
                                                                                       --------    --------

NET INCOME                                                                             $    804    $    439
                                                                                       ========    ========

BASIC EARNINGS PER SHARE                                                               $    .24    $    .12
                                                                                       ========    ========
DILUTED EARNINGS PER SHARE                                                             $    .24    $    .11
                                                                                       ========    ========
CASH DIVIDENDS PER SHARE                                                               $    .07    $    .06
                                                                                       ========    ========


See notes to condensed consolidated financial statements.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 1999 (Dollar amounts in thousands)
-----------------------------------------------------------------------------------------------------------------------


                                                                                                          Accumulated
                                                           Additional                                         Other
                                       Common Stock          Paid in    Acquired   Treasury   Retained    Comprehensive
                                   Shares(1)      Amount     Capital    by ESOP    Stock(2)   Earnings  Income, net of tax  Total
                                   ---------      ------   ----------   --------   --------   --------  ------------------ --------
Balance at
   December 31, 1998              3,505,355        $ 45      $27,586    $ (1,380)  $(12,920)   $27,764         $ 794       $41,889

Options exercised
   using treasury stock              23,531                                             231         47                         278

Dividends paid                                                                                    (246)                       (246)

Earned ESOP shares                                                64          58                                               122

   Net income                                                                                      804                         804

Change in unrealized gains
   on securities available for
   sale, net of taxes                                                                                            (97)          (97)

Reclassification adjustment
   for gains on securities
   available for sale included
   in income, net of taxes                                                                                      (127)         (127)

                                  -------------------------------------------------------------------------------------------------
Balance at
   March 31, 1999                 3,528,886        $ 45      $27,650    $ (1,322)  $(12,689)   $28,369         $ 570       $42,623
                                  =================================================================================================

(1) The number of shares of common stock includes 359,375 shares which are pledged as security for a loan to the Bank's ESOP. Shares earned at March 31, 1998 and December 31, 1997 were 152,734 and 143,750, respectively.

(2) The Company held 963,200 shares of repurchased Company common stock as of March 31, 1999 and 986,731 as of December 31, 1998.

See notes to condensed consolidated financial statements.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (Unaudited) (Dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------
                                                                                       Three Months Ended
                                                                                           March 31,
                                                                                 -------------------------------
OPERATING ACTIVITIES:                                                                1999              1998
                                                                                 -------------     -------------
   Net income                                                                    $      804        $     439
   Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization of premises and equipment                              119              115
   Amortization of core deposit premiums                                                174              179
   Amortization of purchase premiums, net of discounts                                   86              243
   Loan origination fees deferred, net                                                   36               51
   Amortization of deferred loan fees                                                   (33)             (93)
   Provision for loan losses                                                            220              109
   Compensation expense related to ESOP shares released                                 122              145
   (Gain) loss on sale of investment securities                                        (217)              17
   Gain on sale of real estate owned                                                    (10)              (9)
   Losses on sale of fixed assets                                                         -                7
   Charge-offs on loans receivable, net of recoveries                                  (113)               2
   Originations of loans held for sale                                               (2,455)          (2,913)
   Proceeds from sales of loans originated for sale                                   4,195            2,771
   Change in income taxes payable and deferred income taxes                             136              250
   Change in other assets                                                             1,178           (1,817)
   Change in interest receivable                                                        (59)            (400)
   Change in accounts payable and other liabilities                                    (454)            (327)
                                                                                 ----------        ---------

         Net cash  provided by operating activities                                   3,729           (1,231)
                                                                                 ----------        ---------

INVESTING ACTIVITIES:

   Loans originated for the portfolio, net                                          (40,196)         (19,688)
   Purchases of loans receivable                                                       (258)          (5,471)
   Principal payments on loans receivable                                            21,376           18,583
   Proceeds from sales of corporate securities available for sale                     3,807                -
   Principal paydowns on mortgage-backed securities                                   8,023            4,266
   Purchases of investment securities available for sale                                  -           (5,000)
   Proceeds from sales of investment securities available for sale                      251            4,971
   Proceeds from maturities of investment securities                                      -            8,245
   Purchases of FHLB stock                                                              (50)             (50)
   Purchases of premises and equipment, net                                             (36)          (1,191)
                                                                                 ----------        ---------

         Net cash (used in) provided by investing activities                         (7,083)           4,665
                                                                                 ----------        ---------

                                                 -continued-

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (Unaudited) (Dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------
                                                                                       Three Months Ended
                                                                                           March 31,
                                                                                 -------------------------------
                                                                                     1999              1998
                                                                                 -------------     -------------
FINANCING ACTIVITIES:

   Net increase (decrease) in savings deposits                                   $   (1,978)       $   6,170
   Proceeds on (repayments) of Federal Home Loan Bank advances, net                  (1,600)         (10,000)
   Repayments of reverse repurchase agreements, net                                    (320)             (10)
   Purchases of treasury stock, net of reissuance for exercise of options               278           (1,290)
   Cash dividends paid to stockholders                                                 (246)            (226)
                                                                                 ----------        ---------

      Net cash provided by (used in) financing activities                            (3,866)          (5,356)
                                                                                 ----------        ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                            (7,220)          (1,922)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     16,951           13,514
                                                                                 ----------        ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $    9,731        $  11,592
                                                                                 ==========        =========


CASH PAID DURING THE PERIOD FOR:

   Interest on savings deposits and advances                                     $    4,465        $   4,566

   Income taxes                                                                         411              101

NONCASH INVESTING ACTIVITIES:

   Real estate acquired in settlement of loans                                          280                -


See notes to condensed consolidated financial statements.

                           MONTEREY BAY BANCORP, INC.
              NOTES TO Condensed CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information. Accordingly, the adequacy of the disclosure contained herein has been determined with the presumption that the users of these interim financial statements have read or have access to the Annual Report on Form 10-K of Monterey Bay Bancorp, Inc. (the "Company") for the year ended December 31, 1998. Only material changes in financial condition and results of operations are discussed in the remainder of Part I of this Quarterly Report.

         In the opinion of the management of the Company and its subsidiary, Monterey Bay Bank (the "Bank"), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation of the Company's consolidated financial condition at March 31, 1999, and December 31, 1998, the results of its operations for the three months ended March 31, 1999 and 1998, and its cash flows for the three months ended March 31, 1999 and 1998. All significant inter-company balances and transactions have been eliminated in consolidation. Results of operations for any interim period are not necessarily indicative of the operating results that may be expected for any other interim period or for the entire year.

Note 1.

Recently issued Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities". The statement establishes accounting and reporting standards for derivative instruments and hedging activities. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is in the process of determining the impact of SFAS No. 133 on the Company's financial statements, which is not expected to be material.

         In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". The Company adopted this statement on January 1, 1999. It allows companies that hold mortgage loans for sale to classify mortgage-backed securities retained in a securitization of such loans as either held-to-maturity, available for sale, or trading based on management's intentions. This guidance is consistent with the treatment established for investments covered by SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities". The adoption of this statement was not material to the financial results of the Company.

Note 2.

Comprehensive Income

         The following tables disclose comprehensive income for the quarter ended March 31, 1999 and 1998 (dollars in thousands).

                                      Three Months Ended
                                          March 31,
                                     --------------------
                                         1999     1998

Comprehensive income:
   Net income                           $ 804    $ 439

Change in unrealized gains on
   securities available for sale,
   net of taxes                           (97)      71

Reclassification adjustment for gains
   on securities available for sale
   included in income, net of taxes      (127)      13
                                        -----    -----

Total comprehensive income              $ 580    $ 523
                                        =====    =====


Note 3.

Use of Estimates in the Preparation of Financial Statements

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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

         Monterey Bay Bancorp, Inc. (the "Company") is a savings and loan holding company incorporated in 1994 under the laws of the State of Delaware. The Company was organized as the holding company for Monterey Bay Bank ("the Bank") in connection with the Bank's conversion from the mutual to stock form of ownership. On February 14, 1995, the Company issued and sold 4,492,086 shares of its common stock at an issuance price of $6.40 per share, adjusted for splits, to complete the conversion. Net proceeds to the Company were $27.1 million, including shares purchased by the employee stock ownership plan, after deduction of conversion expenses and underwriting fees of $1.6 million. The Company used $13.5 million of the net proceeds to acquire all of the stock of the Bank. The Bank owns a subsidiary, Portola Investment Corporation ("Portola"), which sells insurance and brokerage services.

         The Company's primary business is providing conveniently located deposit facilities to attract checking, money market, savings and certificate of deposit accounts, and investing such deposits and other available funds in mortgage loans secured by one-to-four family residences, construction, commercial real estate, and business loans. The Bank's deposit gathering and lending markets are primarily concentrated in the communities surrounding its full service offices located in Santa Cruz, Monterey, and Santa Clara counties, in California. At March 31, 1999, the Bank had eight full service offices and one real administrative office.

         In December 1996, the Company assumed $102.1 million of savings deposits from Fremont Investment and Loan in exchange for cash and certain assets. On December 22, 1997, as part of its growth strategy, the Bank entered into an agreement with Commercial Pacific Bank ("CPB") to assume approximately $29.0 million in deposits and to acquire certain related assets. The agreement also calls for the Company to make a $5.0 million loan to the parent holding company of CPB. Consummation of these transactions was completed April 1998.

Safe Harbor Statement for Forward-Looking Statements

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

Overview

         The Company reported net income of $804,000, or $.24 per basic share, for the quarter ended March 31, 1999, compared to net income of $439,000, or $.12 per basic share, for the same period last year. Diluted earnings per share were $.24 for the first quarter of 1999, compared to $.11 a year ago. First quarter 1999 earnings were 83% higher than earnings for the similar period a year ago primarily due to substantial increases in net interest income resulting from higher levels of loans receivable and decreases in the cost of funds. Return on average equity was 7.89% and return on average assets was .72% for the quarter ended March 31, 1999 compared to 2.79% and .32%, respectively a year ago.

         Net interest income before provision for loan losses and recurring noninterest income rose $826,000 in 1999, from the comparable period in 1998. The increase in net interest income was primarily due to growth in loans receivable and decreases in the cost of funds. Increases in general and administrative expense for the quarter ended March 31, 1999 compared to the same period in 1998 was primarily attributable to higher compensation and employee benefits, as new employees were hired in mid 1998 to support the Company's deposit growth and the expansion of its branch locations and new product lines and services. Deposits have grown by approximately $42.0 million since March 31, 1998 with all of the net growth occurring in low cost checking, money market and passbook accounts. During the second quarter of 1998, the Bank opened its eighth full service branch location.

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

         Recently, the Company has focused its efforts on becoming more like a community-based commercial bank by increasing its commercial real estate, construction, multi-family and business lending activities. As well, the Company is focusing its deposit gathering efforts on small businesses in-market, which will complement the business lending function. Separately, the Company will continue to pursue growth in lower cost transaction deposit accounts (checking, passbook, and money market accounts).

Interest Income

         Interest income for the quarter ended March 31, 1999, increased by 12.3% to $8.2 million, compared to $7.3 million for the first quarter of 1998. The reason for the increase in interest income for the three months ended March 31, 1999, compared to the same period in 1998, was primarily due to a $44.3 million increase in the average balance of loans receivable, and a $25.1 million increase in the average balance of mortgage-backed securities, which was partially offset by a $22.4 million decrease in the average balance of corporate securities.

         The weighted average yield on interest earning assets was 7.57% for the three months ended March 31, 1999 compared to 7.52% for the same period in 1998. The average yield on loans receivable was virtually unchanged at 8.05% for the three months ended March 31, 1999, compared to 8.07% for the three months ended March 31, 1998. The weighted average yield on interest earning assets increased compared to the same period in 1998 due to loans receivable for the quarter ended March 31, 1999 representing a larger percentage of total interest earning assets. Average loans receivable for the quarter ended March 31, 1999 represented 71.9% of total interest earning assets compared to 68.9% for the same period in 1998. The Company is continuing to pursue its long-term strategic goal to increase the net interest margin by replacing lower-yielding securities with higher-yielding loans.

         Interest expense was $4.5 million for the quarter ended March 31, 1999, compared to $4.4 million for the similar period a year ago. The $100,000 increase in interest expense was due to the higher average outstanding balance of deposits of $47.3 million, which was almost entirely offset by a 67 basis point decline in the weighted average cost of funds year over year. The principal reason for the drop in the cost of funds is the decline in the cost of deposits, which is the largest category of interest bearing liabilities. The weighted average cost of deposits dropped to 4.20% for the quarter ended March 31, 1999 compared to 4.86% for the same period in 1998. The decline in the weighted average cost of deposits is due to the success the Company has had in achieving its strategic goals of changing the mix of deposits to increase transaction accounts (checking, passbook, and money market accounts) as well as a decline in rates paid on time deposits. At March 31, 1998, the company had $69.9 million in transaction accounts or 21.4% of total deposits with a weighted average cost of 2.46%. At March 31, 1999 transaction accounts total $127.4 million or 34.6% of total deposits with a weighted average cost of 2.90%.

         The changes in net interest income for the three months ended March 3l, 1999 compared with the corresponding periods in 1998 are analyzed in the following table. The table shows the changes by major component, setting forth changes attributable to changes in volume, changes attributable to changes in interest rates and the net effect of both (in thousands):

                                          Three Months Ended March 31,
                                            1999 Compared with 1998
                                               Increase (Decrease)
                                      ------------------------------------
                                       Volume         Rate           Net
                                      -------       -------        -------
Interest income:
   Loans                              $ 894          $ (14)         $ 880
   Mortgage-backed securities           418            (40)           378
   Investment securities               (360)             2           (358)
                                      -----          -----          -----

                                        952            (52)           900
                                      -----          -----          -----
Interest expense:
   On customer deposits                 290           (240)            50
   On borrowings                         82            (58)            24
                                      -----          -----          -----
                                        372           (298)            74
                                      -----          -----          -----

Change in net interest income         $ 580          $ 246          $ 826
                                      =====          =====          =====

         Average  assets and  liabilities  together with average  interest rates earned  and  paid  for the  three  months  ended  March  31,  1999  and 1998 are summarized as follows (dollars in millions):
                                                            Three Months Ended March 31,
                                              -------------------------------------------------------
                                                         1999                         1998
                                              -------------------------    --------------------------

                                               Average        Yield/        Average         Yield/
                                               Balance         Rate         Balance          Rate
                                              -----------   -----------    -----------     ----------
Interest earning assets:
   Loans                                        $ 313           8.05%       $ 268             8.07%
   Mortgage-backed securities                      94           6.50           69             6.66
   Investment securities                           28           5.74           53             5.86
                                                -----                       -----
      Total interest earning assets               435           7.57          390             7.52

Noninterest earning assets                         18                          16
                                                -----                       -----
      Total assets                              $ 453                       $ 406
                                                =====                       =====

Interest bearing liabilities:
   Deposits                                     $ 370           4.20%       $ 323             4.86%
   Borrowings                                      39           5.42           34             6.12
                                                -----                       -----
      Total interest bearing liabilities          409           4.31          357             4.98

Noninterest bearing liabilities                     2                           2
Stockholders' equity                               42                          47
                                                -----                       -----
      Total liabilities and
         stockholders' equity                   $ 453                       $ 406
                                                =====                       =====
Net interest rate spread                                        3.26%                         2.54%
Net interest margin                                             3.47%                         3.03%

Ratio of interest bearing assets to
   interest bearing liabilities                                  106%                          109%



Provision for Loan Losses

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

         For the three months ended March 31, 1999, the provision for loan losses was $220,000, compared to $109,000 for the same quarter in 1998. The Company increased its provision for loan losses largely due to an increase in higher risk forms of lending. At March 31, 1999, the Company's allowance for loan losses totaled $2.9 million or .90% of loans receivable, compared to $2.8 million or .92% of loans receivable at December 31, 1998. At March 31, 1999, the Company had real estate owned totaling $204,300, consisting of two one-to four-family residential properties acquired through foreclosure in 1998. Nonperforming loans totaled $204,363 or .06% of loans receivable at March 31, 1999 compared to $752,000, or .28% of loans receivable at March 31, 1998 and $1.5 million, or .50% of loans receivable at December 31, 1998.

Noninterest Income

         Noninterest income increased by 71% to $684,000 for the first quarter of 1999 compared to $400,000 a year ago, primarily due to a $234,000 increase in gain on the sale of an investment securities. Excluding the increase in gain on investment sales, noninterest income increased $50,000, or 13%, primarily from customer service charges stemming from a larger customer base and an increased number of checking accounts.

         For the three months ended March 31, 1999, customer service charges amounted to $233,000 compared to $171,000 for the corresponding period a year earlier. The increase in customer service fee income reflects continuing growth in the number of customer checking accounts resulting primarily from the continued consolidation of financial institutions in the Company's market.

General and Administrative Expenses

         General and administrative expenses were $2.8 million, for the first quarter of 1999, compared to $2.4 million for the similar period in 1998. The increase in 1999 was primarily attributable to higher compensation and employee benefits, as new employees were hired in mid 1998 to support the Company's deposit growth and the expansion of its branch locations and new product lines and services. General and administrative expense as a percentage of average assets increased slightly during the quarter ended March 31, 1999 to 2.48% compared to 2.35% for the first quarter of 1998. More importantly, the efficiency ratio, which is general and administrative expense divided by net interest income before provision for loan losses plus noninterest revenue, declined during the quarter ended March 31, 1999. The efficiency ratio for the quarter ended March 31, 1999 was 63% compared to 73% for the first quarter of 1998. The improvement in the efficiency ration for the quarter ended March 31, 1999 was primarily due to improvements in net interest income and to a lesser extent efforts to contain growth in general and administrative expenses.

COMPARISON OF CHANGES IN FINANCIAL CONDITION

         Total assets of the Company were $451.0 million at March 31, 1999, compared to $454.8 million at December 31, 1998, a decrease of $3.8 million. The slight decrease in assets during the first quarter of 1999 was primarily due to the sale of mortgage-backed securities and corporate securities and prepayments on mortgage-backed securities, with the utilization of a majority of the proceeds to fund net loan growth and to pay down short-term borrowings.

         Mortgage-backed securities and investment securities decreased $12.3 million, or 10.5%, during the three months ended March 31, 1999. These decreases were offset by an increase of $18.9 million, or 6.3%, in loans receivable during the same period.

         Loans receivable held for investment were $317.7 million at March 31, 1999, compared to $298.8 million at December 31, 1998. Residential real estate loans continue to represent the largest category of collateral in the loan portfolio. At March 31, 1999, total one-to-four family residential real estate loans were $176.3 million, or 56.0% of loans receivable, compared to $183.9 million, or 61.0% of total loans, at December 31, 1998. The Company successfully continued to focus its efforts on changing its mix of interest earning assets by emphasizing construction, commercial real estate, and business lending activities, resulting in increased loan yields. Loans other than one to four residential loans comprise 44% or $141.4 million of loans receivable at March 31, 1999 compared to 39% or $119.8 million at December 31, 1998 and 29% or $80.2 million at March 31, 1998. During the quarter ended March 31, 1999, the Company originated $41.7 million in loans of which 76% were other than one-to-four family residential loans. Loans originated and funded during the first quarter were earning a weighted average yield of 8.39%. The Company originated $19.7, $26.4, $22.3, and $36.4 million, respectively of portfolio loans during the first, second, third, and fourth quarters of 1998, respectively. The growth in portfolio loan fundings was due to a low interest rate environment, which promotes loan production, additions to sales staff, and the expansion of the Company's portfolio lending into construction, commercial, multi-family, and business lending.

         At March 31, 1999, the Company's permanent commercial real estate loan portfolio was $43.6 million, or 13.7% of total loans receivable, up from $37.9 million, or 12.7% of total loans receivable at December 31, 1998. At March 31, 1999, the Company $38.6 million or 12.2% of net construction loans compared to $27.5 million, or 9.2%, at December 31, 1998. Construction loans are made primarily to residential builders and to commercial property developers. At March 31, 1999, the Company had $37.0 million of multi-family residential loans, or 11.7% of total loans receivable, up from $35.4 million, or 11.9%, at December 31, 1998. The remainder of the loans receivable was comprised primarily of business loans totaling $22.2 million, or 7.0%, of total loans receivable, at March 31, 1999, compared to $19.0 million, or 6.4%, at December 31, 1998.

         During the three months ended March 31, 1999, the Company's liabilities decreased by $4.5 million to $408.4 million, from $412.9 million at December 31, 1998. The decrease in liabilities was primarily attributable a slight decline in deposits of $2.0 million and a $1.6 million decline in advances from the FHLB. Total savings deposits decreased during the three-month period ended March 31, 1999 to $368.7 million, or by 0.5% from $370.7 million at December 31, 1998. Continued emphasis has been placed on growth of low-cost transaction deposit accounts. Transaction deposit accounts are made up of passbook savings, checking, and money market accounts. Transaction accounts increased from $113.6 million, or 30.6%, of total deposits at December 31, 1998 to $127.4 million, or 34.6%, of total deposits at March 31, 1999. Time deposits declined from $257.1 million at December 31, 1998 to $241.3 million at March 31, 1999. Average transaction deposits at March 31, 1999, bore a weighted average interest rate of 2.90%.

         At March 31, 1999, shareholders' equity was $42.6 million, compared to $41.9 million at December 31, 1998. Equity increased by $0.7 million due to first quarter net income of $0.8 million, partially offset by the payment of cash dividends totaling $246,000, or $.07 per share, on the Company's outstanding common stock. Tangible book value per share of Monterey Bay Bancorp, Inc. common stock was $11.80 at March 31, 1999, compared to $11.60 at December 31, 1998.

Interest Rate Sensitivity and Market Risk Analysis

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

         The Company manages interest rate risk principally through emphasizing the origination of adjustable rate loans and short or intermediate term fixed rate loans and the matching of these assets with short and intermediate term certificates of deposit and adjustable rate borrowings. The Company's monitoring activities related to managing interest rate risk include both interest rate sensitivity "gap" analysis and the use of a simulation model. While gap analysis provides a picture of the interest rate risk embedded in the balance sheet, it provides only a static view of interest rate sensitivity at a specific point in time, and does not measure the potential volatility in forecasted results relating to changes in market interest rates over time. Accordingly, the Company combines the use of gap analysis with use of a simulation model, which provides a dynamic assessment of interest rate sensitivity. The simulation model is designed to enable the Company to generate a forecast of net interest income and market value of equity given various interest rate forecasts and alternative strategies. The model is also designed to measure the anticipated impact that prepayment risk, basis risk, customer maturity preferences, volumes of new business and changes in the relationship between long- and short-term interest rates have on the performance of the Company.

         Interest rate sensitivity estimated by management, as measured by the change in the market value of equity as a percentage of the present value of assets if interest rate levels were to increase by 2%, was negative 1.92% at December 31, 1998 indicating that the Company is vulnerable to increases in interest rates and advantaged if interest rates decline. At December 31, 1997 the change in the market value of equity as a percentage of the present value of assets if interest rate levels were to increase by 2% was negative 3.11%. While progress in reducing interest rate sensitivity has been made, management continues to pursue strategies to reduce the impact of changes in interest rates on its market value of equity, primarily by shortening asset maturities, and lengthening maturities of interest-bearing liabilities when possible, and by originating and retaining variable-rate consumer, business, construction, and commercial real estate loans, which generally have higher yields than permanent residential loans.

Asset Quality

         At March 31, 1999, the Company had no nonaccrual loans past due 90 days or more compared to $1.5 million of nonaccrual loans at December 31, 1998. At March 31, 1999, impaired loans totaled $1.7 million, compared to $3.8 million at December 31, 1998.

         At March 31, 1999, the Company had real estate owned totaling $204,300, consisting of two one-to-four family residential properties acquired through foreclosure in 1998.

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

         Total classified assets of the Company decreased to $3.0 million, or 0.66% of total assets, at March 31, 1999 from $5.4 million, or 1.19% of assets, at December 31, 1998. At March 31, 1999, the Company had $3.0 million of assets classified as substandard and no assets classified as doubtful or loss. Substandard assets was comprised of loans with identified risk characteristics indicating the asset maybe inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged. The largest substandard loan at March 31, 1999 was a one-to-four family residential mortgage with an outstanding principal balance of $309,739.

         All of the Company's mortgage loans are secured by real estate located within the state of California. The majority of such loans are secured by real estate in Santa Cruz, Monterey, Santa Clara, and San Benito counties; therefore, the Company's credit risk is primarily related to the economic conditions of this region.

Capital and Regulatory Standards

         In connection with the insurance of its deposits by the Federal Deposit Insurance Corporation ("FDIC") and general regulatory oversight by the Office of Thrift Supervision ("OTS"), the Bank is required to maintain minimum levels of regulatory capital, including tangible, core and risk-based capital. At March 31, 1999 and December 31, 1998, the Bank was in compliance with all regulatory capital requirements. OTS prompt corrective action (PCA) regulations include five capital tiers ranging from well capitalized to critically undercapitalized. At March 31, 1999 and December 31, 1998, the Bank met the definition of a well-capitalized institution.

         The following  table sets forth the Bank's  capital  amounts and ratios
regarding   actual  and  minimum   tangible,   core,  and   risk-based   capital
requirements, together with the amounts and ratios required in order to meet the definition of a "well capitalized" institution.
                                       Minimum Capital         Well Capitalized
                                         Requirements            Requirements               Actual
                                     ---------------------   ---------------------   ---------------------
                                     Amount       Ratio       Amount      Ratio       Amount      Ratio
                                     --------    ---------   ---------   ---------   ---------   ---------
      As of March 31, 1999:
         Total capital
            (to risk-weighted assets) $22,290     8.00%      $27,862     10.00%      $32,937     11.82%
         Tier 1 capital
            (to risk-weighted assets)   N/A        N/A        16,556      6.00%       30,240     10.96%
         Tier 1 capital
            (to adjusted assets)       17,382     4.00%       21,728      5.00%       30,240      6.96%
         Tangible capital
            (to tangible assets)        6,518     1.50%        N/A         N/A        30,240      6.96%

      As of December 31, 1998:
         Total capital
            (to risk-weighted assets) $21,980     8.00%      $27,475     10.00%      $31,882     11.60%
         Tier 1 capital
            (to risk-weighted assets)   N/A        N/A        16,334      6.00%       29,319     10.77%
         Tier 1 capital
            (to adjusted assets)       17,522     4.00%       21,902      5.00%       29,319      6.69%
         Tangible capital
            (to tangible assets)        6,571     1.50%        N/A         N/A        29,319      6.69%


Liquidity

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

         The Company is required by OTS regulations to maintain an average daily balance of liquid assets in each calendar quarter of not less than 4% of either the amount of its liquidity base at the end of the preceding calendar quarter or the average daily balance of its liquidity base during the preceding calendar quarter. In addition to this minimum requirement, the Bank is required to maintain sufficient liquidity to ensure its safe and sound operations. The minimum liquidity requirement may be changed by the OTS to any amount within the range of 4% to 10%, depending upon economic conditions and the savings deposit flows of savings institutions. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's average liquidity ratio for the quarter ended March 31, 1999 was 7.3%, which exceeded the then-applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements. The Company's strategy generally is to maintain its liquidity ratio at or near the required minimum in order to maximize its yield on alternative investments.

Year 2000

         The "Year 2000 issue" relates to the fact that many computer programs use only two digits to represent a year, such as "98" to represent "1998," which means that in the Year 2000 such programs could incorrectly treat the Year 2000 as the year 1900. This issue has grown in importance as the use of computers and microchips have become more pervasive throughout the economy, and interdependencies between systems have multiplied. The issue must be recognized as a business problem, rather than simply a computer problem, because of the way its effects could ripple through the economy. The Year 2000 issue could materially and adversely affect the Company either directly or indirectly. This could happen if any of its critical computer systems or equipment containing embedded logic fail, if the local infrastructure (electric power, phone system, or water system) fails, if its significant vendors are adversely impacted, or if its borrowers or depositors are adversely impacted by their internal systems or those of their customers or suppliers. Failure of the Company to complete testing and renovation of its critical systems on a timely basis, could have a material adverse effect on the Company's financial condition and results of operations, as could Year 2000 problems faced by others with whom the Company does business.

         Federal banking regulators have responsibility for supervision and examination of banks to determine whether each institution has an effective plan for identifying, renovating, testing and implementing solutions for Year 2000 processing and coordinating Year 2000 processing capabilities with its customers, vendors and payment system partners. Bank examiners are also required to assess the soundness of a bank's internal controls and to identify whether further corrective action may be necessary to assure an appropriate level of attention to Year 2000 processing capabilities.

         The Company has a written plan to mitigate the risks associated with the impact of the Year 2000. The plan directs the Company's Year 2000 activities under the framework of the Federal Financial Institutions Examination Council (FFIEC) five-step program. The FFIEC's five-step program includes the following phases: awareness, assessment, renovation, validation, and implementation. The awareness phase, which the Company has completed, discusses the Year 2000 problem and gains executive level support for the necessary resources to prepare the Company for Year 2000 compliance. The assessment phase, which the Company has also completed, assesses the size and complexity of the problem and details the magnitude of the effort necessary to address the Year 2000 issues. Although the awareness and assessment phases are completed, the Company will continue to evaluate any new issues as they arise. In the renovation phase, which the Company has substantially completed, the required incremental changes to hardware and software components are tested. In the validation stage, which the Company has also substantially completed, the hardware and software components are tested.

         The Company is utilizing both internal and external sources to identify, correct or reprogram, and test its systems for Year 2000 compliance. The Company has identified fifteen applications which management believes are material to the Company's operations. Based on information received from its vendors and testing results, the Company believes approximately 90% of such applications are Year 2000 compliant as of March 31, 1999. The testing of the critical system applications for core banking product provided by the Company's primary vendor was completed, and results verified during November and December 1998.

         The core banking product includes software solutions for checking, savings, time certificates of deposit, general ledger, accounts payable, automated clearing house, individual retirement accounts, commercial, mortgage and installment loans, proof of deposit and ancillary supporting products.

         The Company has identified two vendors that the Company does not believe are fully Year 2000 compliant as of March 31, 1999. Each of those vendors have advised the Company that it has completed the evaluation and renovation stages of Year 2000 compliance and is scheduled to begin implementation and validation beginning in January 1999, and all are scheduled to complete final validation by June 30, 1999.

         The Company is also making efforts to ensure that its customers, particularly its significant customers, are aware of the Year 2000 problem. The Company has sent Year 2000 correspondence to the Bank's significant deposit and loan customers. A customer of the bank is deemed significant if the customer possesses any of the following characteristics:

         o     Total indebtedness to the bank of $750,000 or more.
         o     Credit risk rating of five (substandard) or higher.
         o The customers business is dependent on the use of high technology and/or the electronic exchange of information.
         o The customer's business is dependent on third party providers of data processing services or products.
         o An average ledger deposit balance greater than $100,000 and more than 12 transactions during the month.

         The Company has amended its credit authorization documentation to include consideration regarding the Year 2000 problem. The Company assesses its significant customer's Year 2000 readiness and assigns an assessment of "low", "medium", or "high" risks. Risk evaluation of the Bank's significant customers was substantially completed by December 31, 1998. Any depositor determined to have a high risk is scheduled for an evaluation by the Bank every 90 days until the customer can be assigned a low risk assessment.

         Because of the range of possible issues and large number of variables involved, it is impossible to quantify the total potential cost of the Year 2000 problems, or to determine the Company's worst-case scenario in the event the Company's Year 2000 remediation efforts or the efforts of those with whom it does business are not successful. In order to deal with the uncertainty associated with the Year 2000 problem, the Company has developed a contingency plan to address the possibility that efforts to mitigate the Year 2000 risk are not successful either in whole or part. These plans include manual processing of information for critical information technology systems and increased cash on hand. The contingency plans, including employee training, will be tested by June 3, 1999.

         As of March 31, 1999, the Company had incurred approximately $220,000 in Year 2000 costs, which have been expensed as incurred. Year 2000-related costs have been funded from the continuing operations of the Company and, as of March 31, 1999, have constituted approximately 2% of the Company's information systems expenses for 1999. The Company estimates that additional costs to complete Year 2000 compliance will be approximately $100,000. This estimate includes the cost of purchasing hardware and licenses for software programming tools, the cost of the time of internal staff and the cost of consultants. The estimate does not include the time that internal staff is devoting to testing programming changes. Testing is not expected to add significant incremental costs. Certain information system projects at the Company have been deferred as a result of the Company's Year 2000 compliance efforts. However, these deferrals are not expected to have a material effect on the Company's business.

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

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

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         On April 29, 1999, the Company entered into an agreement with Josiah T. Austin, the beneficial owner of 339,205 shares, or approximately 9.7% of the Company's outstanding common stock. Pursuant to the agreement, Mr. Austin has been appointed a director of the Company for a term expiring at the Company's 2000 annual meeting and has agreed to not participate in a solicitation of proxies in opposition to any recommendation of the Board of Directors during the term of the agreement and to vote all shares of Company common stock beneficially owned by him for the Board's nominees at the 1999 annual meting. The Company has agreed to retain an investment-banking firm to advise the Company concerning various means of enhancing shareholder value.

Item 6.  Exhibits and Reports on Form 8-K.

         Exhibit 3(i) - Certificate of Incorporation of Monterey Bay Bancorp, Inc., incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

         Exhibit 3(ii) - Bylaws of Monterey Bay Bancorp, Inc., Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

         Exhibit 10(i) - Settlement Agreement dated April 29, 1999 between Monterey Bay Bancorp, Inc. and Josiah T. Austin.

         Exhibit 10(ii) - Monterey Bay Bancorp, Inc. Stock Award Plan for Outside Directors.

         Exhibit 11.0 - Computation of per share earnings (filed herewith).

         Exhibit 27.0 - Financial Data Schedule (filed herewith).

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          MONTEREY BAY BANCORP, INC.

Date:        May 12, 1999                 By /s/ Marshall G. Delk
          ------------------------        --------------------------------------
                                          Marshall G. Delk
                                          President, Chief Operating Officer
                                            and Chief Financial Officer


Date:        May 12, 1999                 By /s/ Philip Safran
          ------------------------        --------------------------------------
                                          Philip Safran
                                          Vice President
                                            and Controller