Form 10-Q
period 1999-06-30
MONTEREY BAY BANCORP INC
filed 1999-08-11
CIK 930429

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[ X ]   QUARTERLY  REPORT  PURSUANT  TO  SECTION   13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       or

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No.
                                              ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,535,387 shares of common stock, par value $.01 per share, were outstanding as of August 6, 1999.

                                            MONTEREY BAY BANCORP, INC.

                                                       Index

PART I.   FINANCIAL INFORMATION                                                                              Page
          Item 1.    Consolidated Statements of Financial Condition as of
                     June 30, 1999 and December 31, 1998...................................................... 1

                     Consolidated Statements of Operations for the Three and
                     Six Months Ended June 30, 1999 and 1998.................................................. 2

                     Consolidated Statement of Stockholders' Equity for the
                     Six Months Ended June 30, 1999........................................................... 3

                     Consolidated Statements of Cash Flows for the
                     Six Months Ended June 30, 1999 and 1998.................................................. 4

                     Notes to Consolidated Financial Statements............................................... 6

          Item 2.    Management's Discussion and Analysis of Financial Condition
                     and Results of Operations................................................................ 7

          Item 3.    Quantitative and Qualitative Disclosure of Market Risk.................................. 18

PART II.  OTHER INFORMATION

          Item 1.    Legal Proceedings....................................................................... 19

          Item 2.    Changes in Securities................................................................... 19

          Item 3.    Defaults Upon Senior Securities......................................................... 19

          Item 4.    Submission of Matters to a Vote of Security Holders..................................... 19

          Item 5.    Other Information....................................................................... 20

          Item 6.    Exhibits and Reports on Form 8-K........................................................ 20

SIGNATURES................................................................................................... 21

Item 1.  Financial Statements.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998 (Dollars in thousands)
--------------------------------------------------------------------------------------------------------------
                                                                                June 30,          December 31,
                                                                                  1999                1998
                                                                            --------------      --------------
ASSETS

Cash and due from depository institutions                                       $   8,119          $  11,626
Overnight deposits                                                                  2,475              5,325
                                                                                ---------          ---------

      Total cash and cash equivalents                                              10,594             16,951

Loans held for sale, at market                                                        290              2,177
Securities available for sale:
   Mortgage-backed securities (amortized cost of $66,119 at June 30, 1999
      and $97,158 at December 31, 1998)                                            65,359             98,006

   Corporate trust preferreds (amortized cost, of $11,446 at June 30, 1999
      and $18,658 at December 31, 1998)                                            11,553             19,154

   Investment securities (amortized cost of $252 at December 31, 1998)                  -                256
Securities held to maturity:
   Mortgage-backed securities (market value of $74 at June 30, 1999
      and $96 at December 31, 1998)                                                    76                 97

Loans receivable held for investment (net of allowance for loan losses
   at June 30, 1999, $3,087; and at December 31, 1998, $2,780)                    336,522            298,775

Federal Home Loan Bank stock, at cost                                               3,129              3,039
Premises and equipment, net                                                         7,127              6,316
Accrued interest receivable                                                         2,555              2,537
Core deposit premiums and other intangibles, net                                    3,281              3,630
Other assets                                                                        4,115              3,881
                                                                                ---------          ---------
TOTAL ASSETS                                                                    $ 444,601          $ 454,819
                                                                                =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
   Savings deposits                                                             $ 363,618          $ 370,677
   Federal Home Loan Bank advances                                                 34,082             35,182
   Securities sold under agreements to repurchase                                   2,530              4,490
   Accounts payable and other liabilities                                           1,612              2,581
                                                                                ---------          ---------
      Total liabilities                                                           401,842            412,930
                                                                                ---------          ---------

COMMITMENTS AND CONTINGENCIES                                                           -                  -

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 2,000,000 shares authorized and unissued            -                  -

   Common stock,  $.01 par value,  9,000,000  shares  authorized  and  4,378,289 shares issued (3,535,387 shares outstanding at June 30, 1999;
      and 3,505,355 shares outstanding at December 31, 1998)                           45                 45
   Additional paid-in capital                                                      27,713             27,586
   Unearned shares held by employee stock ownership plan (197,656 at
      June 30, 1999; and 215,623 at December 31, 1998)                             (1,265)            (1,380)
   Treasury stock, at cost (956,699 shares at June 30, 1999;
      and 986,731 shares at December 31, 1998)                                    (12,625)           (12,920)
   Retained earnings, substantially restricted                                     29,275             27,764
   Accumulated other comprehensive income - unrealized gain (loss) on
     securities                                                                      (384)               794
                                                                                ---------          ---------
      Total stockholders' equity                                                   42,759             41,889
                                                                                ---------          ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 444,601          $ 454,819
                                                                                =========          =========

See notes to consolidated financial statements.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX  MONTHS  ENDED  JUNE 30,  1999 AND 1998  (UNAUDITED)
(Dollars  in thousands, except per share amounts)
---------------------------------------------------------------------------------------------------------------
                                                           Three Months Ended             Six Months Ended
                                                                June 30,                      June 30,
                                                      ----------------------------   --------------------------
                                                            1999        1998              1999        1998
INTEREST INCOME:
   Loans receivable                                      $ 6,596     $ 4,944           $ 12,892    $ 10,360
   Mortgage-backed securities                              1,229       1,826              2,757       2,974
   Other investment securities                               348         777                749       1,537
                                                        --------    --------           --------    --------

      Total interest income                                8,173       7,547             16,398      14,871
                                                        --------    --------           --------    --------

INTEREST EXPENSE:
   Savings deposits                                        3,758       4,204              7,672       8,068
   FHLB advances and other borrowings                        510         387              1,047         899
                                                        --------    --------           --------    --------

      Total interest expense                               4,268       4,591              8,719       8,967
                                                        --------    --------           --------    --------

NET INTEREST INCOME BEFORE PROVISION
   FOR LOAN LOSSES                                         3,905       2,956              7,679       5,904

PROVISION FOR LOAN LOSSES                                    200         496                420         605
                                                        --------    --------           --------    --------

NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                         3,705       2,460              7,259       5,299
                                                        --------    --------           --------    --------

NONINTEREST INCOME:
   Gain (loss) on sale of investment securities              285           -                503         (17)
   Gain  on sale of real estate owned                          1           -                 11           9
   Commissions from sales of noninsured products             139         166                271         289
   Customer service charges                                  243         195                476         366
   Income from loan servicing                                 48          78                 65         124
   Other income                                               62          53                136         121
                                                        --------    --------           --------    --------

      Total noninterest income                               778         492              1,462         892
                                                        --------    --------           --------    --------

GENERAL AND ADMINISTRATIVE EXPENSE:
   Compensation and employee benefits                      1,362       1,341              2,721       2,513
   Occupancy and equipment                                   286         291                571         567
   Deposit insurance premiums                                 41          40                 83          62
   Data processing fees                                      245         200                488         383
   Legal and accounting expenses                             121         322                228         418
   Stationery, telephone and office expenses                 146         143                287         251
   Advertising and promotion                                 108         102                165         162
   Amortization of core deposit premiums                     174         168                349         346
   Other expenses                                            407         379                821         725
                                                        --------    --------           --------    --------

      Total general and administrative expense             2,890       2,986              5,713       5,427
                                                        --------    --------           --------    --------

INCOME BEFORE INCOME TAX EXPENSE                           1,593         (34)             3,008         764

INCOME TAX EXPENSE
                                                             691          31              1,302         391
                                                        --------    --------           --------    --------

NET INCOME (LOSS)                                       $    902    $    (65)          $  1,706    $    373
                                                        ========    ========           ========    ========

BASIC EARNINGS (LOSS) PER SHARE                         $    .27    $    (.02)         $    .51    $    .10
                                                        ========    =========          ========    ========
DILUTED EARNINGS (LOSS) PER SHARE                       $    .26    $    (.02)         $    .50    $    .09
                                                        ========    =========          ========    ========
CASH DIVIDENDS PER SHARE                                $      -    $       -          $    .07    $    .05
                                                        ========    =========          ========    ========

See notes to consolidated financial statements.

                                                      2

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 1999 (Dollar amounts in thousands)
----------------------------------------------------------------------------------------------------------------------
                                                                      Additional
                                                 Common Stock          Paid in     Acquired    Treasury    Retained
                                              Shares(1)    Amount      Capital     by ESOP     Stock(2)    Earnings
                                              ------      --------     -------     -------     --------    --------
Balance at
   December 31, 1998                         3,505,355        $ 45     $27,586     $(1,380)    $(12,920)   $27,764

Options exercised
   using treasury stock                         30,032                                              294         52

Dividends paid                                                                                                (246)

Earned ESOP shares                                                         127         115

   Net income                                                                                                1,706

Change in unrealized gains
   on securities available for
   sale, net of taxes

Reclassification adjustment
   for gains on securities
   available for sale included in
   income, net of taxes

                                       -------------------------------------------------------------------------------
Balance at
   June 30, 1999                             3,535,387        $ 45     $27,713     $(1,265)    $(12,626)   $29,276
                                       ===============================================================================


                                        Accumulated
                                           Other
                                       Comprehensive
                                       Income (loss),
                                         net of tax       Total
                                         ----------       -----

Balance at
   December 31, 1998                         $ 794      $41,889

Options exercised
   using treasury stock                                     346

Dividends paid                                             (246)

Earned ESOP shares                                          242

   Net income                                             1,706

Change in unrealized gains
   on securities available for
   sale, net of taxes                       (884)          (884)

Reclassification adjustment
   for gains on securities
   available for sale included in
   income, net of taxes                     (294)          (294)

                                       ------------------------
Balance at
   June 30, 1999                           $(384)       $42,759
                                       ========================


(1)   The number of shares of common  stock  includes  359,375  shares which are pledged as security for a loan to the
      Bank's ESOP. Shares earned at June 30, 1999 and December 31, 1998 were 161,719 and 143,750, respectively.

(2)   The Company  held  956,699  shares of  repurchased  Company  common  stock as of June 30, 1999 and 986,731 as of
      December 31, 1998.


See notes to consolidated financial statements.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (Unaudited) (Dollars in thousands)
----------------------------------------------------------------------------------------------------------------
                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                 -------------------------------
OPERATING ACTIVITIES:                                                                1999              1998
                                                                                 -------------     -------------
   Net income                                                                      $ 1,706             $ 373
   Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization of premises and equipment                             237               227
   Amortization of core deposit premiums                                               349               346
   Amortization of purchase premiums, net of discounts                                 207               543
   Loan origination fees deferred, net                                                 120               (86)
   Amortization of deferred loan fees                                                  (70)             (147)
   Provision for loan losses                                                           420               605
   Compensation expense related to ESOP shares released                                242               304
   (Gain) loss on sale of mortgage-backed securities and investment securities        (503)               17
   Gain on sale of real estate owned                                                   (11)               (9)
   Losses on sale of fixed assets                                                        -                 8
   Charge-offs on loans receivable, net of recoveries                                 (113)                3
   Originations of loans held for sale                                              (5,390)           (5,888)
   Proceeds from sales of loans originated for sale                                  7,277             5,307
   Change in income taxes payable and deferred income taxes                           (434)             (403)
   Change in other assets                                                              479              (182)
   Change in interest receivable                                                       (18)             (434)
   Change in accounts payable and other liabilities                                   (416)              466
                                                                                 ---------         ---------

         Net cash  provided by operating activities                                  4,082             1,050
                                                                                 ---------         ---------

INVESTING ACTIVITIES:

   Loans originated for the portfolio, net                                         (85,443)          (46,101)
   Purchases of loans receivable                                                      (551)          (32,099)
   Principal payments on loans receivable                                           47,792            46,708
   Proceeds from sales of corporate securities available for sale                    7,746                 -
   Principal paydowns on mortgage-backed securities                                 14,002            10,785
   Proceeds from sales of mortgage-backed securities available for sale             16,920                 -
   Purchases of investment securities available for sale                                (7)          (15,331)
   Proceeds from sales of investment securities available for sale                     259             4,971
   Proceeds from maturities of investment securities                                     -             8,245
   Decreases in certificates of deposit                                                  -                99
   Purchases of FHLB stock                                                             (90)              (99)
   Purchases of premises and equipment, net                                         (1,048)           (1,390)
                                                                                 ---------         ---------

         Net cash used in investing activities                                        (420)          (24,212)
                                                                                 ---------         ---------



                                           -continued-

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (Unaudited) (Dollars in thousands)
----------------------------------------------------------------------------------------------------------------
                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                 -------------------------------
                                                                                     1999              1998
                                                                                 -------------     -------------
FINANCING ACTIVITIES:

   Net increase (decrease) in savings deposits                                   $  (7,059)        $  14,745
   Purchase of savings deposits, net of core deposit premiums                            -            28,554
   Repayments of Federal Home Loan Bank advances, net                               (1,100)          (16,100)
   Repayments of reverse repurchase agreements, net                                 (1,960)              (90)
   Purchases of treasury stock, net of exercise of stock options                       346            (2,012)
   Cash dividends paid to stockholders                                                (246)             (226)
                                                                                 ---------         ---------


      Net cash provided by (used in) financing activities                          (10,019)          24,871
                                                                                 ---------         ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                           (6,357)           1,709

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    16,951            13,514
                                                                                 ---------         ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $  10,594         $  15,223
                                                                                 =========         =========


CASH PAID DURING THE PERIOD FOR:

   Interest on savings deposits and advances                                     $   8,747         $   9,217

   Income taxes                                                                      1,664               719

NONCASH INVESTING ACTIVITIES:

   Loans transferred to held for investment at market value                            171                 -

   Mortgage-backed securities acquired in exchange for securitized
      loans, net of deferred fees                                                        -            47,703

   Real estate acquired in settlement of loans                                         280                 -


See notes to consolidated financial statements.


                           MONTEREY BAY BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

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

         In the opinion of the management of the Company and its subsidiary, Monterey Bay Bank (the "Bank"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation of the Company's consolidated financial condition at June 30, 1999, and December 31, 1998, the results of its operations for the three and six months ended June 30, 1999 and 1998, and its cash flows for the six months ended June 30, 1999 and 1998. All significant inter-company balances and transactions have been eliminated in consolidation. Results of operations for any interim period are not necessarily indicative of the operating results that may be expected for any other interim period or for the entire year.

Note 1.

Recently issued Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities". The statement establishes accounting and reporting standards for derivative instruments and hedging activities. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is in the process of determining the impact of SFAS No. 133 on the Company's financial statements.

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

Note 2.

Comprehensive Income

         The following tables disclose comprehensive income for the six months ended June 30, 1999 and 1998 (dollars in thousands).

                                                         Six Months Ended
                                                             June 30
                                                   -----------------------------
                                                        1999          1998

Comprehensive income:
   Net income                                          $ 1,706       $  373

Change in unrealized gains (loss) on
   securities available for sale,
   net of taxes                                           (884)         568

Reclassification adjustment for net gains
   (losses) on securities available for sale
   included in income, net of taxes                       (294)          13
                                                       -------       ------

Total comprehensive income                             $   528       $  954
                                                       =======       ======


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

         The Company's primary business is providing conveniently located deposit facilities to attract checking, money market, savings and certificate of deposit accounts, and investing such deposits and other available funds in mortgage loans secured by one-to-four family residences, construction, commercial real estate, and business loans. The Bank's deposit gathering and lending markets are primarily concentrated in the communities surrounding its full service offices located in Santa Cruz, Monterey, and Santa Clara counties, in California. At June 30, 1999, the Bank had eight full service offices and one administrative office.

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

RESULTS OF OPERATIONS FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 1999 AND 1998

Overview

         The Company reported net income of $902,000, or $.27 per basic share, for the quarter ended June 30, 1999, compared to a net loss of $65,000, or $(.02) per basic share, for the same period last year. Diluted earnings per share were $.26 for the second quarter of 1999, compared to $(.02) a year ago. Second quarter 1999 earnings were higher than earnings for the similar period a year ago primarily due to substantial increases in net interest income resulting from higher levels of loans receivable and decreases in the cost of funds. Return on average equity was 8.63% and return on average assets was .81% for the three month period ended June 30, 1999 compared to a loss of .58% and .06%, respectively a year ago. Net income for the first six months of 1999 was $1,706,000, or $.51 per basic share, an increase from $373,000, or $.10 per basic share, recorded for the first six months of 1998. Diluted earnings per share for the six month period ended June 30, 1999 was $.50 compared to $.09 for the same period in 1998.

         Net interest income before provision for loan losses and recurring noninterest income rose $949,000 and $1.8 million during the three month and six month periods ended June 30, 1999, respectively, from the comparable periods in 1998. The increase in net interest income was primarily due to growth in loans receivable and decreases in the cost of funds. While deposits have not grown during either the three or six month periods ended June 30, 1999, compared to the same periods in 1998, the mix of deposits has changed. Transaction accounts (defined as checking, money market, and passbook accounts) represent $146.5 million or 40.3% of total deposits at June 30, 1999, compared to $113.6 million or 30.6% at December 31, 1998. During the second quarter of 1998, the Bank opened its eighth full service branch location.

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

         Recently, the Company has focused its efforts on becoming more like a community-based commercial bank by increasing its commercial real estate, construction, multi-family and business lending activities. As well, the Company is focusing its deposit gathering efforts on small businesses in its primary market, which will complement the business lending function. Separately, the Company will continue to pursue growth in lower cost transaction deposit accounts (checking, passbook, and money market accounts).

Interest Income

         Interest income for the quarter ended June 30, 1999, increased by 8.3% to $8.2 million, compared to $7.5 million for the second quarter of 1998. For the six months ended June 30, 1999, total interest income was $16.4 million, a 10.3% increase compared to $14.9 million during the same period in 1998. The primary reason for the increase in interest income for the three and six month periods ended June 30, 1999, compared to the same period in 1998, was the increase in average interest earning assets. The average balance of interest earning assets was $430.2 million and $432.5 million for the three and six month periods ended June 30, 1999, respectively. These balances compare favorably to the $408.7 million and $399.1 million average balance of interest earning assets for the three and six month periods ended June 30, 1998. The increase in average interest earning assets for the three month period ended June 30, 1999 compared to the same period in 1998 was due to an $84.9 million increase in loans receivable, offset by a $36.6 million decrease in the average balance of mortgage-backed securities and a $26.7 million decrease in the average balance of corporate securities.

         The weighted average yield on interest earning assets increased to 7.60% and 7.58% for the quarter and six months ended June 30, 1999, compared to 7.39% and 7.45% for the same periods in 1998. The average yield on loans receivable was slightly lower at 8.00% and 8.02% for the quarter and six months ended June 30, 1999, compared to 8.07% for comparable periods in 1998. The weighted average yield on interest earning assets during the three and six months ended June 30, 1999 increased compared to the same periods in 1998 due to loans receivable for the quarter ended June 30, 1999 representing a larger percentage of total interest earning assets. Average loans receivable for the quarter and six months ended June 30, 1999 represented 76.7% and 74.3%, respectively, of total interest earning assets compared to 60.0% and 64.3%, respectively, for the same periods in 1998. The yield on loans receivable is substantially higher than the yield on mortgage-backed and investment securities. The Company is continuing to pursue its long-term strategic goal to increase the net interest margin by replacing lower-yielding securities with higher-yielding loans.

         Interest expense was $4.3 million and $8.7 million, respectively for the quarter and six months ended June 30, 1999, compared to $4.6 million and $9.0 million, respectively for the same periods a year ago. The $300,000 decrease for both the quarter and six months ended June 30, 1999 was due to a decline in both the rate and average balances in certificate of deposits accounts, partially offset by an increase in the average balance in money market accounts. Average certificate of deposit account balances declined $41.9 million and $24.5 million, respectively for the quarter and six month periods ended June 30, 1999 compared to the same periods in 1998. The decreases in average certificate of deposit accounts was offset by a $43.8 million and $40.3 million increase in the weighted average balances in money market accounts for the quarter and six month periods ended June 30, 1999 compared to the same periods in 1998. Additionally, the weighted average rate on certificate of deposit accounts decreased to 4.79% and 4.91%, respectively for the quarter and six months ended June 30, 1999, compared to 5.47% and 5.49%, respectively for the same periods in 1998. The decline in the weighted average cost of deposits is due to the success the Company has had in achieving its strategic goal of changing the mix of deposits to increase transaction accounts (checking, passbook, and money market accounts) as well as a decline in rates paid on time deposits. At June 30, 1999, the company had $146.5 million in transaction accounts or 40.3% of total deposits with a weighted average cost of 3.09% compared to $90.7 million or 24.8% of total deposits with a weighted average cost of 2.53% at June 30, 1998.

         The changes in net  interest  income for the three and six months ended
June 30, 1999  compared with the  corresponding  periods in 1998 are analyzed in the following  table.  The table shows the changes by major  component,  setting forth changes attributable to changes in volume, changes attributable to changes in  interest  rates,  and  the  net  effect  of  both  (in  thousands).  Changes attributable to both rate and volume have been attributed to rate:
                                                             Three Months Ended June 30,
                                                               1999 Compared with 1998
                                                                 Increase (Decrease)
                                                    -----------------------------------------------
                                                     Volume             Rate               Net
                                                    -----------       -----------       -----------
         Interest income:
            Loans                                   $ 1,713           $   (61)           $ 1,652
            Mortgage-backed securities                 (600)                3               (597)
            Investment securities                      (405)              (24)              (429)
                                                    -------           -------            -------
                                                        708               (82)               626
                                                    -------           -------            -------
         Interest expense:
            On customer deposits                       (116)             (330)              (446)
            On borrowings                               191               (68)               123
                                                    -------           -------            -------
                                                         75              (398)              (323)
                                                    -------           -------            -------

         Change in net interest income              $   633           $   316            $   949
                                                    =======           =======            =======



                                                              Six Months Ended June 30,
                                                               1999 Compared with 1998
                                                                 Increase (Decrease)
                                                    -----------------------------------------------
                                                     Volume             Rate               Net
                                                    -----------       -----------       -----------
         Interest income:
            Loans                                   $ 2,608           $   (76)           $ 2,532
            Mortgage-backed securities                 (189)              (28)              (217)
            Investment securities                      (746)              (42)              (788)
                                                    -------           -------            -------
                                                      1,673              (146)             1,527
                                                    -------           -------            -------

         Interest expense:
            On customer deposits                        174              (570)              (396)
            On borrowings                               272              (124)               148
                                                    -------           -------            -------
                                                        446              (694)              (248)
                                                    -------           -------            -------

         Change in net interest income              $ 1,227           $   548            $ 1,775
                                                    =======           =======            =======

         Average  assets and  liabilities  together with average  interest rates earned  and paid for the three and six months  ended June 30,  1999 and 1998 are summarized as follows (dollars in millions):
                                                                Three Months Ended June 30,
                                              ----------------------------------------------------------------
                                                         1999                                 1998
                                              ---------------------------          ---------------------------

                                               Average          Yield/              Average          Yield/
       Interest earning assets:                Balance           Rate               Balance           Rate
                                              -----------     -----------          -----------     -----------
          Loans                               $  330            8.00%              $  245           8.07%
          Mortgage-backed securities              75            6.58                  111           6.56
          Investment securities                   25            5.44                   52           5.93
                                              ------                               -----
             Total interest earning assets       430            7.60                  408           7.39
       Noninterest earning assets                 19                                   19
                                              ------                               ------
             Total assets                     $  449                               $  427
                                              ======                               ======

       Interest bearing liabilities:
          Deposits                            $  369            4.09%              $  354           4.76%
          Borrowings                              37            5.52                   25           6.22
                                              ------                               ------
             Total interest bearing
               liabilities                       406            4.22                  379           4.86
       Noninterest bearing liabilities             1                                   3
       Stockholders' equity                       42                                  45
                                              ------                               ------

             Total liabilities and
                stockholders' equity          $  449                               $  427
                                              ======                               ======

       Net interest rate spread                                 3.38%                               2.54%
       Net interest margin                                      3.63%                               2.89%

       Ratio of interest bearing assets to
          interest bearing liabilities                           106%                                108%

                                                                 Six Months Ended June 30,
                                              ----------------------------------------------------------------
                                                         1999                                 1998
                                              ---------------------------          ---------------------------

                                               Average        Yield/                Average        Yield/
       Interest earning assets:                Balance           Rate               Balance           Rate
                                              -----------     -----------          -----------     -----------

          Loans                               $  321            8.02%              $  257           8.07%
          Mortgage-backed securities              85            6.53                   90           6.60
          Investment securities                   27            5.65                   52           5.88
                                              ------                               ------
             Total interest earning assets       433            7.58                  399           7.45
       Noninterest earning assets                 18                                   17
                                              ------                               ------
             Total assets                     $  451                               $  416
                                              ======                               ======

       Interest bearing liabilities:
          Deposits                            $  369            4.19%              $  338           4.81%
          Borrowings                              38            5.52                   29           6.15
                                              ------                               ------
             Total interest bearing
                liabilities                      407            4.31                  367           4.92
       Noninterest bearing liabilities             2                                    3
       Stockholders' equity                       42                                   46
                                              ------                               ------

             Total liabilities and
                stockholders' equity          $  451                               $  416
                                              ======                               ======

       Net interest rate spread                                 3.27%                               2.53%
       Net interest margin                                      3.55%                               2.96%

       Ratio of interest bearing assets to
          interest bearing liabilities                           106%                                108%

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

         For the three and six months ended June 30, 1999, the provision for loan losses was $200,000 and $420,000, respectively, compared to $496,000 and $605,000 for the same periods in 1998. The Company continued to increase its provision for loan losses largely due to a net increase in higher risk forms of lending. At June 30, 1999, the Company's allowance for loan losses totaled $3.1 million or .91% of loans receivable, compared to $2.8 million or .92% of loans receivable at December 31, 1998. At June 30, 1999, the Company had real estate owned totaling $159,300, consisting of a single one-to four-family residential property acquired through foreclosure in 1998. Nonperforming loans totaled $908,566 or .27% of loans receivable at June 30, 1999 compared to $1.5 million, or .60% of loans receivable at June 30, 1998 and $1.5 million, or .50% of loans receivable at December 31, 1998.

Noninterest Income

         Noninterest income for the three and six months ended June 30, 1999 was $778,000 and $1.5 million compared to $492,000 and $892,000 for comparable periods in 1998, primarily due to increases in gain on the sale of investment securities. Excluding the increases in gain on the sale of investment securities for the six month period ended June 30, 1999 compared to the same period in 1998, noninterest income increased $50,000 due primarily to a $110,000 increase in customer service charges, partially offset by a $59,000 decrease in loan servicing income. No new loan servicing income sources are planned. The increase in customer service charges continuing growth in the number of customer checking accounts resulting primarily from the continued consolidation of financial institutions in the Company's market.

General and Administrative Expenses

         General and administrative expenses were $2.9 million and $5.7 million for the three and six months ended June 30, 1999, compared to $3.0 million and $5.4 million for similar periods in 1998. The slight decrease in general and administrative expenses for the three months ended June 30, 1999 compared to the same period in 1998 was primarily attributable to approximately $210,000 in charges during the 1998 period, including legal costs, resulting from the settlement of two outstanding legal matters. The increase in general and administrative expenses for the six months ended June 30, 1999 compared to the same period in 1998 was primarily due to higher compensation and benefits and data processing fees, as new employees were hired to support the Company's deposit growth and the expansion of its branch locations and new product lines and services.

         General and administrative expense as a percentage of average assets for the three and six months ended June 30, 1999 were 2.58% and 2.53%, compared to 2.80% and 2.61% for comparable periods in 1998. More importantly, the efficiency ratio, which is general and administrative expense divided by net interest income before provision for loan losses plus noninterest revenue, improved during the three and six months ended June 30, 1999 compared to similar periods in 1998. The efficiency ratio for the quarter and six months ended June 30, 1999 was 62% and 63% respectively, compared to 87% and 80%, respectively for comparable periods in 1998. The improvement in the efficiency ratio in 1999 was primarily due to improvements in net interest income and securities gains, and to a lesser extent efforts to contain growth in general and administrative expenses.

COMPARISON OF CHANGES IN FINANCIAL CONDITION

         Total assets of the Company were $444.6 million at June 30, 1999, compared to $454.8 million at December 31, 1998, a decrease of $10.2 million. The slight decrease in assets during the first half of 1999 was primarily due to the sale of mortgage-backed securities and corporate securities and prepayments on mortgage-backed securities, with the utilization of a majority of the proceeds to fund net loan growth and to pay down short-term borrowings.

         Mortgage-backed securities and investment securities decreased $40.5 million, or 34.4%, to $76.9 million, during the six months ended June 30, 1999. These decreases were partially offset by an increase of $37.7 million, or 12.6%, in loans receivable during the same period.

         Loans receivable held for investment were $336.5 million at June 30, 1999, compared to $298.8 million at December 31, 1998. Residential real estate loans continue to represent the largest category in the loan portfolio. At June 30, 1999, total one-to-four family residential real estate loans were $171.4 million, or 51.0% of loans receivable, compared to $183.9 million, or 61.0% of total loans, at December 31, 1998. The Company successfully continued to focus its efforts on changing its mix of interest earning assets by emphasizing construction, commercial real estate, and business lending activities, resulting in increased loan yields. Loans other than one-to-four family residential real estate loans comprise 49% or $165.1 million of loans receivable at June 30, 1999 compared to 39% or $119.8 million at December 31, 1998 and 38% or $95.6 million at June 30, 1998. During the quarter ended June 30, 1999, the Company originated $54.1 million in loans. Loans originated and funded during the second quarter were earning a weighted average yield of 8.39%. The Company originated $19.7, $26.4, $22.3, and $36.4 million, respectively of portfolio loans during the first, second, third, and fourth quarters of 1998, respectively and $41.7 million during the first three months of 1999. The growth in portfolio loan fundings was due to a low interest rate environment, which promotes loan production, additions to sales staff, and the expansion of the Company's portfolio lending into construction, commercial, multi-family, and business lending.

         At June 30, 1999, the Company's permanent commercial real estate loan portfolio was $51.3 million, or 15.3% of total loans receivable, up from $37.9 million, or 12.7% of total loans receivable at December 31, 1998. At June 30, 1999, the Company had $46.9 million or 13.9% of net construction loans compared to $27.5 million, or 9.2%, at December 31, 1998. Construction loans are made primarily to residential builders and to commercial property developers. At June 30, 1999, the Company had $40.0 million of multi-family residential loans, or 11.9% of total loans receivable, up from $35.4 million, or 11.9%, at December 31, 1998. The remainder of the loans receivable was comprised primarily of business loans totaling $26.9 million, or 8.0%, of total loans receivable, at June 30, 1999, compared to $19.0 million, or 6.4%, at December 31, 1998.

         During the six months ended June 30, 1999, the Company's liabilities decreased by $11.1 million to $401.8 million, from $412.9 million at December 31, 1998. The decrease in liabilities was primarily attributable to a decline in deposits of $7.1 million and a $2.0 million decline in securities sold under agreements to repurchase. Total savings deposits decreased during the six month period ended June 30, 1999 to $363.6 million, or by 1.9%, from $370.7 million at December 31, 1998. Continued emphasis has been placed on growth of low-cost transaction deposit accounts. Transaction deposit accounts are made up of passbook savings, checking, and money market accounts. Transaction accounts increased from $113.6 million, or 30.6%, of total deposits at December 31, 1998 to $146.5 million, or 40.3%, of total deposits at June 30, 1999. Time deposits declined from $257.1 million at

December 31, 1998 to $217.0 million at June 30, 1999. Average transaction deposits at June 30, 1999, bore a weighted average interest rate of 3.09%.

         At June 30, 1999, shareholders' equity was $42.8 million, compared to $41.9 million at December 31, 1998. Equity increased by $0.9 million due to net income for the first six months of 1999 of $1.7 million, partially offset by the payment of cash dividends totaling $246,000, or $.07 per share, on the Company's outstanding common stock, and an $0.9 million change in the unrealized gains on securities available for sale, net of taxes. Tangible book value per share of Monterey Bay Bancorp, Inc. common stock was $11.83 at June 30, 1999, compared to $11.60 at December 31, 1998.

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

         Interest rate sensitivity estimated by management, as measured by the change in the market value of equity as a percentage of the present value of assets if interest rate levels were to increase by 2%, was negative 1.77% at March 31, 1999 indicating that the Company is vulnerable to increases in interest rates and advantaged if interest rates decline. The change in the market value of equity as a percentage of the present value of assets if interest rate levels were to increase by 2% was negative 1.92% and negative 3.11% at December 31, 1998 and December 31, 1997, respectively. While progress in reducing interest rate sensitivity has been made, management continues to pursue strategies to reduce the impact of changes in interest rates on its market value of equity, primarily by shortening asset maturities, and lengthening maturities of interest-bearing liabilities when possible, and by originating and retaining variable-rate consumer, business, construction, and commercial real estate loans, which generally have higher yields than permanent residential loans.

Asset Quality

         At June 30, 1999, the Company had $382,000 in nonaccrual loans past due 90 days or more compared to $1.5 million of nonaccrual loans at December 31, 1998. At June 30, 1999, impaired loans totaled $1.8 million, compared to $3.8 million at December 31, 1998.

         At June 30, 1999, the Company had real estate owned totaling $159,300, consisting of a single one-to-four family residential property acquired through foreclosure in 1998.

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

         Total classified assets of the Company decreased to $4.4 million, or 1.02% of total assets, at June 30, 1999 from $5.1 million, or 1.13% of assets, at December 31, 1998. At June 30, 1999, the Company had $4.4 million of assets classified as substandard and no assets classified as doubtful or loss. Substandard assets are comprised of loans with identified risk characteristics indicating the asset maybe inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged. The largest substandard loan at June 30, 1999 was a one-to-four family residential mortgage with an outstanding principal balance of $314,050.

         The majority of the Company's mortgage loans are secured by real estate located within the state of California. The majority of such loans are secured by real estate in Santa Cruz, Monterey, Santa Clara, and San Benito counties; therefore, the Company's credit risk is primarily related to the economic conditions of this region.

Capital and Regulatory Standards

         In connection with the insurance of its deposits by the Federal Deposit Insurance Corporation ("FDIC") and general regulatory oversight by the Office of Thrift Supervision ("OTS"), the Bank is required to maintain minimum levels of regulatory capital, including tangible, core and risk-based capital. At June 30, 1999 and December 31, 1998, the Bank was in compliance with all regulatory capital requirements. OTS prompt corrective action (PCA) regulations include five capital tiers ranging from well capitalized to critically undercapitalized. At June 30, 1999 and December 31, 1998, the Bank met the definition of a well-capitalized institution.

         The following  table sets forth the Bank's  capital  amounts and ratios
regarding   actual  and  minimum   tangible,   core,  and   risk-based   capital
requirements, together with the amounts and ratios required in order to meet the definition of a "well capitalized" institution.
                                         Minimum Capital         Well Capitalized
                                           Requirements            Requirements               Actual
                                       ---------------------   ---------------------   ---------------------
                                       Amount       Ratio       Amount      Ratio       Amount      Ratio
                                       --------    ---------   ---------   ---------   ---------   ---------
      As of June 30, 1999:
         Total capital
            (to risk-weighted assets)   $24,545     8.00%      $30,681     10.00%      $34,207     11.15%
         Tier 1 capital
            (to risk-weighted assets)     N/A        N/A        18,409      6.00%       31,309     10.30%
         Tier 1 capital
            (to adjusted assets)         17,752     4.00%       21,565      5.00%       31,309      7.26%
         Tangible capital
            (to tangible assets)          6,469     1.50%        N/A         N/A        31,309      7.26%

      As of December 31, 1998:
         Total capital
            (to risk-weighted assets)   $21,980     8.00%      $27,475     10.00%      $31,882     11.60%
         Tier 1 capital
            (to risk-weighted assets)     N/A        N/A        16,334      6.00%       29,319     10.77%
         Tier 1 capital
            (to adjusted assets)         17,522     4.00%       21,902      5.00%       29,319      6.69%
         Tangible capital
            (to tangible assets)          6,571     1.50%        N/A         N/A        29,319      6.69%

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

         The Company is required by OTS regulations to maintain an average daily balance of liquid assets in each calendar quarter of not less than 4% of either the amount of its liquidity base at the end of the preceding calendar quarter or the average daily balance of its liquidity base during the preceding calendar quarter. In addition to this minimum requirement, the Bank is required to maintain sufficient liquidity to ensure its safe and sound operations. The minimum liquidity requirement may be changed by the OTS to any amount within the range of 4% to 10%, depending upon economic conditions and the savings deposit flows of savings institutions. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's average liquidity ratio for the quarter ended June 30, 1999 was 8.8%, which exceeded the then-applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements. The Company's strategy generally is to maintain its liquidity ratio at or near the required minimum in order to maximize its yield on alternative investments.

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

         The Company has a written plan to mitigate the risks associated with the impact of the Year 2000. The plan directs the Company's Year 2000 activities under the framework of the Federal Financial Institutions Examination Council (FFIEC) five-step program. The FFIEC's five-step program includes the following phases: awareness, assessment, renovation, validation, and implementation. The awareness phase, which the Company has completed, discusses the Year 2000 problem and gains executive level support for the necessary resources to prepare the Company for Year 2000 compliance. The assessment phase, which the Company has also completed, assesses the size and complexity of the problem and details the magnitude of the effort necessary to address the Year 2000 issues. Although the awareness and assessment phases are completed, the Company will continue to evaluate any new issues as they arise. In the renovation phase, which the Company has substantially completed, the required incremental changes to hardware and software components are tested. In the validation stage, which the Company has also substantially completed, the hardware and software components are tested. The implementation phase will be completed by September 30, 1999.

         The Company is utilizing both internal and external sources to identify, correct or reprogram, and test its systems for Year 2000 compliance. The Company has identified fifteen applications which management believes are material to the Company's operations. Based on information received from testing results, the Company believes 100% of such applications are Year 2000 compliant as of June 30, 1999. The testing of the mission critical systems for core banking was completed May 31, 1999.

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

     Additionally, the Company has conducted employee education classes on Year 2000 preparedness and customer education to attempt to minimize any customer anxiety regarding Year 2000 issues. A customer and community education plan will be implemented in the fourth quarter of 1999 to further inform the community on the safety of money in banks.

     Because of the range of possible issues and large number of variables involved, it is impossible to quantify the total potential cost of the Year 2000 problems, or to determine the Company's worst-case scenario in the event the Company's Year 2000 remediation efforts or the efforts of those with whom it does business are not successful. In order to deal with the uncertainty associated with the Year 2000 problem, the Company has developed a business resumption contingency plan to address the possibility that efforts to mitigate the Year 2000 risk are not successful either in whole or part. These plans include manual and off-site processing of information for critical information technology systems and increased cash on hand. The contingency plans, including employee training, will be tested by August 15, 1999.

         As of June 30, 1999, the Company had incurred approximately $250,000 in total cumulative Year 2000 costs, which have been expensed as incurred. Year 2000-related costs have been funded from the continuing operations of the Company and, as of March 31, 1999, have constituted approximately 2% of the Company's information systems expenses for 1999. The Company estimates that additional costs to complete Year 2000 compliance will be approximately $75,000. This estimate includes the cost of purchasing hardware and licenses for software programming tools, the cost of the time of internal staff and the cost of consultants. The estimate does not include the time that internal staff is devoting to testing programming changes. Certain information system projects at the Company have been deferred as a result of the Company's Year 2000 compliance efforts. However, these deferrals are not expected to have a material effect on the Company's business.

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

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

        The Company held its Annual Meeting of Shareholders on June 11, 1999. At the Annual Meeting, the Shareholders elected directors Marshall G. Delk, Steven Franich, Stephen Hoffmann, and Gary Manfre to three year terms. The following directors continued in office (their remaining terms follow their names): Eugene R. Friend (one year); P.W. Bachan (two years); Edward K. Banks (two years); Nicholas C. Biase (two years); Diane Bordoni (one year); Donald K. Henrichsen (one year); McKenzie Moss (one year); and Louis Resetar, Jr. (two years). The shareholders also ratified the appointment of Deloitte & Touche, LLP, as independent auditors of the Company for the year ending December 31, 1999.

                   The vote on each matter was as follows:
        1.         For Directors:
                                                                                                Broker
                                                      For                Withheld             Non-Votes
                                                  ------------         -------------         -------------
                   Marshall G. Delk                3,003,804             203,865                  -
                   Steven Franich                  3,017,014             190,655                  -
                   Stephen Hoffmann                2,999,670             207,999                  -
                   Gary L. Manfre                  3,017,563             190,106                  -


        2. Ratification of the appointment of Deloitte & Touche LLP, as the independent auditors for the Company:

                                                                                                Broker
                                                      For                Withheld             Non-Votes
                                                  ------------         -------------         -------------
                                                   3,166,655              14,152                26,862


Item 5.  Other Information.

         None.

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


                                              MONTEREY BAY BANCORP, INC.

Date:       August 6, 1999                    By /s/ Marshall G. Delk
      ----------------------------            ----------------------------------
                                              Marshall G. Delk
                                              President, Chief Operating Officer
                                                and Chief Financial Officer