Form 10-Q
period 1999-09-30
MONTEREY BAY BANCORP INC
filed 1999-11-15
CIK 930429

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to ________________


                         Commission File Number 0-24842


                           MONTEREY BAY BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                     77-0381362
--------------------------------------------------------------------------------
      (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                     Identification No.)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,492,887 shares of common stock, par value $.01 per share, were outstanding as of November 10, 1999.

                                            MONTEREY BAY BANCORP, INC.

                                                       Index


PART I.          FINANCIAL INFORMATION                                                                              Page
                 ---------------------
                 Item 1     Consolidated Statements of Financial Condition as of
                            September 30, 1999 and December 31, 1998..............................................   1

                            Consolidated Statements of Operations for the Three and
                            Nine Months Ended September 30, 1999 and 1998.........................................   2

                            Consolidated Statement of Stockholders' Equity for the
                            Nine Months Ended September 30, 1999..................................................   3

                            Consolidated Statements of Cash Flows for the
                            Nine Months Ended September 30, 1999 and 1998.........................................   4

                            Notes to Consolidated Financial Statements............................................   6

                 Item 2
                            Management's Discussion and Analysis of Financial Condition
                            and Results of Operations.............................................................   7

                 Item 3    Quantitative and Qualitative Disclosure of Market Risk.................................  18

PART II          OTHER INFORMATION
                 -----------------

                 Item 1    Legal Proceedings......................................................................  19

                 Item 2    Changes in Securities..................................................................  19

                 Item 3    Defaults Upon Senior Securities........................................................  19

                 Item 4    Submission of Matters to a Vote of Security Holders....................................  19

                 Item 5    Other Information......................................................................  19

                 Item 6    Exhibits and Reports on Form 8-K.......................................................  19

SIGNATURES .......................................................................................................  20


Item 1.  Financial Statements.
-----------------------------

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998 (Dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------
                                                                                     September 30,          December 31,
                                                                                         1999                  1998
                                                                                      -----------           -----------
ASSETS
Cash and due from depository institutions                                             $    10,093           $    11,626
Overnight deposits                                                                          2,475                 5,325
                                                                                      -----------           -----------

      Total cash and cash equivalents                                                      12,568                16,951

Loans held for sale, at market                                                               --                   2,177
Securities available for sale:
   Mortgage-backed securities (amortized cost of $62,696 at
      September 30, 1999 and $97,158 at December 31, 1998)                                 61,434                98,006

   Corporate trust preferreds (amortized cost, of $11,451 at
      September 30, 1999 and $18,658 at December 31, 1998)                                 11,271                19,154

   Investment securities (amortized cost of $252 at December 31, 1998)                       --                     256
Securities held to maturity:
   Mortgage-backed securities (market value of $65 at
      September 30, 1999 and $96 at December 31, 1998)                                         67                    97

Loans receivable held for investment (net of allowance for loan losses
   at September 30, 1999, $3,352; and at December 31, 1998, $2,780)                       358,782               298,775

Federal Home Loan Bank stock, at cost                                                       3,170                 3,039
Premises and equipment, net                                                                 7,053                 6,316
Accrued interest receivable                                                                 2,678                 2,537
Core deposit premiums and other intangibles, net                                            3,107                 3,630
Other assets                                                                                3,587                 3,881
                                                                                      -----------           -----------
TOTAL ASSETS                                                                          $   463,717           $   454,819
                                                                                      ===========           ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
   Savings deposits                                                                   $   369,932           $   370,677
   Federal Home Loan Bank advances                                                         46,582                35,182
   Securities sold under agreements to repurchase                                           2,530                 4,490
   Accounts payable and other liabilities                                                   1,579                 2,581
                                                                                      -----------           -----------
      Total liabilities                                                                   420,623               412,930
                                                                                      -----------           -----------

COMMITMENTS AND CONTINGENCIES                                                                --                    --

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 2,000,000 shares authorized
      and unissued                                                                           --                    --
   Common stock, $.01 par value, 9,000,000 shares authorized
      and 4,378,289 shares issued (3,535,387 shares outstanding at
      September 30, 1999; and 3,505,355 shares outstanding at December 31, 1998)               45                    45
   Additional paid-in capital                                                              27,787                27,586
   Unearned shares held by employee stock ownership plan (188,672 at
      September 30, 1999; and 215,623 at December 31, 1998)                                (1,207)               (1,380)

   Treasury stock, at cost (956,699 shares at September 30, 1999;
      and 986,731 shares at December 31, 1998)                                            (12,625)              (12,920)

   Retained earnings, substantially restricted                                             29,942                27,764
   Accumulated other comprehensive income - unrealized gain
      (loss) on securities                                                                   (848)                  794
                                                                                      -----------           -----------
      Total stockholders' equity                                                           43,094                41,889
                                                                                      -----------           -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $   463,717           $   454,819
                                                                                      ===========           ===========

See notes to consolidated financial statements.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)
(Dollars in thousands, except per share amounts)
-----------------------------------------------------------------------------------------------------------------------
                                                                Three Months Ended                Nine Months Ended
                                                                    September 30,                   September 30,
                                                             ------------------------          ------------------------
                                                               1999            1998             1999             1998
INTEREST INCOME:
   Loans receivable                                          $ 7,211          $ 5,127          $20,103          $15,487
   Mortgage-backed securities                                  1,085            1,793            3,842            4,767
   Other investment securities                                   282              829            1,031            2,365
                                                             -------          -------          -------          -------

      Total interest income                                    8,578            7,749           24,976           22,619
                                                             -------          -------          -------          -------
INTEREST EXPENSE:
   Savings deposits                                            3,675            4,324           11,347           12,391
   FHLB advances and other borrowings                            543              297            1,589            1,196
                                                             -------          -------          -------          -------

      Total interest expense                                   4,218            4,621           12,936           13,587
                                                             -------          -------          -------          -------
NET INTEREST INCOME BEFORE PROVISION
   FOR LOAN LOSSES                                             4,360            3,128           12,040            9,032

PROVISION FOR LOAN LOSSES                                        265               77              685              682
                                                             -------          -------          -------          -------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                             4,095            3,051           11,355            8,350
                                                             -------          -------          -------          -------
NONINTEREST INCOME:
   Gain on sale of investment securities                        --                 31              503               14
   Gain  on sale of real estate owned                           --                  3               11               12
   Commissions from sales of noninsured products                 194              126              465              415
   Customer service charges                                      270              220              747              585
   Income from loan servicing                                     46               58              111              182
   Other income                                                   54               60              189              182
                                                             -------          -------          -------          -------

      Total noninterest income                                   564              498            2,026            1,390
                                                             -------          -------          -------          -------
GENERAL AND ADMINISTRATIVE EXPENSE:
   Compensation and employee benefits                          1,361            1,275            4,082            3,788
   Occupancy and equipment                                       285              250              856              816
   Data processing fees                                          269              224              757              607
   Deposit insurance premiums                                     40               36              123               99
   Legal and accounting expenses                                  94               64              322              482
   Stationery, telephone and office expenses                     156              149              443              400
   Advertising and promotion                                      69              116              234              279
   Amortization of core deposit premiums                         174              174              523              521
   Other expenses                                                523              430            1,344            1,153
                                                             -------          -------          -------          -------

      Total general and administrative expense                 2,971            2,718            8,684            8,145
                                                             -------          -------          -------          -------
INCOME BEFORE INCOME TAX EXPENSE                               1,688              831            4,697            1,595

INCOME TAX EXPENSE                                               738              371            2,041              762
                                                             -------          -------          -------          -------
NET INCOME                                                   $   950          $   460          $ 2,656          $   833
                                                             =======          =======          =======          =======

BASIC EARNINGS PER SHARE                                     $   .28          $   .13          $   .80          $   .23
                                                             =======          =======          =======          =======
DILUTED EARNINGS PER SHARE                                   $   .27          $   .12          $   .77          $   .22
                                                             =======          =======          =======          =======
CASH DIVIDENDS PER SHARE                                     $   .08          $   .06          $   .15          $   .12
                                                             =======          =======          =======          =======

See notes to consolidated financial statements.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED  STATEMENT OF  STOCKHOLDERS'  EQUITY  (UNAUDITED) NINE MONTHS ENDED
SEPTEMBER 30, 1999 (Dollar amounts in thousands)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                           Accumulated
                                                                                                              Other
                                                          Additional                                      Comprehensive
                                       Common Stock        Paid in     Acquired    Treasury     Retained  Income (loss),
                                    Shares(1)   Amount     Capital     by ESOP      Stock(2)    Earnings     net of tax     Total
                                    ---------   ------     -------     --------    ---------    --------  --------------    ------
Balance at
   December 31, 1998                3,505,355     $ 45     $27,586     $ (1,380)    $(12,920)   $ 27,764      $  794      $ 41,889

Options exercised
   using treasury stock                30,032                                            295          52                       347
                                                                                                    (530)                     (530)
Dividends paid

Earned ESOP shares                                             201          173                                                374

Net income                                                                                         2,656                     2,656

Change in unrealized gains
   on securities available for
   sale, net of taxes                                                                                         (1,346)       (1,346)

Reclassification adjustment
   for gains on securities
   available for sale included in
   income, net of taxes                                                                                         (296)         (296)
                                    ----------------------------------------------------------------------------------------------
Balance at
   September 30, 1999               3,535,387     $ 45     $27,787     $ (1,207)    $(12,625)   $ 29,942      $ (848)     $(43,094)
                                    ==============================================================================================


(1)  The number of shares of common  stock  includes  359,375  shares which are pledged as security for a loan to the Bank's ESOP.
     Shares earned at September 30, 1999 and December 31, 1998 were 170,703 and 143,750, respectively.

(2)  The Company held 956,699 shares of  repurchased  Company common stock as of September 30, 1999 and 986,731 as of December 31,
     1998.

See notes to consolidated financial statements.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (Unaudited) (Dollars in thousands)
--------------------------------------------------------------------------------------------------------------
                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                 -----------------------------
OPERATING ACTIVITIES:                                                                1999              1998
                                                                                 -------------     -----------
   Net income                                                                    $   2,656         $     833
   Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization of premises and equipment                             355               336
   Amortization of core deposit premiums                                               523               521
   Amortization of purchase premiums, net of discounts                                 248               781
   Loan origination fees deferred, net                                                 107               (90)
   Amortization of deferred loan fees                                                 (252)             (193)
   Provision for loan losses                                                           685               682
   Compensation expense related to ESOP shares released                                374               440
   Gain on sale of investment securities                                              (502)              (14)
   Gain on sale of real estate owned                                                   (11)              (12)
   Gain on sale of fixed assets                                                        --                (22)
   Charge-offs on loans receivable, net of recoveries                                 (113)                3
   Originations of loans held for sale                                              (5,884)           (8,923)
   Proceeds from sales of loans originated for sale                                  8,061             8,618
   Change in income taxes payable and deferred income taxes                           (291)              (32)
   Change in other assets                                                            1,187               645
   Change in interest receivable                                                      (141)             (887)
   Change in accounts payable and other liabilities                                   (447)              556
                                                                                 ---------         ---------

         Net cash  provided by operating activities                                  6,555             3,242
                                                                                 ---------         ---------

INVESTING ACTIVITIES:

   Loans originated for the portfolio, net                                        (129,825)          (68,358)
   Purchases of loans receivable                                                      (672)          (33,012)
   Principal payments on loans receivable                                           69,952            69,650
   Purchased of mortgage-backed securities available for sale                          --            (31,281)
   Proceeds from sales of mortgage-backed securities available for sale             16,920            12,564
   Principal paydowns on mortgage-backed securities                                 17,400            17,910
   Purchases of corporate securities available for sale                               --             (11,200)
   Proceeds from sale of corporate securities available for sale                     7,746              --
   Purchases of investment securities available for sale                                (7)          (15,998)
   Proceeds from sales of investment securities available for sale                     259            21,960
   Proceeds from maturities of investment securities                                  --               8,245
   Decreases in certificates of deposit                                               --                  99
   Purchases of FHLB stock                                                            (131)             (150)
   Purchases of premises and equipment, net                                         (1,092)           (2,154)
   Proceeds from sale of fixed assets                                                 --                 418
                                                                                 ---------         ---------
         Net cash used in investing activities                                     (19,450)          (31,307)
                                                                                 ---------         ---------

                                                 -continued-

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (Unaudited) (Dollars in thousands)
--------------------------------------------------------------------------------------------------------------
                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                 -----------------------------
                                                                                     1999              1998
                                                                                 -------------     -----------
FINANCING ACTIVITIES:

   Net increase (decrease) in savings deposits                                      $ (745)        $ 50,607
   Purchase of savings deposits, net of core deposit premiums                         --              (1,096)
   Proceeds of Federal Home Loan Bank advances, net                                 11,400             3,900
   Repayments of reverse repurchase agreements, net                                 (1,960)             (350)
   Purchase of treasury stock, net of proceeds from exercised options                  346            (5,049)
   Cash dividends paid to stockholders                                                (529)             (463)
                                                                                 ---------         ---------
      Net cash provided by financing activities                                      8,512            47,549
                                                                                 ---------         ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (4,383)           19,484

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    16,951            13,514
                                                                                 ---------         ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $ 12,568          $ 32,998
                                                                                 =========         =========

CASH PAID DURING THE PERIOD FOR:

   Interest on savings deposits and advances                                     $  12,930         $  13,963

   Income taxes                                                                      2,259               719

NONCASH INVESTING ACTIVITIES:

   Loans transferred to held for investment at market value                            171              --

   Mortgage-backed securities acquired in exchange for securitized
      loans, net of deferred fees                                                     --              47,703

   Real estate acquired in settlement of loans                                         280               194


See notes to consolidated financial statements.

                           MONTEREY BAY BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999

Note 1.

General

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

         In the opinion of the management of the Company and its subsidiary, Monterey Bay Bank (the "Bank"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation of the Company's consolidated financial condition at September 30, 1999, and December 31, 1998, the results of its operations for the three and nine months ended September 30, 1999 and 1998, and its cash flows for the nine months ended September 30, 1999 and 1998. All significant inter-company balances and transactions have been eliminated in consolidation. Results of operations for any interim period are not necessarily indicative of the operating results that may be expected for any other interim period or for the entire year.

         In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods covered. Actual results could differ significantly from those estimates and assumptions.

Note 2.

Comprehensive Income

         The following tables disclose comprehensive income for the three and nine months ended September 30, 1999 and 1998 (dollars in thousands).

                                                                 Three Months Ended    Nine Months Ended
                                                                    September 30,        September 30,
                                                                -----------------------------------------
                                                                   1999       1998       1999       1998
Comprehensive income:
   Net income                                                   $   950    $   511    $ 2,656    $   833

Change in unrealized gains (loss) on securities available for
   sale, net of taxes                                              (464)       467     (1,346)       956

Reclassification adjustment for net losses on securities
   available for sale  included in income, net of taxes               0       (100)      (296)        (8)
                                                                -------    -------    -------    -------
Total comprehensive income                                      $   486    $   878    $ 1,014    $ 1,781
                                                                =======    =======    =======    =======

Note 3.

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

Note 4.

Subsequent Event

         The Company announced on October 22, 1999 that it was resuming the repurchase program, which permits the repurchase of up to 10%, or 350,535 shares of its outstanding common stock. Since that time, the Company has repurchased 42,500 shares of common stock for $588,787.

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

         The Company's primary business is providing conveniently located deposit facilities to attract checking, money market, savings and certificate of deposit accounts, and investing such deposits and other available funds in mortgage loans secured by one-to-four family residences, construction, commercial real estate, and business loans. The Bank's deposit gathering and lending markets are primarily concentrated in the communities surrounding its full service offices located in Santa Cruz, Monterey, and Santa Clara counties, in California. At September 30, 1999, the Bank had eight full service offices and one administrative office.

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

Results of Operations for the Three and Nine Months Ended September 30, 1999 and 1998

Overview

         The Company reported net income of $950,000, or $.28 per basic share, for the quarter ended September 30, 1999, compared to net income of $460,000, or $.13 per basic share, for the same period last year. Diluted earnings per share were $.27 for the third quarter of 1999, compared to $.12 a year ago. Third quarter 1999 earnings were higher than earnings for the similar period a year ago primarily due to substantial increases in net interest income resulting from higher levels of loans receivable and decreases in the cost of funds. Return on average equity was 9.04% and return on average assets was .84% for the three month period ended September 30, 1999 compared to 4.14% and .42%, respectively a year ago. Return on average equity was 8.53% and return on average assets was
 .79% for the nine month period ended September 30, 1999 compared to 4.13% and .42%, respectively a year ago. Net income for the first nine months of 1999 was
$2,656,000, or $.80 per basic share, an increase from $833,000, or $.23 per basic share, recorded for the first nine months of 1998. Diluted earnings per share for the nine month period ended September 30, 1999 was $.77 compared to $.22 for the same period in 1998.

         Net interest income before provision for loan losses and recurring noninterest income rose $1.2 million and $3.0 million for the three and nine month periods ended September 30, 1999, respectively, from the comparable periods in 1998. The increase in net interest income was primarily due to growth in loans receivable and decreases in the cost of funds. While deposits have not grown during either the three or nine month periods ended September 30, 1999, compared to the same periods in 1998, the mix of deposits has changed. Transaction accounts (defined as checking, money market, and passbook accounts) represent $152.4 million or 41.2% of total deposits at September 30, 1999, compared to $113.6 million or 30.6% at December 31, 1998.

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

Net Interest Income

         Interest income for the quarter ended September 30, 1999, increased by 10.7% to $8.6 million, compared to $7.7 million for the third quarter of 1998. For the nine months ended September 30, 1999, total interest income was $25.0 million, a 10.4% increase compared to $22.6 million during the same period in 1998. The primary reason for the increase in interest income for the three and nine month periods ended September 30, 1999, compared to the same period in 1998, was the increase in average interest earning assets. The average balance of interest earning assets was $431.0 million and $432.0 million for the three and nine month periods ended September 30, 1999, respectively. These balances compare favorably to the $415.0 million and $405.0 million average balance of interest earning assets for the three and nine month periods ended September 30, 1998. The increase in average interest earning assets for the three month period ended September 30, 1999 compared to the same period in 1998 was due to an $96.0 million increase in loans receivable, offset by a $45.0 million decrease in the average balance of mortgage-backed securities and a $35.0 million decrease in the average balance of investment securities.

         The weighted average yield on interest earning assets increased to 7.97% and 7.71% for the quarter and nine months ended September 30, 1999, compared to 7.46% for the same periods in 1998. The average yield on loans receivable was slightly lower at 8.31% and 8.12% for the quarter and nine months ended September 30, 1999, compared to 8.18% and 8.11% for the comparable periods in 1998. The weighted average yield on interest earning assets during the three and nine months ended September 30, 1999 increased compared to the same periods in 1998 due to loans receivable for the quarter ended September 30, 1999 representing a larger percentage of total interest earning assets. Average loans receivable for the quarter and nine months ended September 30, 1999 represented 80.5% and 76.4%, respectively, of total interest earning assets compared to 60.5% and 63.0%, respectively, for the same periods in 1998. The yield on loans receivable is substantially higher than the yield on mortgage-backed and investment securities. The Company is continuing to pursue its long-term strategic goal to increase the net interest margin by replacing lower-yielding securities with higher-yielding loans.

         Interest expense was $4.2 million and $12.9 million, respectively for the quarter and nine months ended September 30, 1999, compared to $4.6 million and $13.6 million, respectively for the same periods a year ago. The $400,000 decrease in interest expense for both the quarter and $700,000 decrease for the nine months ended September 30, 1999 was due to a decline in both the average rate and average balances in deposits primarily due to a decline in certificate of deposits accounts, partially offset by an increase in the average balance in money market accounts. The decline in the weighted average cost of deposits is due to the success the Company has had in achieving its strategic goal of changing the mix of deposits to increase transaction accounts (checking, passbook, and money market accounts) as well as a decline in rates paid on time deposits. At September 30, 1999, the Company had $152.4 million in transaction accounts or 41.2% of total deposits with a weighted average cost of 2.99% (compared to $96.9 million or 26.1% of total deposits with a weighted average cost of 2.53% at September 30, 1998.

         The changes in net interest  income for the three and nine months ended
September 30, 1999 compared with the corresponding periods in 1998 are analyzed in the following table. The table shows the changes by major component, setting forth changes attributable to changes in volume, changes attributable to changes in interest rates, and the net effect of both (in thousands). Changes attributable to both rate and volume have been attributed to rate:

                                                             Three Months Ended September 30,
                                                                  1999 Compared with 1998
                                                                    Increase (Decrease)
                                                         -----------------------------------------
                                                         Volume            Rate              Net
                                                         -------          -------          -------
Interest income:
   Loans                                                 $ 1,975          $   109          $ 2,084
   Mortgage-backed securities                               (749)              41             (708)
   Investment securities                                    (440)            (107)            (547)
                                                         -------          -------          -------
                                                             786               43              829
                                                         -------          -------          -------
Interest expense:
   On customer deposits                                     (275)            (374)            (649)
   On borrowings                                             314              (68)             246
                                                         -------          -------          -------
                                                              39             (442)            (403)
                                                         -------          -------          -------
Change in net interest income                            $   747          $   485          $ 1,232
                                                         =======          =======          =======



                                                              Nine Months Ended September 30,
                                                                  1999 Compared with 1998
                                                                    Increase (Decrease)
                                                         -----------------------------------------
                                                         Volume            Rate              Net
                                                         -------          -------          -------
Interest income:
   Loans                                                 $ 4,578          $    38          $ 4,616
   Mortgage-backed securities                               (941)              16             (925)
   Investment securities                                    (983)            (351)          (1,334)
                                                         -------          -------          -------
                                                           2,654             (297)           2,357
                                                         -------          -------          -------
Interest expense:
   On customer deposits                                     (100)            (944)          (1,044)
   On borrowings                                             583             (190)             393
                                                         -------          -------          -------
                                                             483            1,134             (651)
                                                         -------          -------          -------
Change in net interest income                            $ 2,171          $   837          $ 3,008
                                                         =======          =======          =======


         Average  assets and  liabilities  together with average  interest rates earned and paid for the three and nine months ended  September 30, 1999 and 1998 are summarized as follows  (dollars in millions).  Included in the quarter ended
September  30, 1999  interest  income was a one time  adjustment to net deferred loan fees of approximately $140,000.  Excluding the effect of this adjustment in the  quarter  ended and year to date  September  30,  1999 would  reduce the net interest spread to 3.73% and 3.42%, respectively:
                                                           Three Months Ended September 30,
                                              ----------------------------------------------------------
                                                        1999                             1998
                                              ------------------------           -----------------------
                                               Average         Yield/            Average         Yield/
       Interest earning assets:                Balance          Rate             Balance          Rate
                                               -------          ----             -------          ----
          Loans                                  $347           8.31%              $251           8.18%
          Mortgage-backed securities               64           6.81%               109           6.55%
          Investment securities                    20           5.74%                55           5.99%
             Total interest earning assets        431           7.97%               415           7.46%
       Noninterest earning assets                  20                                20
                                                 ----                              ----
             Total assets                        $451                              $435
                                                 ====                              ====
       Interest bearing liabilities:
          Deposits                               $368           3.96%              $368           4.66%
          Borrowings                               39           5.49%                19           6.15%
                                                 ----                              ----
             Total interest bearing               407           4.11%               387           4.74%
       liabilities
       Noninterest bearing liabilities              2                                 3
       Stockholders' equity                        42                                45
                                                 ----                              ----

             Total liabilities and
                stockholders' equity             $451                              $435
                                                 ====                              ====

       Net interest rate spread                                 3.86%                             2.72%
       Net interest margin                                      4.05%                             3.01%

       Ratio of interest bearing assets to
          interest bearing liabilities                           106%                              107%

                                                           Nine Months Ended September 30,
                                              ---------------------------------------------------------
                                                       1999                               1998
                                              ------------------------           ----------------------
                                               Average         Yield/            Average         Yield/
       Interest earning assets:                Balance          Rate             Balance          Rate
                                               -------          ----             -------          ----
          Loans                                  $330           8.12%              $255           8.11%
          Mortgage-backed securities               78           6.61%                99           6.58%
          Investment securities                    24           5.66%                53           5.51%
                                                 ----                              ----
             Total interest earning assets        432           7.71%               405           7.46%
       Noninterest earning assets                  19                                18
                                                 ----                              ----
             Total assets                        $451                              $423
                                                 ====                              ====

       Interest bearing liabilities:
          Deposits                               $369           4.11%              $348           4.76%
          Borrowings                               38           5.52%                26           6.15%
                                                 ----                              ----
             Total interest bearing               407           4.25%               374           4.85%
       liabilities
       Noninterest bearing liabilities              2                                 3
       Stockholders' equity                        42                                46
                                                 ----                              ----

             Total liabilities and
                stockholders' equity             $451                              $423
                                                 ====                              ====

       Net interest rate spread                                 3.46%                             2.61%
       Net interest margin                                      3.72%                             2.98%

       Ratio of interest bearing assets to
          interest bearing liabilities                           106%                              108%


Provision for Loan Losses

         The allowance for loan losses is maintained at a level considered appropriate by management and is based on an ongoing assessment of the risks inherent in the loan portfolio. The allowance is increased by the provision for estimated loan losses, which is charged against operations, and is decreased by the amount of net loans charged off during the period. In evaluating the adequacy of the allowance for loan losses, management incorporates such factors as collateral value, portfolio composition and concentration, and trends in local and national economic conditions and the related impact on the financial strength of the Company's borrowers. (See "Asset Quality.")

         For the three and nine months ended September 30, 1999, the provision for loan losses was $265,000 and $685,000, respectively, compared to $77,000 and $682,000 for the same periods in 1998. The Company continued to increase its provision for loan losses largely due to a net increase in higher risk forms of lending. At September 30, 1999, the Company's allowance for loan losses totaled $3.4 million or .93% of loans receivable, compared to $2.8 million or .92% of loans receivable at December 31, 1998. At September 30, 1999, the Company had real estate owned totaling $159,300, consisting of a single one-to four-family residential property acquired through foreclosure in 1998. This property sold on October 12, 1999 for $166,087, resulting in a small recovery. Nonperforming loans totaled $704,804 or .19% of loans receivable at September 30, 1999 compared to $1.7 million, or .69% of loans receivable at September 30, 1998 and $1.5 million, or .50% of loans receivable at December 31, 1998.

Noninterest Income

         Noninterest income for the three and nine months ended September 30, 1999 was $564,000 and $2.0 million compared to $498,000 and $1.4 million for the comparable periods in 1998, primarily due to increases in customer service charges and commissions from sales on noninsured products. Included in noninterest income for the nine months ended September 30, 1999 were gains on the sale of investment securities of $503,000. Excluding the increases in gain on the sale of investment securities for the nine month period ended September 30, 1999 compared to the same period in 1998, noninterest income increased $133,000 due primarily to a $162,000 increase in customer service charges. The increase in customer service charges resulted from continuing growth in the number of customer checking accounts resulting primarily from the continued consolidation of financial institutions in the Company's market.

General and Administrative Expenses

         General and administrative expenses were $3.0 million and $8.7 million for the three and nine months ended September 30, 1999, compared to $2.7 million and $8.1 million for similar periods in 1998. The $253,000 and $540,000 increase in general and administrative expenses for the three and nine months ended September 30, 1999 compared to the same periods in 1998 was primarily attributable to increases in compensation and benefits, data processing fees and occupancy and equipment expenses. The increases in general and administrative expenses were primarily due to higher compensation and benefits and data processing fees, as new employees were hired to support the Company's deposit growth and the expansion of its branch locations and new product lines and services.

         General and administrative expense as a percentage of average assets for the three month ended September 30, 1999 were 2.60%, compared to 2.50% for the comparable period in 1998. More importantly, the efficiency ratio, which is general and administrative expense divided by net interest income before provision for loan losses plus noninterest revenue, improved during the three months ended September 30, 1999 compared to similar periods in 1998. The efficiency ratio for the quarter and nine months ended September 30, 1999 was 60% and 62% respectively, compared to 75% and 78%, respectively for comparable periods in 1998. The improvement in the efficiency ratio in 1999 was primarily due to improvements in net interest income and securities gains, and to a lesser extent to efforts to contain growth in general and administrative expenses.

COMPARISON OF CHANGES IN FINANCIAL CONDITION

         Total assets of the Company were $463.7 million at September 30, 1999, compared to $454.8 million at December 31, 1998, an increase of $8.9 million. The slight increase in assets during the first nine months of 1999 was primarily due to the growth in loans receivable partially offset by the sale of mortgage-backed and corporate securities and prepayments on mortgage-backed securities.

         Mortgage-backed and investment securities decreased $44.8 million, or 38.1%, to $72.7 million, during the nine months ended September 30, 1999. These decreases were offset by an increase of $60.0 million, or 20.1%, in loans receivable during the same period.

         Loans receivable held for investment were $358.8 million at September 30, 1999, compared to $298.8 million at December 31, 1998. Loans other than one to four family residential real estate loans comprise $191.8 million or 53.0% of loans receivable at September 30, 1999 compared to $119.8 million or 39.0% or loans receivable. The Company successfully continued to focus its efforts on changing its mix of interest earning assets by emphasizing construction, commercial real estate, and business lending activities, resulting in increased loan yields. However, these types of loans also carry greater credit risk than do one to four family residential real estate loans. The growth in portfolio loan fundings was due to a low interest rate environment, which promotes loan production, additions to sales staff, and the expansion of the Company's portfolio lending into construction, commercial, multi-family, and business lending.

         At September 30, 1999, the Company's permanent commercial real estate loan portfolio was $67.1 million, or 18.5% of total loans receivable, up from $37.9 million, or 12.7% of total loans receivable at December 31, 1998. At September 30, 1999, the Company had $53.8 million or 14.8% of net construction loans compared to $27.5 million, or 9.2%, at December 31, 1998. Construction loans are made primarily to residential builders and to commercial property developers. At September 30, 1999, the Company had $40.0 million of multi-family residential loans, or 11.1% of total loans receivable, up from $35.4 million, or 11.9%, at December 31, 1998. The Company also had business loans totaling $30.8 million, or 8.5%, of total loans receivable, at September 30, 1999, compared to $19.0 million, or 6.4%, at December 31, 1998. The Company's one to four family residential real estate loans totaled $167.0 million, or 47.0%, at September 30, 1999 compared to $179.0 million, or 61.0%, at December 31, 1998.

         During the nine months ended September 30, 1999, the Company's liabilities increased by $7.7 million to $420.6 million, from $412.9 million at December 31, 1998. The increase in liabilities was primarily attributable to an increase of $9.4 million in borrowings. Deposits of $370.0 million were largely unchanged from December 31, 1998. Continued emphasis has been placed on growth of low-cost transaction deposit accounts. Transaction deposit accounts are made up of passbook savings, checking, and money market accounts. Transaction accounts increased from $113.6 million, or 30.6%, of total deposits at December 31, 1998 to $152.4 million, or 41.2%, of total deposits at September 30, 1999. Time deposits declined from $257.1 million at December 31, 1998 to $217.5 million at September 30, 1999. Average transaction deposits at September 30, 1999, bore a weighted average interest rate of 2.99%.

         At September 30, 1999, shareholders' equity was $43.1 million, compared to $41.9 million at December 31, 1998. Equity increased by $1.2 million due to net income for the first nine months of 1999 of $2.7 million, partially offset by the payment of cash dividends totaling $529,000, or $.15 per share, on the Company's outstanding common stock, and a $1.6 million decrease in the unrealized gains on securities available for sale, net of taxes. Tangible book value per share of Monterey Bay Bancorp, Inc. common stock was $11.95 at September 30, 1999, compared to $11.60 at December 31, 1998.

Interest Rate Sensitivity and Market Risk Analysis

         Market risk is the risk of losses resulting from adverse changes in market pricing and rates. The Company's market risk is primarily interest rate risk associated with its lending, deposit and borrowing functions. Interest rate risk arises when interest rates on assets change in a different time period or in a different proportion from that of liabilities. Management actively monitors the Company's interest rate sensitivity position with the primary objective of prudently structuring the balance sheet so that movements of interest rates on assets and liabilities are highly correlated and produce reasonable net interest margin even in periods of volatile interest rates. Interest rate risk is considered by management to be the Company's most significant market risk in terms of potential for material impact upon the Company's financial position and results of operations. In the normal course of business, the Company is not exposed to other types of market risk such as risk associated with commodity prices or foreign currencies.

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

         Interest rate sensitivity estimated by management, as measured by the change in the market value of equity as a percentage of the present value of assets if interest rate levels were to increase by 2%, was negative 1.64% at June 30, 1999 indicating that the Company is vulnerable to increases in interest rates and advantaged if interest rates decline. The change in the market value of equity as a percentage of the present value of assets if interest rate levels were to increase by 2% was negative 1.92% at December 31, 1998. While progress in reducing interest rate sensitivity has been made, management continues to pursue strategies to reduce the impact of changes in interest rates on its market value of equity, primarily by shortening asset maturities, and lengthening maturities of interest-bearing liabilities when possible, and by originating and retaining variable-rate consumer, business, construction, and commercial real estate loans, which generally have higher yields than permanent residential loans.

         Since December 31, 1998, there has been a $1.3 million change in unrealized loss on securities available for sale, net of taxes. The change in the unrealized loss on securities available for sale is due to the rise in interest rates in the later half of 1999, which in the case of fixed rate securities has created a decline in value from the purchase price. It should be noted that the change in valuation has not changed the cash flow characteristics of the underlying securities.

Asset Quality

         At September 30, 1999, the Company had $705,000 in nonaccrual loans and loans past due 90 days or more compared to $1.5 million of such loans at December 31, 1998. At September 30, 1999, impaired loans totaled $1.7 million, compared to $3.8 million at December 31, 1998.

         At September 30, 1999, the Company had real estate owned totaling $159,300, consisting of a single one-to-four family residential property acquired through foreclosure in 1998. This property sold on October 12, 1999 for $166,087, resulting in a small recovery.

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

         Total classified assets of the Company decreased to $2.9 million, or .63% of total assets, at September 30, 1999 from $5.1 million, or 1.13% of assets, at December 31, 1998. At September 30, 1999, the Company had $3.1 million of assets classified as substandard and no assets classified as doubtful or loss. Substandard assets are comprised of loans with identified risk characteristics indicating the asset maybe inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged. The largest substandard loan at September 30, 1999 was a one-to-four family residential mortgage with an outstanding principal balance of $313,126.

         The majority of the Company's mortgage loans are secured by real estate located within the state of California. The majority of such loans are secured by real estate in Santa Cruz, Monterey, Santa Clara, and San Benito counties; therefore, the Company's credit risk is primarily related to the economic conditions of this region.


Capital and Regulatory Standards

         In connection with the insurance of its deposits by the Federal Deposit Insurance Corporation ("FDIC") and general regulatory oversight by the Office of Thrift Supervision ("OTS"), the Bank is required to maintain minimum levels of regulatory capital, including tangible, core and risk-based capital. At September 30, 1999 and December 31, 1998, the Bank was in compliance with all regulatory capital requirements. OTS prompt corrective action (PCA) regulations include five capital tiers ranging from well capitalized to critically undercapitalized. At September 30, 1999 and December 31, 1998, the Bank met the definition of a well-capitalized institution.


         The following  table sets forth the Bank's  capital  amounts and ratios
regarding   actual  and  minimum   tangible,   core,  and   risk-based   capital
requirements, together with the amounts and ratios required in order to meet the definition of a "well capitalized" institution.
                                    Minimum Capital        Well Capitalized
                                      Requirements           Requirements               Actual
                                    ----------------       ----------------       -----------------
                                    Amount     Ratio       Amount     Ratio       Amount      Ratio
                                    ------     -----       ------     -----       ------      -----
As of September 30, 1999:
   Total capital
      (to risk-weighted assets)    $26,506      8.00%     $33,133      10.00%     $35,578      10.74%
   Tier 1 capital
      (to risk-weighted assets)       N/A        N/A       19,880       6.00%      32,426       9.88%
   Tier 1 capital
      (to adjusted assets)          22,597      5.00%      22,597       5.00%      32,426       7.17%
   Tangible capital
      (to tangible assets)           6,779      1.50%        N/A         N/A       32,426       7.17%


As of December 31, 1998:
   Total capital
      (to risk-weighted assets)    $21,980      8.00%     $27,475      10.00%     $31,882      11.60%
   Tier 1 capital
      (to risk-weighted assets)       N/A        N/A       16,334       6.00%      29,319      10.77%
   Tier 1 capital
      (to adjusted assets)          17,522      4.00%      21,902       5.00%      29,319       6.69%
   Tangible capital
      (to tangible assets)           6,571      1.50%        N/A         N/A       29,319       6.69%


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

         The Company is required by OTS regulations to maintain an average daily balance of liquid assets in each calendar quarter of not less than 4% of either the amount of its liquidity base at the end of the preceding calendar quarter or the average daily balance of its liquidity base during the preceding calendar quarter. In addition to this minimum requirement, the Bank is required to maintain sufficient liquidity to ensure its safe and sound operations. The minimum liquidity requirement may be changed by the OTS to any amount within the range of 4% to 10%, depending upon economic conditions and the savings deposit flows of savings institutions. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's average liquidity ratio for the quarter ended September 30, 1999 was 7.5%, which exceeded the then-applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements. The Company's strategy generally is to maintain its liquidity ratio at or near the required minimum in order to maximize its yield on alternative investments.

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

         Federal banking regulators have been responsible for supervision and examination of banks and to determine whether each institution has an effective plan for identifying, renovating, testing and implementing solutions for Year 2000 processing and coordinating Year 2000 processing capabilities with its customers, vendors and payment system partners. Bank examiners are also required to assess the soundness of a bank's internal controls and to identify whether further corrective action may be necessary to assure an appropriate level of attention to Year 2000 processing capabilities.

         The Company has a written plan to mitigate the risks associated with the impact of the Year 2000. The plan directs the Company's Year 2000 activities under the framework of the Federal Financial Institutions Examination Council (FFIEC) five-step program. The FFIEC's five-step program includes the following phases: awareness, assessment, renovation, validation, and implementation. The awareness phase, which the Company has completed, discusses the Year 2000 problem and gains executive level support for the necessary resources to prepare the Company for Year 2000 compliance. The assessment phase, which the Company has also completed, assesses the size and complexity of the problem and details the magnitude of the effort necessary to address the Year 2000 issues. Although the awareness and assessment phases are completed, the Company will continue to evaluate any new issues as they arise. In the renovation phase, which the Company has completed, the required incremental changes to hardware and software components are tested. In the validation stage, which the Company has also completed, the hardware and software components are tested. The implementation phase was completed by September 30, 1999.

         The Company is utilizing both internal and external sources to identify, correct or reprogram, and test its systems for Year 2000 compliance. The Company has identified fifteen applications which management believes are material to the Company's operations. Based on information received from testing results, the Company believes 100% of such applications are Year 2000 compliant as of September 30, 1999. The testing of the mission critical systems for core banking was completed by May 31, 1999.

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

         Because of the range of possible issues and large number of variables involved, it is impossible to quantify the total potential cost of the Year 2000 problems, or to determine the Company's worst-case scenario in the event the Company's Year 2000 remediation efforts or the efforts of those with whom it does business are not successful. In order to deal with the uncertainty associated with the Year 2000 problem, the Company has developed a business resumption contingency plan to address the possibility that efforts to mitigate the Year 2000 risk are not successful either in whole or part. These plans include manual and off-site processing of information for critical information technology systems and increased cash on hand. The contingency plans, including employee training, were tested by August 15, 1999.

         As of September 30, 1999, the Company had incurred approximately $250,000 in total cumulative Year 2000 costs, which have been expensed as
incurred.   Year  2000-related  costs  have  been  funded  from  the  continuing operations of the Company and, as of September 30, 1999, have constituted approximately 2% of the Company's information systems expenses for 1999. The Company estimates that additional costs to complete Year 2000 compliance will be approximately $75,000. This estimate includes the cost of purchasing hardware and licenses for software programming tools, the cost of the time of internal staff and the cost of consultants. The estimate does not include the time that internal staff is devoting to testing programming changes. Certain information system projects at the Company have been deferred as a result of the Company's Year 2000 compliance efforts. However, these deferrals are not expected to have a material effect on the Company's business.


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


                                             MONTEREY BAY BANCORP, INC.

Date:    November 10, 1999                   By /s/ Marshall G. Delk
        ------------------                   -----------------------------------
                                             Marshall G. Delk
                                             President, Chief Operating Officer
                                               and Chief Financial Officer