Form 10-K
period 1999-12-31
MONTEREY BAY BANCORP INC
filed 2000-03-29
CIK 930429

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K

  Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act
               of 1934 For the fiscal year ended December 31, 1999

                         Commission File Number: 0-24802

                           MONTEREY BAY BANCORP, INC.
             (Exact Name Of Registrant As Specified In Its Charter)

           DELAWARE                                    77-0381362
(State Or Other Jurisdiction Of          (I.R.S. Employer Identification Number)
Incorporation Or Organization)

              567 Auto Center Drive, Watsonville, California 95076
               (Address Of Principal Executive Offices)(Zip Code)

                                 (831) 768-4800
              (Registrant's Telephone Number, Including Area Code)

        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, $0.01 par value per share
                                (Title Of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___.

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the Common Stock held by "non-affiliates" of the registrant, based upon the closing sale price of its Common Stock on March 10, 2000, as quoted on the Nasdaq National Market System, was approximately $15,712,000. Shares of common stock held by each officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons or entities may be deemed to be affiliates. Such determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The registrant had 3,308,523 shares of Common Stock outstanding as of March 10, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed within 120 days of the fiscal year ended December 31, 1999 are incorporated by reference into Part III of this Form 10-K.

                                                           INDEX

                                                                                                               PAGE

                                                           PART I

Item 1.           Business.......................................................................................3
Item 2.           Properties....................................................................................47
Item 3.           Legal Proceedings.............................................................................48
Item 4.           Submission of Matters to a Vote of Security Holders...........................................48


                                                          PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters.........................48
Item 6.           Selected Financial Data.......................................................................49
Item 7.           Management's Discussion and Analysis of Financial Condition and Results of Operations.........51
Item 7a.          Quantitative and Qualitative Disclosures About Market Risk....................................66
Item 8.           Financial Statements and Supplementary Data...................................................70
Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........116


                                                          PART III

Item 10.          Directors and Executive Officers of the Registrant...........................................116
Item 11.          Executive Compensation.......................................................................116
Item 12.          Security Ownership of Certain Beneficial Owners and Management...............................116
Item 13.          Certain Relationships and Related Transactions...............................................116


                                                          PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............................116

                                                              2

                                     PART I

         Discussions of certain matters in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and as such, may involve risks and uncertainties. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations, are generally identifiable by the use of words such as "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. These forward-looking statements relate to, among other things, expectations of the business environment in which Monterey Bay Bancorp, Inc. operates, projections of future performance, potential future credit experience, perceived opportunities in the market, and statements regarding the Company's mission and vision. The Company's actual results, performance, and achievements may differ materially from the results, performance, and achievements expressed or implied in such forward-looking statements. For a discussion of some of the factors that might cause such a difference, including, but not limited to, changes in interest rates, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the US Government, real estate valuations, and competition in the financial services industry, see "Item 1. Business - Factors That May Affect Future Results."

Item 1.  Business.

General

         Monterey Bay Bancorp, Inc. (referred to herein on an unconsolidated basis as "MBBC" and on a consolidated basis as the "Company") is a unitary savings and loan holding company incorporated in 1994 under the laws of the state of Delaware. MBBC currently maintains a single subsidiary company, Monterey Bay Bank (the "Bank"), formerly Watsonville Federal Savings and Loan Association. MBBC was organized as the holding company for the Bank in connection with the Bank's conversion from the mutual to stock form of ownership in 1995.

         At December 31, 1999, the Company had $462.8 million in total assets, $360.7 million in net loans receivable, and $367.4 million in total deposits. The Company is subject to regulation by the Office of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC"), and the Securities and Exchange Commission ("SEC"). The principal executive offices of the Company and the Bank are located at 567 Auto Center Drive, Watsonville, California, 95076, telephone number (831) 768 - 4800, facsimile number (831) 722 - 6794. The
Company may also be contacted via electronic mail at: INFO@MONTEREYBAYBANK.COM. The Bank is a member of the Federal Home Loan Bank of San Francisco ("FHLB") and its deposits are insured by the FDIC to the maximum extent permitted by law.

         The Company conducts business from eight branch offices and its administrative headquarters. In addition, the Company supports its customers through 24 hour telephone banking and ATM access through an array of networks including STAR, CIRRUS, and PLUS. During the year 2000, the Bank intends to introduce Internet banking access to its customers.

         Through  its   network  of  banking   offices,   the  Bank   emphasizes
personalized service focused upon two primary markets: households and small businesses. The Bank offers a wide complement of lending products, including:

o a broad array of residential mortgage products, both fixed and adjustable rate

o consumer loans, including home equity lines of credit and overdraft lines of credit

o    specialized financing programs to support community development

o    mortgages for multifamily real estate

o    commercial and industrial real estate loans

o construction lending for single family residences, apartment buildings, and commercial real estate

o commercial loans to businesses, including both revolving lines of credit and term loans

     The Bank also provides an extensive selection of deposit instruments. These include:

o multiple checking products for both personal and business accounts, with imaged statements available

o  various savings accounts

o  tiered money market accounts

o  tax qualified deposit accounts (e.g. IRA's)

o  a broad array of certificate products

     Through  its  wholly-owned   subsidiary,   Portola  Investment  Corporation
("Portola"), the Bank provides, on an agency basis, mortgage life insurance, fire insurance, and a wide selection of non-FDIC insured investment products including:

o  fixed annuities

o  variable annuities

o  an extensive inventory of mutual funds

o  individual fixed income and equity securities

Please see "Subsidiary Activities" for additional information regarding business activities by Portola.

         The Bank also supports its customers by functioning as a federal tax depository, selling and purchasing foreign banknotes, issuing debit cards, providing domestic and international collection services, and supplying various forms of electronic funds transfer.

         The Company participates in the wholesale capital markets through the management of its security portfolio and its use of various forms of wholesale funding. The Company's security portfolio contains a variety of instruments, including collateralized mortgage obligations ("CMO's"). The Company also participates in the secondary market for loans as both a purchaser and a seller of various types of mortgage products.

         The Company's revenues are primarily derived from interest on its loan and mortgage backed securities portfolios, interest and dividends on its investment securities, and fee income associated with the provision of various customer services. Interest paid on deposits and borrowings constitutes the Company's largest type of expense. The Company's primary sources of funds are deposits, principal and interest payments on its asset portfolios, and various sources of wholesale borrowings including FHLB advances and securities sold under agreements to repurchase. The Company's most significant operating expenditures are its staffing expenses and the costs associated with maintaining its branch network.

         Additional information concerning the Company's business is presented under "Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations."

Company Strategy

         During the past several years, the Company has adopted a business strategy of evolving away from its traditional savings and loan roots toward more of a community banking orientation. This evolution was selected so that the Company might better and more completely serve the financial needs of the communities it serves and because of the constrained financial returns associated with the traditional thrift business of funding residential mortgage loans with certificates of deposit. In conjunction with this strategy, the Company has diversified both its loan and its deposit portfolios.

         At December 31, 1999, residential mortgage loans comprised 43.4% of total gross loans held for investment, down significantly from 70.2% at the end of 1997. This shift in mix was accomplished through the Company's emphasis upon originating, in particular, construction and commercial and industrial real estate loans. The Company's construction lending has benefited from the strong demand for housing in the Greater Monterey Bay Area and from the robust economic growth experienced in the Company's primary market areas over the past several years.

         At December 31, 1999, certificates of deposits constituted 60.5% of the deposit portfolio, down from 79.3% at the end of 1997. Over the past several years, the Company has emphasized checking and money market accounts in its marketing and advertising as a means of cementing its relationship with its customers, decreasing its relative cost of funds, and bolstering non-interest income.

         The Company's strategy of transitioning into more of a community bank also incorporates increasing the percentage of the Company's total revenues generated from fees and service charges, as compared to net interest income. In this regard, the Company has expanded its scope of fee based services and significantly enhanced the product line offered through Portola.

         Another component of the Company's business strategy has been to improve its capital management in augmenting its return on equity. To accomplish this objective, the Company has increased in total assets, accomplished the aforementioned change in asset mix, declared dividends, and conducted a series of share repurchases.

         The Company intends to continue pursuing this strategy, while seeking avenues for further growth in market share and product diversification. Management believes that the continued consolidation occurring in the financial services industry will present opportunities to acquire personnel, branches, and customers from institutions being sold.


Market Area and Competition

         Market Area. The Bank is a community-oriented financial institution which originates residential, multifamily, construction, commercial real estate, consumer, and business loans within its market area. The Bank's deposit gathering and lending markets are concentrated primarily in the communities surrounding its full service offices in the counties of Santa Cruz, Monterey, and Santa Clara in Central California. While the economy in the Company's primary market area remains predominantly agricultural, in recent years other economic segments have assumed a larger portion of total business activity. These newer and in some cases relatively rapidly expanding segments include:

o an increasing professional presence, both in commercial property and in residential housing, as the technology centered Silicon Valley of California expands towards and into the Company's market areas

o  light manufacturing

o  post-secondary education

o  tourism, especially in the coastal communities on Monterey Bay

     The Company believes that the primary market areas in which it operates have experienced strong growth and favorable economic activity in the past two years, as reflected in appreciating real estate values and continued significant consumer demand for housing. The economic performance in the Company's primary market area typically mirrors the national economy and shows seasonal fluctuations, with a slowdown during the winter months.

     Competition. The banking and financial services business in California generally, and in the Bank's market areas specifically, is highly competitive. The increasingly competitive environment is a result of many factors including, but not limited to:

o the rise of the Internet, whereby the Bank must more frequently compete with remote entities soliciting customers in its primary market areas via web based advertising and product delivery, especially for certificates of deposit and residential mortgages

o the significant consolidation among financial institutions which has occurred over the past several years, resulting in a number of substantially larger competitors

o the increasing integration among commercial banks, securities brokers, and investment banks, from giant institutions such as CitiGroup to the recent acquisition of TeleBank and pending acquisition of Card Capture Services, Inc. by E*Trade Group, Inc.

o the continued growth and market share of non-bank financial services providers, that often specialize in a single product line such as credit cards or residential mortgages

         The Company competes for loans, deposits, fee based products, and customers for financial services with commercial banks, savings and loans, credit unions, thrift and loans, mortgage bankers, securities and brokerage companies, insurance firms, finance companies, mutual funds, and other non-bank financial services providers. Many of these competitors are much larger than the Bank in total assets, market reach, and capitalization; and enjoy greater access to capital markets and can offer a broader array of products and services than the Bank presently markets.

         Two local competing insured depository institutions, Coast Bancorp, Inc. and San Benito Bank, announced their sale to Greater Bay Bancorp, Inc. and Pacific Capital Bancorp, Inc., respectively, early in the year 2000. These transactions continue the consolidation trend that has occurred in the Company's primary marketplaces over the past several years. The Company is currently evaluating the potential impacts of these acquisitions, with management considering various alternatives to acquire business currently served by the impacted institutions. These latest acquisitions leave the Company as the largest local financial institution in many of its markets.

         In order to compete with other financial services providers, the Company relies upon local community involvement, personal service and the resulting personal relationships of its staff and customers, and the development and sale of specialized products and services tailored to meet its customers' needs. In addition, management considers the Company's reputation for financial strength and competitive services, as developed over 75 years of local Company history, as a competitive advantage in attracting and retaining customers within its primary market area.


Risk Factors That May Affect Future Results

         The following discusses certain factors that may affect the Company's financial results and operations and should be considered in evaluating the Company.

         Ability Of The Company To Execute Its Business Strategy. The financial performance and profitability of the Company will depend, in large part, on its ability to favorably execute its business strategy in converting from a relatively traditional savings and loan association to a community based financial services firm. This evolution entails risks in, among other areas, technology implementation, market segmentation, brand identification, banking operations, and capital and human resource investments. Accordingly, there can be no assurance that the Company will be successful in its business strategy and therefore continue the rise in profitability experienced during 1999.

         Economic Conditions And Geographic Concentration. The Company's operations are located in Central and Northern California and are concentrated in Santa Cruz, Monterey, and Santa Clara Counties. Although management has diversified the Company's loan portfolio into other California counties, and to a much lesser extent into other states, the vast majority of the Company's credits remain concentrated in the three primary counties. As a result of this geographic concentration, the Company's results depend largely upon economic and real estate market conditions in these areas. A deterioration in economic or real estate market conditions in the Company's primary market areas could have a material adverse impact on the quality of the Company's loan portfolio, the demand for its products and services, and its financial condition and results of operations. In addition, because the Company does not require earthquake insurance in conjunction with its real estate lending, an earthquake with an epicenter in or near the Company's primary market areas could also significantly adversely impact the Company's financial condition and results of operations.

         Interest Rates. By nature, all financial institutions are impacted by changing interest rates, due to the impact of such upon:

o  the demand for new loans

o prepayment speeds experienced on various asset classes, particularly mortgage backed securities and residential loans

o  credit profiles of existing loans

o  rates received on loans and securities

o  rates paid on deposits and borrowings

As presented under "Item 7. Management's Discussion And Analysis Of Financial Condition And The Results Of Operations" and under "Item 7a. Quantitative And Qualitative Disclosure Of Market Risk", the Company is financially exposed to parallel shifts in general market interest rates (particularly upward shifts), changes in the relative pricing of the term structure of general market interest rates, and relative credit spreads. Therefore, significant fluctuations in interest rates may present an adverse effect upon the Company's financial condition and results of operations.

         Government Regulation And Monetary Policy. The financial services industry is subject to extensive federal and state supervision and regulation. Significant new laws, changes in existing laws, or repeals of present laws could cause the Company's financial results to materially differ from past results. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for the Company, and a material change in these conditions could present an adverse impact on the Company's financial condition and results of operations.

         Competition. The financial services business in the Company's market areas is highly competitive, and is becoming more so due to technological advances (particularly Internet based financial services delivery), changes in the regulatory environment, and the enormous consolidation which has occurred among financial services providers. Many of the Company's competitors are much larger in total assets and market capitalization, enjoy greater liquidity in their equity securities, have greater access to capital and funding, and offer a broader array of financial products and services. In light of this environment, there can be no assurance that the Company will be able to compete effectively. The results of the Company may materially differ in future periods depending upon the nature or level of competition.

         Credit Quality. A significant source of risk arises from the possibility that losses will be sustained because borrowers, guarantors, and related parties may fail to perform in accordance with the terms of their loans. The Company has adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, that management believes are appropriate to control this risk by assessing the likelihood of non performance, tracking loan performance, and diversifying the credit portfolio. Such policies and procedures may not, however, prevent unexpected losses that could have a material adverse effect on the Company's financial condition or results of operations. Unexpected losses may arise from a wide variety of specific or systemic factors, many of which are beyond the Company's ability to predict, influence, and control.

         Other Risks. From time to time, the Company details other risks with respect to its business and financial results in its filings with the Securities and Exchange Commission.

Lending Activities

         General. The Company originates a wide variety of loan products, as exhibited in the subsequent table. Loans originated by the Company are subject to federal and state law and regulations. Interest rates charged by the Company on loans are affected by the demand for such loans and the supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by, among other things, economic conditions, monetary policies of the federal government, including the Federal Reserve
Board, and legislative tax policies. The following table presents the Company's loan activity for the years indicated.

                                                                 For The Years Ended December 31,
                                                        ----------------------------------------------------
                                                            1999               1998               1997
                                                        -------------      --------------     --------------
                                                                     (Dollars In Thousands)
Gross Loans (1)

Beginning balance                                          $ 303,732           $ 265,934          $ 234,649
                                                           ---------           ---------          ---------

Originations:
   Residential one to four unit                               38,402              47,440             22,423
   Multifamily 5 or more units                                12,129              11,240              1,686
   Commercial & industrial real estate                        37,663              18,024             13,177
   Construction                                               61,691              32,870             34,724
   Land                                                       16,453               6,137              2,169
   Consumer                                                    3,524               3,084              1,856
   Business                                                    3,405               6,563              1,213
                                                           ---------           ---------          ---------
      Total loans originated                                 173,267             125,358             77,248
                                                           ---------           ---------          ---------

Purchases                                                         --              79,902             14,661

Sales                                                         (8,868)            (14,223)            (3,020)

Transfers to real estate owned                                  (376)               (299)              (610)

Securitizations                                                   --             (48,370)                --

Principal repayments (2)                                    (103,567)           (104,570)           (56,994)
                                                           ---------           ---------          ---------

Ending balance                                             $ 364,188           $ 303,732          $ 265,934
                                                           =========           =========          =========

------------------------
(1) Gross loans includes loans receivable held for investment and loans held for sale, net of deferred loan fees and unamortized premiums and discounts.

(2) Principal repayments include amortization of premiums, net of discounts; amortization of deferred loan fees; net changes in nonmortgage loans receivable; and other adjustments.

         1999 constituted the highest origination volume in the Bank's 75 year history. The mix of loans originated in 1999 reflected the Company's business strategy of becoming a broader based, community focused financial services firm with a balance sheet diversified away from the Bank's historic concentration in relatively lower yielding residential mortgages. The Company realized particular progress in 1999 in bolstering its production of commercial & industrial real estate and construction lending, taking advantage of a strong real estate market in many of the communities served by the Company. The Company also conducted a series of loan participations with other financial institutions in 1999 as a means of both augmenting loan volume and diversifying credit risk. These participations funded in conjunction with other financial institutions are displayed in the above table as originations. Loans acquired outright after origination by other parties are shown in the above table as purchases. The Company requires title and hazard insurance for all real estate loans. More detailed information regarding the Company's lending activity is included in the following paragraphs which present activity by loan product category.

         Residential One To Four Unit Mortgage Lending. The Company originates fixed rate, adjustable rate, and hybrid (fixed for a period, and then adjustable) mortgage loans secured by one to four family residential properties. Adjustable rate mortgage loans have interest rates that adjust monthly, semiannually, or annually and reprice based upon various indices, primarily the 11th FHLB District Cost of Funds Index ("COFI") or the US Treasury One Year Constant Maturities Index ("1 Year CMT") . In the Year 2000, the Company intends to commence originating residential mortgages tied to the MTA index, which is equivalent to the twelve month rolling average of the 1 Year CMT index. The MTA index is utilized by a number of the Company's primary competitors and is often preferred by consumers due to its limited volatility relative to the 1 Year CMT index. The majority of loan originations are to existing or past customers and members of the Bank's local communities. The Company also originates one to four family residential construction loans for both owner occupants and developers / contractors ("speculative construction loans"). The Company provides escrow (impounds) services as requested by its customers and generally for those loans in excess of 80.0% loan to value.

         At December 31, 1999. the Company maintained $168.5 million in residential permanent mortgages, representing 46.3% of loans held for investment net of undisbursed loan funds. This compares to $181.8 million in permanent residential mortgages a year earlier, which then constituted 60.3% of loans held for investment net of undisbursed loan funds. This decline in residential mortgage volume and mix was coincident with the Company's business strategy, reinforced by, in particular, the first half of 1999 being a strong fixed rate residential lending market, which favors the Company's non bank competitors. The Company typically enjoys greater relative success during strong markets for adjustable rate mortgages, when the Company's capacity as a local lender underwriting and retaining loans for its own balance sheet provides a better competitive advantage.

         The majority of the residential loans at December 31, 1999 were secured by properties located within the Company's primary market area, and to a lesser extent the state of California. At December 31, 1999, 12.1% of the Company's one-to-four family mortgage loans had fixed terms and 87.9% had adjustable rates. The Company offers a variety of adjustable rate residential loan products, including an "easy qualifier" loan with more limited documentation required than other mortgages. The Company began originating loans subject to negative amortization in 1996. Negative amortization involves a greater risk to the Company because during a period of high interest rates the loan principal may increase above the amount originally advanced. However, the Company believes that the risk of default on these loans is mitigated by negative amortization caps, underwriting criteria, relatively low loan to value ratios, and the stability provided by payment schedules. At December 31, 1999, the Company's residential loan portfolio included $24.1 million of loans subject to negative amortization.

         The Company originates one to four family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan, and up to 97% of the appraised value or selling price if private mortgage insurance is obtained. Mortgage loans originated by the Company generally include due on sale clauses which provide the Company with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Company's consent. Due on sale clauses are an important means of adjusting the rates on the Company's fixed rate mortgage loan portfolio and the Company has generally exercised its rights under these clauses.

         From time to time, based on its asset / liability strategy, the Company purchases mortgage loans originated by others. In 1998, the Company purchased $79.9 million of primarily one to four family adjustable rate residential loans, including a $40.0 million portfolio that presented a weaker credit profile than those generally pursued by the Company. See "Credit Quality - Special Residential Loan Pool" and Note 14 to the Consolidated Financial Statements for additional information.

         The largest residential loan in the Company's portfolio at December 31, 1999 totaled $2.3 million, secured by a home in Monte Sereno, California. The second largest residential loan at December 31, 1999 was $2.2 million, secured by a home in La Selva Beach, California.

         Multifamily Lending. The Company offers hybrid and adjustable rate permanent multifamily real estate loans secured by real property in California. The Company also periodically extends construction financing to builders of multifamily housing. Permanent loans on multifamily properties typically present maturities of 30 years and are secured by apartment buildings containing five or more units. Factors considered by the Company in reaching a lending decision on such properties include the net operating income of the mortgaged premises before debt service and depreciation, the debt service ratio (the ratio of net earnings to debt service), the ratio of the loan amount to appraised value, and the financial profile of any guarantors. Pursuant to the Company's underwriting policies, multifamily adjustable rate mortgage loans are generally originated in amounts up to 70% of the appraised value of the underlying properties. The Company generally requires a debt service ratio of at least 1.20. Properties securing loans are appraised by an independent appraiser. Title insurance is required on all loans. When evaluating the qualifications of the borrower for a multifamily loan, the Company considers the financial resources and income level of the borrower, the borrower's experience in owning or managing similar property, and the Company's lending experience with the borrower. The Company's underwriting policies require that the borrower provide evidence of ability to repay the mortgage on a timely basis and maintain the property from current rental income. In evaluating the creditworthiness of the borrower, the Company generally reviews the borrower's financial statements, employment, and credit history, as well as other related documentation.

         Loans secured by apartment buildings and other multifamily residential properties are generally larger and involve a greater degree of risk than one to four family residential loans. Because payments on loans secured by multifamily properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Company seeks to minimize these risks through its underwriting policies, which require such loans to be qualified at origination on the basis of the property's income and debt coverage ratio. The Company also attempts to limit its risk exposure by requiring annual operating statements on the properties and by acquiring personal guarantees from the borrowers.

         As part of its operating strategy, the Company intends to moderately increase its multifamily lending within the state of California. At December 31, 1999, the Company's portfolio of multi-family loans totaled $42.2 million, or 11.6% of loans receivable held for investment less undisbursed loan funds. At December 31, 1999, the Company's two largest multifamily loans had outstanding balances of $2.7 million and $2.0 million, respectively. The loans were secured by apartment buildings located in Oceanside and Stockton, California, respectively. Because the primary marketplace the Company serves has a limited volume of multifamily properties, the Company intends to continue pursuing multifamily real estate loans secured by properties located throughout California. The Company's strategy in this regard is to purchase participations in multifamily loans originated by experienced, local lenders with a favorable record of quality loan origination.

         Commercial & Industrial Real Estate Lending. The Company originates both permanent and construction loans secured by commercial & industrial real estate located primarily in California. The Company's underwriting procedures provide that commercial & industrial real estate loans may generally be made in amounts up to the lesser of 65% of the appraised value of the property or up to a debt service coverage ratio of 1.20. Permanent loans may be made with terms up to 25 years and are typically adjustable based upon the 1 Year CMT or COFI indices. The Company's underwriting standards and credit review procedures on commercial & industrial real estate loans are similar to those applicable to multifamily loans. The Company considers the net operating income of the property, the loan to value ratio, the presence of any guarantees, and the borrower's expertise, credit history, and financial profile.

         At December 31, 1999, the Company's permanent commercial & industrial real estate loan portfolio totaled $72.3 million, or 19.9% of loans held for investment net of undisbursed loan funds. The largest permanent commercial real estate loan in the Company's portfolio at December 31, 1999 was secured by a nationally branded hotel located in Dublin, California, with an outstanding principal balance of $5.1 million. The next largest commercial real estate loan maintained by the Company at December 31, 1999 was $4.3 million, secured by a church and related facilities located in San Jose, California.

         As part of its business strategy, the Company has significantly augmented the nominal and relative levels of its commercial & industrial real estate lending in California, with the proportion of the loan portfolio represented by permanent commercial & industrial real estate loans increasing by approximately 50% during 1999. The majority of the commercial & industrial real estate loans are secured by property located in Northern and Central California. However, the Company has in the past year pursued participations on commercial & industrial real estate loans with experienced, local lenders in the greater San Diego and Los Angeles markets as a means of increasing loans outstanding and geographically diversifying the Company's loan portfolio.

         Loans secured by commercial & industrial real estate properties, like multifamily loans, are generally larger and involve a greater degree of risk than one to four family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on successful operation or management of the properties, repayment of such loans may be significantly subject to adverse conditions in the properties' management or real estate markets in general or particular to a subject property. The Company seeks to mitigate these risks through its underwriting standards and credit review policy, which requires annual operating statements for each collateral property. The Company also participates larger commercial & industrial real estate loans with other financial institutions as a means of diversifying its credit risk and remaining below the Bank's regulatory limit on loans to one borrower.

         Construction Lending. The Company originates construction loans for the acquisition and development of property. Collateral has been historically concentrated in residential properties, both owner occupied and speculative, as well as commercial real estate, including both retail properties and warehouse / storage facilities.

         Construction financing is generally considered to involve a higher degree of risk than long-term financing on improved, occupied real estate. The Company's risk of loss on construction loans depends largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. If the estimate of construction costs proves to be inaccurate, the Company may have to advance funds beyond the amount originally committed to permit completion of the development and to protect its security position. The Company may also be confronted, at or prior to maturity of the loan, with a project with insufficient value to ensure full repayment. The Company's underwriting, monitoring, and disbursement practices with respect to construction financing are intended to ensure that sufficient funds are available to complete construction projects. The Company attempts to limit its risk through its underwriting procedures, by using only approved, qualified appraisers, and by dealing with qualified builders / borrowers. The Company also participates larger construction loans with other financial institutions as a means of diversifying its credit risk and remaining below the Bank's regulatory limit on loans to one borrower.

         The Company's construction loans typically have adjustable rates and terms of 12 to 18 months. The Company originates one to four family and multifamily residential construction loans in amounts up to 80% of the appraised value of the property, subject to loans to one borrower limitations. Land development loans are determined on an individual basis, but in general they do not exceed 70% of the actual cost or current appraised value of the property, whichever is less. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant.

         At December 31, 1999, the Company had gross construction and land development loans totaling $79.0 million, on which there were undisbursed loan funds of $23.9 million. The net outstanding balance of $55.2 million represented 15.1% of loans held for investment net of undisbursed loan funds at December 31, 1999. The largest construction credit in the Company's portfolio at year-end was a $4.5 million gross commitment to fund the building of retail space in Santa Cruz, California. The second largest construction loan maintained by the Company at December 31, 1999 was a gross commitment of $4.4 million associated with a shopping center in Davis, California. The Company's construction loans are largely concentrated in the Company's primary marketplaces, although a limited amount of construction lending has occurred throughout Northern California.

         Land Lending. The Company offers loans secured by land, generally located in its immediate marketplace. The types of land generally considered by the Company are suitable for residential development or are demarcated residential lots. The Company does not extend loans on agricultural land where repayment of the loan is dependent upon crop sales.

         At December 31, 1999, the Company had land loans totaling $13.9 million, or 3.8% of gross loans held for investment net of undisbursed loan funds. The largest land loan in the Company's portfolio at year-end 1999 was a $2.8 million credit secured by land targeted for future residential development located in Los Altos, California. The Company's second largest land loan at December 31, 1999 was $1.7 million, secured by commercially zoned land located in Monterey, California.

         Business Lending. The Company offers business loans primarily collateralized by business assets. Such collateral is typically comprised of accounts receivable, inventory, and equipment. Business lending is generally considered to involve a higher degree of risk than the financing of real estate, primarily because security interests in the collateral are more difficult to perfect and the collateral may be difficult to obtain or liquidate following an uncured default. Business loans typically offer relatively higher yields, short maturities, and variable interest rates. The availability of such loans enables existing and potential business depositors to establish a more complete financial relationship with the Bank. The Company attempts to reduce the risk of loss associated with business lending by closely monitoring the financial condition and performance of its customers.

         During 1999, the Company introduced its "Business Express" lending program, whereby small businesses may obtain lines of credit of up to $25,000 with a relatively brief application and limited supporting documentation, augmented by a quick credit decision on the part of the Bank. This program was implemented to strengthen the Company's relationship with the small businesses in the Company's primary market areas, many of whom have been deposit customers for some period of time.

         At December 31, 1999, the Company had business term loans totaling $6.7 million and drawn balances against business lines of credit totaling $1.0 million. In the aggregate, business loans comprised 2.1% of gross loans held for investment net of undisbursed loan funds at December 31, 1999. The largest business loan in the Company's portfolio at year end was a $5.0 million term loan to a financial institution holding company extended by MBBC. This loan, which was placed on non-accrual status in December 1999, is primarily secured by the holding company's ownership interest in an insured depository institution. The loan was placed on non-accrual status primarily due to concerns regarding the ability of the holding company to repay the loan at maturity without selling or liquidating the insured depository institution. The insured depository institution reported continued profitability during 1999. The loan was current in its interest payments at December 31, 1999.

         Loan Approval Procedures And Authority. The board of directors has ultimate responsibility for the lending activity of the Company and establishes the lending policies of the Company. The board of directors has authorized the following loan approval authorities: mortgage loans in amounts up to the federal agency (e.g. Federal National Mortgage Association or "FNMA") conforming limit may be approved by the Company's staff underwriters; mortgage loans in excess of the agency conforming limits and up to $350,000 may be approved by the underwriting / processing manager; mortgage loans in excess of $350,000 and up to $400,000 may be approved by the real estate loan administrator; mortgage loans in excess of $400,000 and up to $500,000 require the approval of the Chief Lending Officer; and mortgage loans in excess of $500,000 and up to $750,000 require the approval of the Chief Executive Officer or the President. Mortgage loans in excess of $750,000 and up to $2.0 million require the approval of the board of directors Loan Committee. Any loans greater than $2.0 million must be approved by the full board of directors. The President or Chief Loan Officer may approve non-real estate loans up to $75,000. The Directors Loan Committee can approve such loans up to $2.0 million.

         The loan origination process requires that upon receipt of a completed loan application, a credit report is obtained and certain information is verified by an independent credit agency. If necessary, additional financial information is obtained from the prospective borrower. An appraisal of the related real estate is performed by an independent appraiser. The Company's board of directors approves all independent appraisers used by the Company. If the original loan exceeds 80% loan to value on a first trust deed loan or private mortgage insurance is required, the borrower is required to make payments to a loan impound account from which the Company makes disbursements for property taxes and insurance.

         Loan   Portfolio   Composition.   The  following   table  presents  the
composition  of the Company's net loans  receivable  held for  investment at the dates indicated.

                                                                       At December 31,
                                 -----------------------------------------------------------------------------------------------
                                     1999                1998                1997                1996               1995
                                 -----------------------------------------------------------------------------------------------
                                 Amount        %     Amount        %    Amount         %    Amount         %    Amount        %
                                 ------        -     ------        -    ------         -    ------         -    ------        -
                                                                       (Dollars In Thousands)

Loans secured by real estate

Residential one to four unit   $168,465    43.4%   $181,771    55.8%   $201,562    70.2%   $198,255    83.9%  $195,852    84.6%

Multifamily five or more units   42,173    10.9%     33,340    10.2%     23,355     8.1%     22,455     9.5%    21,503     9.3%

Commercial and industrial        72,344    18.6%     39,997    12.3%     20,159     7.0%      7,524     3.2%     4,191     1.8%

Construction                     79,034    20.3%     51,624    15.9%     35,150    12.3%      4,131     1.7%     5,379     2.3%

Land                             13,930     3.6%      7,774     2.4%      1,869     0.7%         95      --         97      --
                                -------   ------    -------   ------    -------   ------    -------   ------   -------   ------

Sub-total loans secured by
real estate                     375,946    96.8%    314,506    96.6%    282,095    98.3%    232,460    98.3%   227,022    98.0%
                                -------   ------    -------   ------    -------   ------    -------   ------   -------   ------

Other loans

Home equity lines of credit       3,968     1.0%      3,262     1.0%      3,142     1.1%      3,194     1.4%     3,973     1.7%

Other consumer loans                587     0.2%        658     0.2%        598     0.2%        763     0.3%       605     0.3%

Business term loans               6,670     1.7%      6,679     2.0%        943     0.3%        --       --        --      --

Business lines of credit          1,027     0.3%        595     0.2%        270     0.1%        --       --        --      --
                                -------   ------    -------   ------    -------   ------    -------   ------   -------   ------

Sub-total other loans            12,252     3.2%     11,193     3.4%      4,953     1.7%      3,957     1.7%     4,578     2.0%
                                -------   ------    -------   ------    -------   ------    -------   ------   -------   ------

Total gross loans               388,198   100.0%    325,699   100.0%    287,048   100.0%    236,417   100.0%   231,600   100.0%
                                -------   ------    -------   ------    -------   ------    -------   ------   -------   ------
(Less) / Plus

Undisbursed loan funds          (23,863)            (24,201)            (21,442)             (1,822)            (1,895)

Unamortized premiums &
discounts                           134                 491                 556                 452                651

Deferred loan fees, net            (281)               (434)               (742)               (528)              (607)

Allowance for loan losses        (3,502)             (2,780)             (1,669)             (1,311)            (1,362)
                                -------             -------             -------             -------            -------

Total loans held for           $360,686            $298,775            $263,751            $233,208           $228,387
investment, net                ========            ========            ========            ========           ========


         Loan Maturity Profile. The following table shows the contractual maturities of the Company's gross loans at December 31, 1999.

                                                             At December 31, 1999
                                             --------------------------------------------------
                                                               2001          2005         Total
                                                            Through           And         Gross
                                                 2000          2004    Thereafter         Loans
                                                 ----          ----    ----------         -----
                                                           (Dollars In Thousands)

Residential one to four unit                 $    713      $    270     $ 167,482     $ 168,465
Multifamily five or more units                     --           448        41,725        42,173
Commercial and industrial real estate           1,715         1,901        68,728        72,344
Construction                                   62,652        14,516         1,866        79,034
Land                                            1,931        10,870         1,129        13,930
Home equity lines of credit                        --         1,294         2,674         3,968
Other consumer loans                              580             7            --           587
Business term loans                                --         5,837           833         6,670
Business lines of credit                          988            39            --         1,027
                                             --------      --------     ---------     ---------
Total                                        $ 68,579      $ 35,182     $ 284,437     $ 388,198
                                             ========      ========     =========     =========

         The following table presents the Company's gross loans at December 31, 1999, segregating those with fixed versus adjustable interest rates and also isolating those loans with contractual maturities less than or equal to and greater than one year.

                                         Matures In 2000       Matures After 2000            Total Gross Loans
                                       ---------------------  ---------------------  ----------------------------------
                                           Fixed Adjustable       Fixed Adjustable        Fixed Adjustable         All
                                           ----- ----------       ----- ----------        ----- ----------         ---
                                                             (Dollars In Thousands)

Residential one to four unit            $      4        709    $ 20,395  $ 147,357     $ 20,399  $ 148,066   $ 168,465
Multifamily five or more units                --         --         539     41,634          539     41,634      42,173
Commercial and industrial real
  estate                                       5      1,710       5,975     64,654        5,980     66,364      72,344
Construction                              17,847     44,805          --     16,382       17,847     61,187      79,034
Land                                          --      1,931          --     11,999           --     13,930      13,930
Home equity lines of credit                   --         --          --      3,968           --      3,968       3,968
Other consumer loans                         580         --           7         --          587         --         587
Business term loans                           --         --          --      6,670           --      6,670       6,670
Business lines of credit                      --        988          --         39           --      1,027       1,027
                                        --------   --------    --------  ---------     --------  ---------   ---------
Total                                   $ 18,436   $ 50,143    $ 26,916  $ 292,703     $ 45,352  $ 342,846   $ 388,198
                                        ========   ========    ========  =========     ========  =========   =========

Percent of gross loans outstanding          4.8%      12.9%        6.9%      75.4%        11.7%      88.3%      100.0%

         Originations, Purchases, and Sales of Loans. The Company's mortgage lending activities are conducted primarily through its eight branch offices and approximately 60 wholesale loan brokers who deliver completed loan applications to the Company. In addition, the Company has developed correspondent relationships with a number of financial institutions to facilitate the origination of real estate loans on a participation basis. Loans presented to the Company for purchase or participation are generally underwritten substantially in accordance with the Company's established lending standards, which consider the financial condition of the borrower, the location of the underlying property, and the appraised value of the property, among other factors.

         On an ongoing basis, depending on its asset / liability strategy, the Company originates one to four family residential loans for sale in the secondary market. Loan sales are dependent on the level of loan originations and the relative customer demand for mortgage loans, which is affected by the current and expected future level of interest rates. During the years ended December 31, 1999 and 1998, the Company sold $8.9 million and $14.2 million, respectively, of fixed rate residential loans. The Company has recently been selling its fixed rate residential loans on a servicing released basis in order to take advantage of comparatively attractive servicing premiums being offered in the secondary market. The level and timing of any future loan sales will depend upon market opportunities and prevailing interest rates. From time to time, depending on its asset / liability strategy, the Company converts a portion of its mortgages into readily marketable mortgage backed securities. In 1998, the Company converted approximately $48.4 million of fixed rate residential loans into mortgage backed securities. The securitization was undertaken primarily to provide greater liquidity for the assets and thereby augment the Company's ability to manage its interest rate risk profile and cash flows.

         Loan Servicing. The Company services its own loans as well as loans owned by others. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, holding escrow funds for the payment of real estate taxes and insurance premiums, contacting delinquent borrowers, and supervising foreclosures and property dispositions in the event of unremedied defaults. Loan servicing income includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. At December 31, 1999, the Company was servicing $74.2 million of loans for others.


Credit Quality

         General. Although management believes that non-performing loans are generally well secured and / or reserved, real estate acquired through foreclosure is properly valued, and potential losses are provided for in the allowance for loan losses, there can be no assurance that future deterioration in local or national economic conditions, collateral values, borrowers' financial status, or other factors will not result in future credit losses and associated charges against operations. In regards to real estate acquired via foreclosure, although all such properties are actively marketed by the Company, no assurance can be provided regarding when these properties will be sold or what the terms of sale will be when they are sold. It is the Company's general policy to maintain recent (within 18 months) appraisals for all foreclosed properties.

         Non-accrual, Delinquent, And Restructured Loans. Management generally places loans on non-accrual status when they become 90 days past due, unless they are well secured and in the process of collection. Management also places loans on non-accrual status when they are less than 90 days delinquent when there is concern about the collection of the debt in accordance with the terms of the loan agreement. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed from income. Loans are charged off when management determines that collection has become unlikely. Restructured loans are those where the Company has granted a concession on the interest paid or the original repayment terms due to financial difficulties of the borrower or because of issues with the collateral securing the loan.

         Delinquent Loan Procedures. Specific delinquency procedures vary depending on the loan type and period of delinquency. However, the Company's policies generally provide that loans be reviewed monthly for delinquencies, and that if a borrower fails to make a required payment when due, the Company institutes internal collection procedures. For mortgage loans, written late charge notices are mailed no later than the 15th day of delinquency. At 25 days past due, the borrower is contacted by telephone and the Company makes a verbal request for payment. At 30 days past due, the Company begins tracking the loan as a delinquency, and at 45 days past due a notice of intent to foreclose is mailed. When contact is made with the borrower prior to foreclosure, the Company generally attempts to obtain full payment or develop a repayment schedule with the borrower to avoid foreclosure.

         Non-performing Assets. Non-performing loans include non-accrual loans, loans 90 or more days past due and still accruing interest, and restructured loans. Non-performing assets include all non-performing loans, real estate acquired via foreclosure, and repossessed consumer assets.

         Real estate acquired via foreclosure is recorded at the lower of the recorded investment in the loan or the fair value of the related asset on the date of foreclosure, less costs to sell. Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a real estate asset would yield in a current sale between a willing buyer and a willing seller. Development and improvement costs relating to the property are capitalized to the extent they are deemed to be recoverable upon disposal. The carrying value of acquired property is regularly evaluated and, if appropriate, an allowance is established to reduce the carrying value to fair value less costs to sell. The Company typically obtains appraisals on real estate acquired through foreclosure at the time of foreclosure. The Company generally conducts inspections on foreclosed properties and properties deemed in-substance foreclosures on a quarterly basis.

         The following table presents information regarding non-performing assets at the dates indicated.

                                                                               At December 31,
                                                           -----------------------------------------------------------
                                                                1999        1998        1997         1996        1995
                                                                ----        ----        ----         ----        ----
                                                                            (Dollars In Thousands)
Outstanding Balances Before Valuation Reserves
Non-accrual loans                                            $ 6,888     $ 1,478     $ 1,598      $ 1,394     $ 3,200
Loans 90 or more days delinquent and accruing interest            --          --          --          ---          --
Restructured loans in compliance with modified terms           1,294       1,437         448          354          --
                                                             -------     -------     -------      -------     -------
Total gross non-performing loans                               8,182       2,915       2,046        1,748       3,200

Investment in foreclosed real estate before valuation
  reserves                                                        96         322         326           --          --
Repossessed consumer assets                                       --          --          --           --          --
                                                             -------     -------     -------      -------     -------
Total gross non-performing assets                            $ 8,278     $ 3,237     $ 2,372      $ 1,748     $ 3,200
                                                             =======     =======     =======      =======     =======

Gross non-performing loans to total loans                       2.25%       0.96%       0.77%        0.74%       1.39%
Gross non-performing assets to total assets                     1.79%       0.71%       0.58%        0.41%       0.97%
Allowance for loan losses                                    $ 3,502     $ 2,780     $ 1,669      $ 1,311     $ 1,362
Valuation allowances for foreclosed real estate              $    --     $    41     $     5      $    --     $    --


         The increase in non-accrual loans at December 31, 1999 was concentrated in a single $5.0 million business term loan. This loan was current in its interest payments at December 31, 1999. The loan was maintained on non-accrual status, however, due to concern regarding the borrower's potential sources of funds to repay the loan at maturity. The loan is primarily secured by the common stock of an insured depository institution, a relatively illiquid form of collateral for the Company. At December 31, 1999, the Company had established a $200,000 specific reserve for this loan.

         The following table presents information concerning loans 60 to 89 days delinquent at the dates indicated.

                                               Loans On Accrual Status And Delinquent 60 - 89 Days At December 31,
                                         --------------------------------------------------------------------------------
                                                  1999                        1998                        1997
                                         ------------------------    ------------------------    ------------------------
                                             Number                       Number                      Number
(Dollars In Thousands)                           Of    Principal              Of   Principal              Of   Principal
                                              Loans      Balance           Loans     Balance           Loans     Balance
                                              -----      -------           -----     -------           -----     -------
Residential one to four unit                      2        $ 285              --     $   ---               2       $ 413
Land                                             --           --               1         144              --          --
Other consumer loans                             --           --               1                          --
                                             ------       ------          ------      ------          ------      ------
                                                                                           3                          --
                                                                                           -                          --

Total                                             2        $ 285               2       $ 147               2      $  413
                                             ======       ======          ======      ======          ======      ======

Delinquent loans to gross loans
     net of undisbursed loan funds                         0.08%                       0.05%                       0.16%


         The following table presents information regarding non-accrual loans at the dates indicated.

                                                           Loans On Non-accrual Status At December 31,
                                         --------------------------------------------------------------------------------
                                                  1999                        1998                        1997
                                         ------------------------    ------------------------    ------------------------
                                             Number                       Number                      Number
(Dollars In Thousands)                           Of    Principal              Of   Principal              Of   Principal
                                              Loans      Balance           Loans     Balance           Loans     Balance
                                              -----      -------           -----     -------           -----     -------
Residential one to four unit                      4       $  543               9     $ 1,478               5      $  781
Multifamily five or more units                   --           --              --          --               1         817
Commercial and industrial real estate             2        1,146              --          --              --          --
Business term loans                               1        5,000              --          --              --          --
Business lines of credit                          2          199              --          --              --          --
                                             ------       ------          ------      ------          ------      ------

Total                                             9      $ 6,888               9     $ 1,478               6     $ 1,598
                                             ======       ======          ======      ======          ======      ======

Non-accrual loans to gross loans
     net of undisbursed loan funds                         1.89%                       0.49%                       0.60%


         Interest income foregone on non-accrual loans outstanding at year-end totaled $109,000, $76,000, and $62,000 for the years ended December 31, 1999, 1998, and 1997, respectively. During early 2000, the two largest non-accrual loans at December 31, 1999, other than the aforementioned $5.0 million business term loan, were fully reinstated.

         The following table presents information concerning  restructured loans
(where the Company grants terms not normally provided because of borrower credit issues) that were on accrual status at the dates indicated.

                                               Troubled Debt Restructured Loans On Accrual Status At December 31,
                                         --------------------------------------------------------------------------------
                                                  1999                        1998                        1997
                                         ------------------------    ------------------------    ------------------------
                                             Number                       Number                      Number
(Dollars In Thousands)                           Of    Principal              Of   Principal              Of   Principal
                                              Loans      Balance           Loans     Balance           Loans     Balance
                                              -----      -------           -----     -------           -----     -------
Residential one to four unit                      8      $ 1,294               7     $ 1,172               4      $  448
Multifamily five or more units                   --        --                  1         265              --         --
                                             ------       ------          ------      ------          ------      ------

Total                                             8      $ 1,294               8     $ 1,437               4      $  448
                                             ======       ======          ======      ======          ======      ======


         A majority of the Company's restructured loans on accrual status at December 31, 1999 were restructured in conjunction with the bankruptcy of the borrower. The following table presents additional information concerning loans classified as troubled debt restructurings:

                                                                                     At December 31,
                                                                        --------------------------------------
                                                                          1999            1998           1997
                                                                          ----            ----           ----
                                                                    (Dollars In Thousands, Numbers In Whole Units)

Troubled debt restructurings performing per terms:
     Number of loans                                                         8               8              4
     Principal balance outstanding                                     $ 1,294         $ 1,437          $ 448
     Weighted average interest rate                                      7.60%           7.64%          8.90%

Troubled debt restructurings not performing per terms:
     Number of loans                                                         1              --             --
     Principal balance outstanding                                      $  119          $   --         $   --
     Weighted average interest rate                                      7.00%              --             --

Total troubled debt restructurings:
     Number of loans                                                         9               8              4
     Principal balance outstanding                                     $ 1,413         $ 1,437          $ 448
     Weighted average interest rate                                      7.55%           7.64%          8.90%

         Criticized And Classified Assets. To measure the quality of assets, the Company has established internal asset classification guidelines as part of its credit monitoring system for identifying and reporting current and potential problem assets. Under these guidelines, both asset specific and general portfolio valuation allowances are established.

         The Company currently classifies problem and potential problem assets into one of four categories, presented below in order of increasing severity.

Category                   Definition
--------------------       -----------------------------------------------------
Criticized Assets
-----------------
Special Mention            Special  Mention  loans  (sometimes  referred  to  as
                           "watch list" loans)  possess  weaknesses,  but do not
                           currently  expose the Company to  sufficient  risk to
                           warrant  categorization  as  a  classified  asset  or
                           assignment   of  a  specific   valuation   allowance.
                           Weaknesses  that might  categorize  a loan as Special
                           Mention  include,   but  are  not  limited  to,  past
                           delinquencies or a general decline in business, real estate, or economic conditions applicable to the loan.

Classified Assets
-----------------
Substandard                Substandard  loans have one or more defined  weakness
                           and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful Doubtful loans have the weaknesses of substandard loans, with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values questionable; and there is a high possibility of loss of some portion of the principal balance.

Loss Loss loans are considered uncollectible and their continuance as an asset is not warranted.



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


         The following table presents the Company's criticized and classified assets at the dates indicated:


                                                                                             At December 31,
                                                                                       --------------------------------
Outstanding Balances Before Specific Valuation Allowances                                1999         1998         1997
                                                                                         ----         ----         ----
                                                                                               (Dollars In Thousands)
Criticized Assets
-----------------
Special mention                                                                        $7,940       $6,427       $2,290
                                                                                       ======       ======       ======

Classified Assets
-----------------
Substandard loans                                                                      $8,678       $5,124       $2,505
Real estate acquired via foreclosure                                                       96          322          326
                                                                                       ------       ------       ------
Total classified assets                                                                $8,774       $5,446       $2,831
                                                                                       ======       ======       ======

Classified assets to total loans plus other real estate owned                            2.41%        1.79%        1.06%
Classified assets to total assets                                                        1.90%        1.20%        0.70%
Classified assets to shareholders' equity                                               21.50%       13.25%        6.05%
Allowance for loan losses to total classified assets                                    39.91%       51.05%       58.95%


         A savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which can require the establishment of additional general or specific loss allowances. The OTS, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on allowances for loan and lease losses which provides guidance in determining the adequacy of general valuation guidelines. The policy statement recommends that savings institutions establish effective systems and controls to identify, monitor, and address asset quality problems, analyze significant factors that affect the collectibility of assets, and establish prudent allowance evaluation processes. Management believes that the Company's allowance for loan losses is adequate given the composition and risks of the loan portfolio. However, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary. In addition, there can be no assurance that at some time in the future the OTS, in reviewing the Company's loan portfolio, will not request the Company to increase its allowance for loan losses, thus negatively impacting the Company's results of operations for that time period.

         Impaired Loans. The Company defines a loan as impaired when it meets one or more of the following criteria:

o It is probable that the Company will be unable to collect all contractual principal and interest in accordance with the terms of the loan agreement.

o    The loan is ninety or more days past due.

o The loan is placed on non-accrual status although less than ninety days past due.

o    A specific valuation reserve has been allocated against the loan.

o    The loan meets the criteria for a troubled debt restructuring.

         The policy of the Company is to review each loan in the portfolio to identify problem credits. The nature of this review varies by the type of loan and its underlying collateral. For example, most residential mortgages are evaluated for impairment following a delinquency, while the Company conducts credit analysis on each income property loan exceeding certain thresholds at least annually regardless of payment performance. In reviewing each loan, the Company evaluates both the amount the Company believes is probable that it will collect and the timing of such collection. As part of the loan review process, the Company considers such factors as the ability of the borrower to continue meeting the debt service requirements, assessments of other sources of repayment, and the fair value of any collateral. Insignificant delays or shortfalls in payment amounts, in the absence of other facts and circumstances, would not alone lead to the conclusion that a loan is impaired.

         Each loan identified as impaired is evaluated for the need for a specific loss reserve. The adequacy of these specific loss reserves is reviewed regularly, and no less frequently than quarterly. A loan's specific loss reserve is calculated by comparing the Company's net investment in the loan to one or more of the following, as applicable to the nature of the loan:

o the present value of the loan's expected future cash flows discounted at the loan's effective interest rate at the date of initial impairment

o    the loan's observable market price

o    the fair value of the collateral securing the loan

The Company charges off a portion of an impaired loan against the specific valuation allowance when it is probable that a part of the loan will not be recoverable.

         At December 31,  1999,  the Company had impaired  loans  totaling  $8.2 million, which have related specific reserves of $200,000. At December 31, 1998, the Company  maintained  impaired loans of $3.8 million,  with related  specific reserves of $67,000.  A majority of the year to year increase in impaired  loans was associated with the aforementioned  $5.0 million  non-accrual  business term loan. Of the $8.2 million in impaired  loans at December 31, 1999,  $1.3 million were on accrual  status due to continued  payment  performance by the borrowers.
Additional  information concerning impaired loans is presented below and in Note
5 to the Consolidated Financial Statements.

                                                                                1999         1998           1997
                                                                               ------        ------        ------
                                                                                     (Dollars In Thousands)

Average investment in impaired loans for the year                              $2,511        $3,100        $1,300

Interest recognized on impaired loans at December 31                           $  590        $  166        $   49

Interest not recognized on impaired loans at December 31                       $  109        $   76        $   62


         Special Residential Loan Pool. During 1998, the Bank purchased a $40.0 million residential mortgage pool comprised of loans that presented a borrower credit profile and / or a loan to value ratio outside of (less favorable than) the Bank's normal underwriting criteria. To mitigate its credit risk for this portfolio, the Bank obtained a scheduled principal / scheduled interest loan servicing agreement from the seller. Further, this agreement also contained a warranty by the seller to absorb any principal losses on the portfolio in exchange for the seller's retention of a portion of the loans' yield through loan servicing fees. In obtaining these favorable loan servicing terms, the Bank functionally aggregated the credit risk for this loan pool into a single borrower credit risk to the seller / servicer of the loans. The Bank was subsequently informed by the OTS that structuring the purchase in this manner made the transaction an "extension of credit" by the Bank to the seller / servicer, which, by virtue of its size, violated the OTS' "Loans To One Borrower" regulation. See "Regulation And Supervision - Loans To One Borrower Limitation."

         Following conversations with the OTS, the Bank independently conducted a new underwriting of each of the pool's residential mortgage loans. Based upon this new underwriting, appreciation in underlying property values, and continued payment performance by a vast majority of the borrowers, the majority of the residential loan pool was, from a regulatory standpoint, reclassified as no longer dependent upon the warranty of the seller / servicer for repayment and therefore did not comprise a loan to one borrower.

         At December 31, 1999, the outstanding principal balance of this mortgage loan pool was $33.8 million, net of $1.2 million in December payoffs receivable from the seller / servicer, of which $7.1 million was still classified as dependent on the warranty of the seller / servicer for repayment. This $7.1 million in loans still exceeded the Bank's loans to one borrower limit of $5.3 million at December 31, 1999. Because the residential loans contain a substantial upward rate reset feature in the year 2000, the Bank anticipates that the pool will continue experiencing prepayments and thereby eventually fall below the Bank's loan to one borrower limitation. The Bank continues to report to the OTS in this regard on a monthly basis.

         Through December 31, 1999, the seller / servicer performed per the loan servicing agreement, making scheduled principal and interest payments to the Bank while also absorbing all credit losses on the loan portfolio. Management believes that the seller / servicer has both the capacity and intent to continue performing per the terms of the loan servicing agreement and therefore does not anticipate realizing credit losses on this residential mortgage pool.

         During the first quarter of 2000, the Bank was informed by the OTS that:

1. all loans associated with this loan pool would be required to be assigned to the 100% risk based capital category in calculating regulatory capital ratios that incorporate risk weighted assets

2. the Bank's regulatory capital position at December 31, 1999 was mandated to reflect the above requirement

3. until further notice, the Bank's regulatory capital ratios were required to maintained at levels no lower than the levels at December 31, 1999

         Because remaining a "well capitalized" financial institution is integral to the Bank's business strategy and due to the planned generation of additional regulatory capital in 2000 through a combination of net income, amortization of deferred stock compensation, and amortization of intangible assets, management does not foresee that the aforementioned requirements will have a material adverse impact upon the Company in 2000. However, depending upon the tenure of and any potential modification of the additional requirements, as determined by the OTS, such requirements could present an unfavorable impact upon MBBC's liquidity and ability to pay dividends. See "Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations - Liquidity".

         Allowance For Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in the Company's loan portfolio and the economic and real estate market conditions in the Company's market areas. The allowance for loan losses is increased by provisions charged against earnings and reduced by net loan charge-offs. Loans are charged-off when they are deemed to be uncollectible; recoveries are generally recorded only when cash payments are received.

         The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable. The allowance is based upon a number of factors, including asset classifications, economic trends and conditions, industry experience and trends, industry and geographic concentrations, estimated collateral values, management's assessment of the credit risk inherent in the portfolio, historical loan loss experience, changes in non-performing and past due loans, and the Company's underwriting policies. Various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. These agencies may require the Company to make additional provisions for loan losses, based on their judgments of the information available at the time of the examination. Although management believes that the allowance for loan losses is adequate to provide for both potential losses and estimated inherent losses in the loan portfolio, future provisions charged against operations will be subject to continuing evaluations of the inherent risk in the loan portfolio. In addition, if the national or local economy declines or asset quality deteriorates, additional provisions could be required.

         The following table presents information concerning the Company's allowance for loan losses at the dates and for the years indicated.

                                                                    1999          1998          1997          1996          1995
                                                                  ---------     ---------    ---------     ---------     ---------
                                                                                      (Dollars In Thousands)

Period end loans outstanding(1)                                   $ 364,188     $ 303,732    $ 265,934     $ 234,649     $ 229,841
Average loans outstanding                                           365,363       313,018      268,479       235,052       228,836
Period end non-performing loans outstanding                           8,182         2,915        2,046         1,748         3,200

Allowance for loan losses

Balance, at beginning of year                                     $   2,780     $   1,669    $   1,311     $   1,362     $     808

Charge-offs:
     Residential one to four unit real estate loans                    (113)         --            (20)         (106)         (109)
     Other consumer loans                                              --            --             (1)          (24)         --
                                                                  ---------     ---------    ---------     ---------     ---------

Total charge-offs                                                      (113)         --            (21)         (130)         (109)
                                                                  ---------     ---------    ---------     ---------     ---------

Recoveries:
     Residential one to four unit real estate loans                    --               3            4            50          --
     Other consumer loans                                              --            --           --               1          --
                                                                  ---------     ---------    ---------     ---------     ---------

Total recoveries                                                       --               3            4            51          --
                                                                  ---------     ---------    ---------     ---------     ---------

Net (charge-offs) recoveries                                           (113)            3          (17)          (79)         (109)
                                                                  ---------     ---------    ---------     ---------     ---------

Provision charged to operations                                         835           692          375            28           663

Allowance acquired in conjunction with loan purchase                   --             416         --            --            --
                                                                  ---------     ---------    ---------     ---------     ---------

Balance, at end of year                                           $   3,502     $   2,780    $   1,669     $   1,311     $   1,362
                                                                  =========     =========    =========     =========     =========


Net charge-offs (recoveries) to average loans outstanding              0.03%         --           0.01%         0.03%         0.05%
Allowance as a percent of year end loans outstanding                   0.96%         0.92%        0.63%         0.56%         0.59%
Allowance as a percent of non-performing loans                        42.80%        95.37%       81.57%        75.00%        42.56%

------------------------------------------------
(1) net of undisbursed loan funds

         The following table provides a summary of the allocation of the allowance for loan losses for specific loan categories at the dates indicated. The allocation presented should not be interpreted as an indication that charges to the allowance for loan losses will be incurred in these amounts or proportions, or that the portion of the allowance allocated to each loan category represents the total amounts available for future losses that may occur within these categories. The unallocated portion of the allowance and the total allowance is applicable to the entire loan portfolio.

                                                                 At December 31,
                         ------------------------------------------------------------------------------------------------
                                 1999              1998                1997                1996               1995
                         ------------------  -----------------  ------------------  -----------------  ------------------
                                      % Of               % Of                % Of               % Of                % Of
                                  Loans In           Loans In            Loans In           Loans In            Loans In
                                  Category           Category            Category           Category            Category
                                  To Gross           To Gross            To Gross           To Gross            To Gross
                           Amount    Loans    Amount    Loans     Amount    Loans    Amount    Loans     Amount    Loans
                           ------    -----    ------    -----     ------    -----    ------    -----     ------    -----
                                                              (Dollars In Thousands)

Residential                 $ 663    43.4%     $ 925    56.1%      $ 744    70.3%     $ 883    83.9%      $ 779    84.6%
Multifamily                   185    10.9%       277    10.2%        260     8.1%       171     9.5%        107     9.3%
Commercial real estate        918    18.6%       514    12.2%        226     7.0%       173     3.2%         42     1.8%
Construction                  960    20.3%       533    15.7%        209    12.2%        19     1.7%         57     2.3%
Land                          137     3.6%       101     2.4%         54     0.7%         1       --          1       --
Home equity lines of
 credit                        32     1.0%        34     1.0%         38     1.1%        40     1.4%         25     1.7%
Other consumer loans           15     0.2%        11     0.2%         19     0.2%        23     0.3%          3     0.3%
Business term loans           243     1.7%       190     2.0%         19     0.3%        --       --         --       --
Business lines of credit       83     0.3%        26     0.2%         19     0.1%        --       --         --       --
                            -----    ----      -----    ----       -----    ----      -----    ----       -----    ----
Total allocated             3,236   100.0%     2,611   100.0%      1,588   100.0%     1,310   100.0%      1,014   100.0%
                                    =====              =====               =====              =====               =====


Unallocated                   266                169                  81                  1                 348
                           ------             ------              ------             ------              ------
     Total                 $3,502             $2,780              $1,669             $1,311              $1,362
                           ======             ======              ======             ======              ======
Other information
-----------------
Gross loans outstanding  $388,198            $327,876           $287,562            $236,547           $231,692


         Over the past several years, the Company has increased its allowance for loan losses in conjunction with three key trends within the loan portfolio:

o The growth in the nominal size of the loan portfolio has led management to increase the amount of the allowance.

o The greater diversification in the mix of the loan portfolio away from residential one to four unit permanent mortgages toward other types of lending, particularly commercial and industrial real estate loans and construction lending, has led to higher nominal and relative allowance levels, as these newer types of lending typically present more risk than residential mortgages. This increased risk stems both from the nature of the lending and the greater individual credit amounts associated with commercial real estate and construction loans.

o The increasing concentration of the portfolio in relatively less seasoned credits, because of the Company's growth rate in recent years, has also led management to increase the level of the allowance, as less seasoned loans typically present greater risk than loans which have been performing for many years.

         The Company recorded provisions in 1999 to bring the allowance for loan losses to a level deemed appropriate by management based upon the Company's loan loss allowance methodology. To the extent that the Company is successful in its strategic plan and therefore continues to expand and diversify its loan portfolio, management anticipates increasing, in future periods, the allowance for loan losses in a manner consistent with the Company's loan loss allowance methodology.

Investment Activities

         Cash Equivalents. The Company does not include certain short term, highly liquid investments as investment securities, instead classifying these as cash equivalents. These include:

o   federal funds sold
o   securities purchased under agreements to resell
o   commercial paper
o   money market mutual fund investments
o   banker's acceptances
o   certificates of deposit in federally insured financial institutions

         Liquidity Maintenance. Federally chartered savings institutions have the authority to invest in various types of liquid assets, as defined in applicable regulations, including United States Treasury obligations, securities of or guaranteed by various federal agencies, certificates of deposit of insured banks and savings institutions, bankers' acceptances, repurchase agreements, and federal funds. Additionally, the Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. See "Regulation And Supervision - Liquidity." Historically, the Bank has maintained liquid assets above the minimum OTS requirements and at a level considered to be adequate to meet foreseeable operational needs.

         Investment Policies. In addition to the above liquid assets, subject to various restrictions, federally chartered savings institutions may also invest in various other types of securities, including investment-grade corporate debt securities, asset-backed securities and collateralized mortgage obligations not guaranteed by a federal agency, and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. The Company maintains separate internal investment policies for the Bank and MBBC. These policies are established by the board of directors with the key objectives of:

o   providing and maintaining liquidity
o   generating a favorable total return on a risk-adjusted basis
o   managing the overall interest rate risk profile of the entities
o   maintaining compliance with various associated regulations
o   controlling credit risk exposure

Specifically, the Company's policies generally limit investments to publicly traded securities that are investment grade. These policies prohibit the Company's maintenance of a trading portfolio as defined under SFAS No. 115.

         Accounting And Reporting. Investment securities classified as available for sale are recorded at fair value, while investment securities classified as held to maturity are recorded at cost. Unrealized gains or losses on available for sale securities, net of the deferred tax effect, are reported as increases or decreases in stockholders' equity.

         The amortized cost and estimated fair value of securities at each of the past two year ends is as follows:

                                                                                       December 31, 1999
                                                                 -------------------------------------------------------------------
                                                                                     Gross               Gross
                                                                 Amortized        Unrealized           Unrealized            Fair
                                                                   Cost              Gains               Losses              Value
                                                                 --------           --------            --------            --------
                                                                                       (Dollars  In Thousands)
Available for sale
Corporate trust preferreds                                       $ 11,456           $     50            $    (43)           $ 11,463
FHLMC certificates                                                  1,930               --                   (36)              1,894
FNMA certificates                                                  25,132                 95                (379)             24,848
GNMA certificates                                                   4,531               --                   (96)              4,435
Collateralized mortgage obligations                                28,117               --                (1,578)             26,539
                                                                 --------           --------            --------            --------
                                                                 $ 71,166           $    145            $ (2,132)           $ 69,179
                                                                 ========           ========            ========            ========
Held to maturity
FNMA certificates                                                $     60           $   --              $   --              $     60
                                                                 ========           ========            ========            ========


                                                                                         December 31, 1998
                                                                 -------------------------------------------------------------------
                                                                                     Gross               Gross
                                                                 Amortized        Unrealized           Unrealized            Fair
                                                                   Cost              Gains               Losses              Value
                                                                 --------           --------            --------            --------
                                                                                       (Dollars  In Thousands)

Available for sale
Corporate trust preferreds                                      $  18,658          $     496           $    --             $  19,154
FNMA debenture                                                        252                  4                --                   256
FHLMC certificates                                                  4,735                 28                --                 4,763
FNMA certificates                                                  32,870                891                 (10)             33,751
GNMA certificates                                                  11,927                 39                 (20)             11,946
Collateralized mortgage obligations                                47,626                103                (183)             47,546
                                                                ---------          ---------           ---------           ---------

                                                                $ 116,068          $   1,561           $    (213)          $ 117,416
                                                                =========          =========           =========           =========

Held to maturity
FNMA certificates                                               $      97          $    --             $      (1)          $      96
                                                                =========          =========           =========           =========


         At December 31, 1999, the Company's investment in corporate trust preferred securities was entirely composed of variable rate securities which reprice quarterly based upon a margin over the three month LIBOR rate. These corporate trust preferred securities were also all rated "A-" or better by Standard & Poors ratings agency.

         The  following  table  presents  certain   information   regarding  the
amortized cost, fair value, weighted average yields, and contractual maturities of the Company's securities as of December 31, 1999.

                                                                       At December 31, 1999
                                                  ------------------------------------------------------------------
                                                                   2001           2005           2010
                                                                Through        Through            And
                                                    2000           2004           2009      Thereafter         Total
                                                  ------         ------        -------        -------        -------
                                                                      (Dollars In Thousands)
Available for sale securities
Corporate trust preferreds                        $   --         $   --         $   --       $ 11,456       $ 11,456
Agency mortgage backed securities (1)                 --             --          4,693         26,900         31,593
Collateralized mortgage obligations (1)               --             --             --         28,117         28,117
                                                  ------         ------        -------        -------        -------
   Total securities available for sale            $   --         $   --        $ 4,693        $66,473        $71,166
                                                  ======         ======        =======        =======        =======
Fair value                                        $   --         $   --        $ 4,606        $64,573        $69,179
                                                  ======         ======        =======        =======        =======
Held to maturity securities
Agency mortgage-backed securities (1)             $   60         $   --        $    --        $    --        $    60
                                                  ======         ======        =======        =======        =======
Fair Value                                        $   60         $   --        $    --        $    --        $    60
                                                  ======         ======        =======        =======        =======
Combined securities portfolio
Total securities                                  $   60         $   --        $ 4,693        $66,473        $71,226
                                                  ======         ======        =======        =======        =======
Total market value                                $   60         $   --        $ 4,606        $64,573        $69,239
                                                  ======         ======        =======        =======        =======
Weighted average yield                             3.98%             --          6.72%          7.07%          7.04%

-----------------------------------------------
(1) Mortgage backed securities and collateralized mortgage obligations are shown at contractual maturity; however, the average life of these securities and actual maturity of these securities may differ significantly from the contractual maturity dates due to prepayments and, in the case of collateralized mortgage obligations, the priority of principal allocation among the tranches within the securities.


     The Company maintained no tax-preferenced securities at December 31, 1999. For additional information regarding the Company's securities, please refer to Notes 3 and 4 to the Consolidated Financial Statements.

Sources Of Funds

         General. The Company's primary sources of funds are customer deposits, principal, interest, and dividend payments on loans and securities, FHLB advances and other borrowings, and, to a lesser extent, proceeds from sales of securities and loans. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan and security prepayments are greatly influenced by general interest rates, economic conditions, and competition.

         Deposits. The Company offers a variety of deposit accounts with a range of interest rates and terms. The Company's deposits consist of demand deposit and NOW checking accounts, savings accounts, money market accounts, and certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates, and competition. The Company's deposits are obtained predominantly from the areas in which its branch offices are located. The Company relies primarily on customer service and long standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions and mutual funds significantly affect the Company's ability to attract and retain deposits. While the Bank is currently eligible to accept brokered deposits, it has not done so. Management continually monitors the Company's certificate accounts and historically the Company has retained a large portion of such accounts upon maturity.

         In recent years, the Company has introduced a series of money market accounts specifically designed for certain target markets. For example, the Company most recently introduced a highly tiered money market account specifically designed to attract higher average balance depositors who might otherwise pursue money market mutual funds. As a result, money market deposits have represented an increasing percentage of total deposits in recent years, rising from 16.3% of total deposits at December 31, 1998 to 22.1% of total deposits at December 31, 1999.

         The Company's other area of focus in deposit acquisition in recent years has been checking accounts, coincident with the Company's business strategy of becoming more of a community based financial services organization, meeting the primary financial needs of both consumers and small businesses. The Company has enjoyed particular success with its "40 +" checking product, a NOW account that provides free checking to customers 40 years of age or older meeting certain other minimum requirements. The Company also realized success in attracting business checking accounts during 1999, spurred by both the Company's sales and marketing efforts and by the continued acquisition and integration of competitors in the Company's primary market areas. Checking accounts expanded from 10.1% of total deposits at December 31, 1998 to 13.3% a year later.

         During 1999, the Company managed its portfolio of certificates of deposit with the objectives of minimizing interest expense while maintaining overall (across all products) deposit balances. As a result, certificates of deposit declined from $257.1 million at December 31, 1998 with a weighted average cost of 5.41% to $222.1 million at December 31, 1999 with a weighted average cost of 4.82%. This performance contributed to a 52 basis point decline in the Company's weighted average cost of overall deposits between the same two points in time. This 52 basis point decline compares very favorably to an increase of almost 20 basis points in the 11th District Cost of Funds index ("COFI") over the same time period.

         The following table presents the deposit activity of the Company for the periods indicated.

                                            For The Year Ended December 31,
                                      -----------------------------------------
                                          1999           1998           1997
                                      -----------    -----------    -----------
                                                (Dollars In Thousands)
Deposits                              $ 1,205,268    $   988,794    $   695,432
Purchased deposits                           --           29,651           --
Withdrawals                            (1,223,666)      (984,948)      (708,545)
                                      -----------    -----------    -----------
Net deposits                              (18,398)        33,497        (13,113)
Interest credited on deposits              15,123         16,621         15,527
                                      -----------    -----------    -----------
Total (decrease) increase in deposits $    (3,275)   $    50,118    $     2,414
                                      ===========    ===========    ===========


         The following  table  summarizes  the  Company's  deposits at the dates indicated.
                                                        December 31, 1999                   December 31, 1998
                                              -------------------------------     -------------------------------
                                                                    Weighted                            Weighted
                                                                     Average                             Average
(Dollars In Thousands)                               Balance            Rate             Balance            Rate
                                                     -------            ----             -------            ----
Demand deposit accounts                             $ 17,316              --            $ 18,498              --
NOW accounts                                          31,385           1.53%              18,964           1.50%
Savings accounts                                      15,312           1.80%              15,561           1.83%
Money market accounts                                 81,245           4.13%              60,528           4.03%
Certificates of deposit < $100,000                   169,646           4.78%             194,669           5.47%
Certificates of deposit $100,000 or more              52,498           4.97%              62,457           5.23%
                                                    --------                            --------
                                                    $367,402                            $370,677
                                                    ========                            ========
Weighted average nominal interest rate                                 4.04%                               4.56%

The weighted average interest rates are at the end of the period and are based upon stated interest rates without giving consideration to daily compounding of interest or forfeiture of interest because of premature withdrawal.

         The following table presents the amount and weighted average rate of time deposits equal to or greater than $100,000 at December 31, 1999.

                                                 At December 31, 1999
                                              --------------------------
                                                                Weighted
(Dollars In Thousands)                                           Average
                                                Amount              Rate
                                              --------             -----
Maturity Period
---------------
Three months or less                          $ 13,558             4.85%
Over three through 6 months                     16,565             5.22%
Over 6 through 12 months                        11,168             4.71%
Over 12 months                                  11,207             4.98%
                                              --------             -----
Total                                         $ 52,498             4.97%
                                              ========

         The following table presents the distribution of the Company's deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented.

                                                         For The Year Ended December 31,
                            -------------------------------------------------------------------------------------------
                                        1999                           1998                           1997
                            -----------------------------  -----------------------------  -----------------------------
                                          % Of                           % Of                           % Of
                                       Average  Weighted              Average  Weighted              Average  Weighted
                             Average     Total   Average    Average     Total   Average    Average     Total   Average
                             Balance  Deposits      Rate    Balance  Deposits      Rate    Balance  Deposits      Rate
                             -------     -----     -----    -------     -----     -----    -------     -----     -----
                                                              (Dollars In Thousands)
Demand deposits             $ 17,610      4.8%        --   $ 15,401      4.4%        --    $ 9,346      2.9%        --
NOW accounts                  25,205      6.8%     1.54%     14,534      4.1%     1.56%      8,579      2.7%     1.01%
Savings accounts              15,583      4.2%     1.80%     15,204      4.3%     1.83%     13,396      4.2%     1.90%
Money market accounts         82,006     22.2%     4.15%     42,603     12.0%     4.03%     34,612     10.9%     3.88%
Certificates of deposit      229,493     62.0%     4.82%    266,225     75.2%     5.41%    251,855     79.3%     5.50%
                            --------    ------     -----   --------    ------     -----   --------    ------     -----
Total                       $369,897    100.0%     4.09%   $353,967    100.0%     4.70%   $317,788    100.0%     4.89%
                            ========    ======             ========    ======             ========    ======

  Please refer to Note 10 to the  Consolidated  Financial  Statements for additional information concerning deposits.

Borrowings

         From time to time, the Company obtains borrowed funds through FHLB advances and securities sold under agreements to repurchase as alternatives to retail deposit funds, and may do so in the future as part of its operating strategy. Borrowings are also utilized to acquire certain other assets as deemed appropriate by management for investment purposes and to better utilize the capital resources of the Bank and Company.

         FHLB advances are collateralized by the Bank's pledged mortgage loans, pledged mortgage backed securities, and investment in the capital stock of the FHLB. See "Regulation And Supervision - Federal Home Loan Bank System." FHLB advances are made pursuant to several different credit programs with varying interest rate and maturity terms. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the OTS and the FHLB. During 1999, the Bank periodically used FHLB advances to provide needed liquidity and to supplement retail deposit gathering activity.

         The Company's securities sold under agreements to repurchase at December 31, 1999 were collateralized by mortgage backed securities. Over the past several years, MBBC has in particular utilized securities sold under agreements to repurchase, as the holding company is not eligible for obtaining FHLB advances.

         The  following  table sets forth  information  regarding  the Company's borrowed funds at or for the indicated years.
                                                                             At Or For The Year Ended December 31,
                                                                           --------------------------------------
                                                                               1999           1998           1997
                                                                               ----           ----           ----
                                                                                    (Dollars In Thousands)
FHLB Advances
-------------
Average balance outstanding                                                $ 37,600       $ 28,059       $ 40,520
Weighted average rate on average balance outstanding                          5.53%          5.93%          5.92%

Year end balance outstanding                                               $ 49,582       $ 35,182       $ 32,282
Weighted average rate on year end balance outstanding                         5.65%          5.54%          6.09%

Maximum amount outstanding at any month end during the year                $ 49,582       $ 73,787       $ 46,432


Securities Sold Under Agreements To Repurchase
----------------------------------------------
Average balance outstanding                                                $  3,182       $  5,007       $  8,234
Weighted average rate on average balance outstanding                          5.65%          5.92%          5.91%

Year end balance outstanding                                               $  2,410       $  4 490       $  5,200
Weighted average rate on year end balance outstanding                         6.08%          5.69%          5.95%

Maximum amount outstanding at any month end during the year                $  4,350       $  5,200       $ 13,000

         Please refer to Notes 11 and 12 to the Consolidated Financial Statements for additional information regarding borrowings.


Subsidiary Activities

         Portola, a California corporation wholly owned by the Bank, is engaged, on an agency basis, in the sale of insurance, mutual funds, and annuity products, primarily to the Bank's customers and members of the local communities which the Bank serves. Portola also functions as trustee for the Bank's deeds of trust. At December 31, 1999, Portola had $198,000 in total assets. Portola recorded a net loss of $11,000 for the year ended December 31, 1999.

Personnel

         As of December 31, 1999, the Company had 118 full-time employees and 5 part-time employees. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good.


REGULATION AND SUPERVISION

General

         Financial institution holding companies and insured depository institutions are extensively regulated under both federal and state law. Set forth below is a summary description of certain laws and regulations which relate to the operation of the Company. The following description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

         MBBC, as a savings and loan holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of, the OTS under the Home Owners' Loan Act, as amended (the "HOLA"). In addition, the activities of the Bank are governed by the HOLA and the Federal Deposit Insurance Act ("FDIA").

         The Bank is subject to extensive regulation, examination, and supervision by the OTS, as its primary federal regulator, and the FDIC, as the insurer of customer deposits. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition. In addition, the Bank must obtain various regulatory approvals prior to conducting certain types of business or entering into selected transactions; e.g. mergers with, or acquisitions of, other financial institutions. The OTS and / or the FDIC conduct periodic examinations to test the Bank's safety and soundness, its operations (including technology utilization), and its compliance with applicable laws and regulations, including, but not limited to:

o   the Community Reinvestment Act ("CRA")
o   the Real Estate Settlement Procedures Act ("RESPA")
o   the Bank Secrecy Act ("BSA")
o   the Fair Credit Reporting Act ("FCRA")
o   the Home Mortgage Disclosure Act ("HMDA")

The examinations are primarily conducted for the protection of the FDIC insurance fund, and are not intended to provide any assurance to investors in the Company's common stock.

         The regulatory structure provides the supervisory authorities extensive discretion across a wide range of the Company's operations, including, but not limited to:

o   loss reserve adequacy
o   capital requirements
o   credit classification
o   limitation or prohibition on dividends
o   assessment levels for deposit insurance and examination costs
o   permissible branching

Any change in regulatory requirements and policies, whether by the OTS, the FDIC, the FRB, or Congress, could have a material adverse impact on the Company. Certain of the regulatory requirements applicable to the Bank and to MBBC are discussed below or presented elsewhere herein.

Holding Company Regulation

         MBBC is a nondiversified unitary savings and loan holding company within the meaning of the HOLA. As such, MBBC will generally not be restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender ("QTL"). See "Qualified Thrift Lender Test." Because MBBC was a non-diversified savings and loan holding company on May 4, 1999, its ability to engage in such activities was "grandfathered", or preserved, under the Gramm-Leach-Bliley Act of 1999. However, the Gramm-Leach-Bliley Act does prohibit a commercial company from acquiring MBBC. See "Financial Industry Modernization / Gramm-Leach-Bliley Act". In addition, upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act ("BHC Act"), subject to the prior approval of the OTS, and activities authorized by OTS regulation.

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

         Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, HOLA does prescribe such restrictions on subsidiary savings institutions, as described below. The Bank must notify the OTS 30 days before declaring any dividend to MBBC. In addition, the financial impact of a holding company on its subsidiary insured depository institution is a matter that is evaluated by the OTS, and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the financial institution.

Capital Requirements And Capital Categories

         The following discussion regarding regulatory capital requirements is applicable to the Bank. As a unitary thrift holding company, MBBC is not subject to any specific regulatory capital requirements.

         FIRREA Capital Requirements. OTS capital regulations, as mandated by the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), require savings institutions to meet three minimum capital standards (as defined by applicable regulations):

o   a 1.5% tangible capital ratio
o   a 3.0% leverage (core) capital ratio
o   an 8.0% risk-based capital ratio

         The capital standard applicable to savings institutions must be no less stringent than those for national banks. In addition, the prompt corrective action ("PCA") standards discussed below also establish, in effect, the following minimum standards:

o   a 2.0% tangible capital ratio
o a 4.0% leverage (core) capital ratio (3.0% for institutions receiving the highest regulatory rating under the CAMELS rating system)
o   a 4.0% Tier One risk based capital ratio

         The OTS also has the authority, after giving the affected institution notice and an opportunity to respond, to establish specific minimum capital requirements for a single institution which are higher than the general industry minimum requirements presented above. The OTS can take this action upon a determination that a higher minimum capital requirement is appropriate in light of an institution's particular circumstances.

    Tangible capital is composed of:

o   common stockholders' equity (including retained earnings)
o   certain noncumulative perpetual preferred stock and related earnings
o   minority interests in equity accounts of consolidated subsidiaries less:

o   intangible assets other than certain asset servicing rights
o investments in and loans to subsidiaries engaged in activities as principal, not permissible for a national bank
o deferred tax assets as defined under Statement of Financial Accounting Standards ("SFAS") Number 109 - "Accounting for Income Taxes" in excess of certain thresholds

         Core capital consists of tangible capital plus various adjustments for certain intangible assets. At December 31, 1999 and 1998, the Bank's tangible capital was equivalent to its core capital, as the Bank did not maintain any qualifying adjustments. In general, total assets calculated for regulatory capital purposes exclude those assets deducted from capital in determining the applicable capital ratio.

         The risk based capital standard for savings institutions requires the maintenance of Tier One capital (core capital) and total capital (defined as core capital plus supplementary capital) to risk weighted assets of 4.0% and 8.0%, respectively. In determining the amount of an institution's risk weighted assets, all assets, including certain off balance sheet positions, are multiplied by a risk weight of 0.0% to 100.0%, as assigned by OTS regulations based upon the amount of risk perceived as inherent in each type of asset. The components of supplementary capital include:

o   cumulative preferred stock
o   long term perpetual preferred stock
o   mandatory convertible securities
o   certain subordinated debt
o   intermediate preferred stock
o the general allowance for loan and lease losses, subject to a limit of 1.25% of risk weighted assets

         Overall, the amount of supplementary capital included as part of total capital cannot exceed 100.0% of core capital.

         As disclosed in Note 14 to the Consolidated  Financial  Statements,  at
December  31,  1999,   the  Bank   exceeded  all  minimum   regulatory   capital
requirements.

         FDICIA PCA Regulations. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") dictated that the OTS implement a system requiring regulatory sanctions against institutions that are not adequately capitalized, with severity of the sanctions increasing as the institution's capital declines. The OTS has established specific capital ratios under the PCA Regulations for five separate capital categories:

1.  well capitalized
2.  adequately capitalized
3.  under capitalized
4.  significantly under capitalized
5.  critically undercapitalized

         Under the OTS regulations implementing FDICIA, an insured depository institution will be classified in the following categories based, in part, on the following capital measures:

Well Capitalized                                                Under Capitalized
----------------                                                -----------------
Total risk based  capital ratio of at least 10.0%               Total risk based capital ratio of less than 8.0%
Tier One risk  based  capital  ratio of at least 6.0%           Tier One risk based capital ratio of less than 4.0%
Leverage ratio of at least 5.0%                                 Leverage ratio of less than 4.0%

Adequately Capitalized                                          Significantly Under Capitalized
----------------------                                          -------------------------------
Total risk based capital ratio of at least 8.0%                 Total risk based capital ratio of less than 6.0%
Tier One risk based  capital  ratio of at least 4.0%            Tier One risk based capital ratio of less than 3.0%
Leverage ratio of at least 4.0%                                 Leverage ratio of less than 3.0%

                                                                Critically Under Capitalized
                                                                ----------------------------
                                                                Tangible capital of less than 2.0%

         An institution that, based upon its capital levels, is classified in one of the top three categories may be regulated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and an opportunity for hearing, determines that the operation or status of the institution warrants such treatment. There are numerous mandatory supervisory restrictions on the activities of under capitalized institutions. An institution that is under capitalized must submit a capital restoration plan to the OTS that the OTS may approve only if it determines that the plan is likely to succeed in restoring the institution's capital and will not appreciably increase the risks to which the institution is exposed. In addition, the institution's performance under the capital restoration plan must be guaranteed by every company that controls the institution. Under capitalized institutions may not acquire an interest in any company, open a new branch office, or engage in a new line of business without OTS or FDIC approval. An under capitalized institution is also limited in its ability to increase average assets, accept brokered deposits, pay management fees, set deposit rates, and make capital distributions. Additional restrictions apply to significantly and critically under capitalized institutions. In addition, the OTS maintains extensive discretionary sanctions which may be applied to under capitalized institutions, including the issuance of a capital directive and replacement of officers and directors.

         As disclosed in Note 14 to the Consolidated Financial Statements, at December 31, 1999, the Bank met the requirements to be classified as a "well capitalized" institution under PCA regulations.

         Special OTS Capital Requirements. On March 6, 2000, the Bank was informed by the OTS that:

1. All loans associated with the pool of residential mortgages acquired from a seller / servicer that guaranteed the pool be assigned to the 100% risk based capital category in calculating capital ratios that incorporate risk weighted assets. See "Credit Quality - Special Residential Loan Pool" and
     Note 14 to the Consolidated Financial Statements.

2. The Bank's regulatory capital position at December 31, 1999 was required to reflect this requirement.

3. Until further notice, the Bank's regulatory capital ratios were required to be maintained at levels no lower than the levels at December 31, 1999.

         Management does not foresee any significant problem resulting from these requirements given the Bank's continued generation of regulatory capital through retained earnings, the amortization of deferred stock compensation, and the amortization of intangible assets. Furthermore, the Company's maintenance of a "well capitalized" regulatory capital position is integral to its business plan. However, depending upon the tenure of and any potential future modification of these requirements by the OTS, MBBC's ability to pay dividends could be impacted. See "Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations - Liquidity."

         In specifying the above requirements, the OTS did not request that the Bank restate any of its historic regulatory capital ratios for prior periods, before December 31, 1999, during which the Bank owned the specifically identified pool of purchased residential mortgages.


Safety and Soundness Standards

         In addition to the PCA provisions discussed above based on an institution's regulatory capital ratios, FDICIA contains several measures intended to promote early identification of management problems at depository institutions and to ensure that regulators intervene promptly to require corrective action by institutions with inadequate operational and managerial controls. The OTS has established minimum standards in this regard related to:

o   internal controls, information systems, and internal audit systems
o   loan documentation
o   credit underwriting
o   asset growth
o   earnings
o   interest rate risk exposure
o   compensation, fees, and benefits

         If the OTS determines that an institution fails to meet any of these minimum standards, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. In the event the institution fails to submit an acceptable plan within the time allowed by the agency or fails in any material respect to implement an accepted plan; the agency must, by order, require the institution to correct the deficiency and may implement a series of supervisory sanctions.

         Effective October 1, 1996, the federal banking agencies (including the OTS) promulgated safety and soundness regulations and accompanying interagency compliance guidelines on asset quality and earnings standards. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. The institution should:

1.  conduct periodic asset quality reviews to identify problem assets
2. estimate the inherent losses in those assets and establish reserves that are sufficient to absorb estimated losses
3.  compare problem asset totals to capital
4.  take appropriate corrective action to resolve problem assets
5.  consider the size and potential risks of material asset concentrations
6. provide periodic asset reports with adequate information for management and the board of directors to assess the level of asset risk

         These guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves. If the institution fails to comply with a safety and soundness standard, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan or to implement an accepted plan may result in enforcement action.


Potential Enforcement Actions

         The OTS has primary enforcement responsibility over savings institutions and maintains the authority to bring actions against the institution and all institution affiliated parties, as defined under the applicable regulations, for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, condition imposed in writing by the agency, or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease and desist order that can be judicially enforced, the termination of insurance of deposits (in the case of the Bank), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal or prohibition orders against institution affiliated parties, and the imposition of restrictions under the PCA provisions of FDICIA. Federal law also establishes criminal penalties for certain violations.

         Under the FDI Act, the FDIC has the authority to recommend to the Director of the OTS enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director of the OTS, the FDIC has authority to take such action under certain circumstances.

         Additionally, a holding company's inability to serve as a source of strength to its subsidiary financial institutions could serve as an ancillary basis for regulatory action against the holding company. Neither MBBC, the Bank, or any subsidiary thereof are currently subject to any enforcement actions, other than the requirements for the Bank to allocate additional regulatory capital against one specific pool of purchased residential mortgages and to maintain regulatory capital ratios at levels no lower than the levels at
December 31, 1999 until further notice. See "Credit Quality - Special Residential Loan Pool" and Note 14 to the Consolidated Financial Statements.

Insurance of Deposit Accounts

         The Bank's deposit accounts are presently insured by the SAIF, except for certain acquired deposits which are insured by the BIF, up to the maximum permitted by law. The SAIF and the BIF are administered by the FDIC. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operation, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC or the institution's primary regulator. The management of the Bank does not know of any practice, condition, or violation that might lead to the termination of deposit insurance.

The FDIC currently assesses its premiums based upon the insured institution's position on two factors:

1.  the institution's capital category under PCA regulations
2. the institution's supervisory category as determined by the FDIC based upon supervisory information provided by the institution's primary federal regulator and other information deemed pertinent by the FDIC

The supervisory categories are:

o   Group A: financially sound with only a few minor weaknesses
o   Group  B:   demonstrates   weaknesses   that  could  result  in  significant
    deterioration
o   Group C: poses a substantial probability of loss

Annual FDIC deposit insurance assessment rates as of January 1, 2000 were as follows:

                                         FDIC Deposit Insurance Rates Expressed In Terms
As Of January 1, 2000                     Of Annual Cents Per $100 of Assessed Deposits
                                         -----------------------------------------------
                                           Group A          Group B          Group C
                                           -------          -------          -------
PCA Capital Category
--------------------
Well capitalized                                 0                3               17
Adequately capitalized                           3               10               24
Under capitalized                               10               24               27

         As of January 1, 2000, the Bank had been notified by the FDIC that its deposit insurance assessment rate during the first half of calendar 2000 would be 3 basis points.

         In addition to the deposit insurance premiums presented in the above table, both BIF and SAIF insured institutions must also pay FDIC premiums related to the servicing of Financing Corporation ("FICO") bonds which were issued to help fund the federal government costs associated with the savings & loan problems of the late 1980's. The current annual assessment rate for the FICO bonds is approximately 2 basis points per annum on insured deposits.

         Various legislative initiatives are being considered by Congress which might lead to the potential rebate of FDIC insurance premiums, based upon both the SAIF and the BIF currently exceeding their designated reserve ratios of 1.25% of insured deposits. The Company cannot predict what legislation, if any, might be approved, and what the impact of such legislation might be upon the Company.


Branching

         OTS regulations permit nationwide branching by federally chartered savings institutions to the extent allowed by federal statute. This permits federal savings institutions to establish interstate networks and to geographically diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings institutions. At this time, the Company's management has no plans to establish physical branches outside of California, although the Bank does serve customers domiciled outside of California via alternative delivery channels such as telephone, mail, and ATM networks.

Transactions With Related Parties

         The Bank's authority to engage in transactions with related parties or "affiliates" (e.g., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A limits the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

         The Bank's authority to extend credit to executive officers, directors, and 10% shareholders, ("insiders"), as well as entities such persons control, is governed by Sections 22(g) and 22(h) of the FRA and Regulation O thereunder. Among other things, such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and to not involve more than the normal risk of repayment. Specific legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to insiders based, in part, on the Bank's capital position and requires certain Board approval procedures to be followed. For information concerning loans to executive officers and directors of the Company, please refer to Note 5 to the Consolidated Financial Statements.


Community Reinvestment Act

         The Community Reinvestment Act ("CRA") generally requires most insured depository institutions to:

o   identify  and  delineate  the   communities   served   through  and  by  the
    institution's offices

o affirmatively meet the credit needs of their delineated communities, including low and moderate income neighborhoods

o market the types of credit the institution is prepared to extend within such communities

     The CRA also requires the OTS to assess the performance of the institution in meeting the credit needs of its communities and to take such assessment into consideration in reviewing applications for mergers, acquisitions, and other transactions. An unsatisfactory CRA rating may be the basis for denying such an application. In addition, federal banking agencies may take compliance with CRA into account when regulating and supervising other activities.

     An institution's CRA performance is assessed on the basis of the institution's actual lending, service, and investment performance. In connection with its assessment of the Bank's CRA performance, the OTS assigns one of the following ratings:

o   outstanding

o   satisfactory

o   needs improvement

o   substantial noncompliance

Based upon its most recent CRA examination, the Bank received a "satisfactory" CRA rating.

Qualified Thrift Lender Test

         The HOLA requires thrift institutions to meet a qualified thrift lender ("QTL") test. A thrift institution is permitted to meet the QTL test in one of two alternative ways. Under the first method, in at least nine out of every twelve months, the thrift institution is required to maintain at least 65% of its "portfolio assets," defined as total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangible assets, including goodwill and (iii) the value of property used to conduct business, in certain "qualified thrift investments." Assets constituting qualified thrift investments include residential mortgages, qualifying mortgage backed securities, educational loans, small business loans, and credit card loans. Certain other types of assets also qualify as "qualified thrift investments" up to certain limitations. These limited other types of assets include home equity lines of credit and consumer loans. Alternatively, savings institutions are permitted to meet the QTL test by qualifying as a "domestic building and loan association" under the Internal Revenue Code.

         A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a commercial bank charter. At December 31, 1999, the Bank maintained 70.4% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.


Loans To One Borrower Limitation

         Under the HOLA, thrift institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, thrift institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. The term "unimpaired capital and surplus" is defined as an institution's regulatory capital, plus that portion of an institution's general valuation allowances that is not includable in the institution's regulatory capital. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily marketable collateral, which is defined to include certain financial instruments and specifically excludes real estate. At December 31, 1999, the Bank's limit on loans to one borrower was $5.3 million. At December 31, 1999, the Bank's largest aggregate outstanding balance of loans to one borrower totaled approximately $7.1 million. This position arose as the result of a credit guarantee by a seller / servicer of a pool of residential mortgages, as more fully detailed under "Credit Quality - Special Residential Loan Pool" and Note 14 to the Consolidated Financial Statements.


Limitations On Capital Distributions

         OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger, and other distributions charged against capital. The regulators separate institutions into three tiers, which are based primarily on an institution's capital level. An institution that exceeds all capital requirements before and after a proposed capital distribution ("Tier 1 Institution") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. In January 1999, the OTS adopted amendments to its capital distribution regulation, effective April 1999, that generally authorize the payment of capital distributions without OTS approval if the institution met the requirement of the OTS for expedited treatment of applications, and the total capital distributions for calendar year did not exceed certain limits. However, institutions in a holding company structure, such as the Bank, still have a prior notice requirement. At December 31, 1999, the Bank was a Tier 1 Bank.

Liquidity

         Federal regulations currently require thrift institutions to maintain an average daily balance of liquid assets (including cash, certain cash equivalents, certain mortgage-related securities, certain mortgage loans with the security of a first lien on residential property, and specified US Government, state, and federal agency obligations) equal to at least 4.0% of either (i) the average daily balance of its net withdrawable accounts plus short term borrowings (the "liquidity base") during the preceding calendar quarter, or
(ii) the amount of the liquidity base at the end of the preceding calendar quarter. This liquidity requirement may be changed from time to time by the OTS to an amount within a range of 4.0% to 10.0% of such accounts and borrowings depending upon economic conditions and the deposit flows of thrift institutions. In addition, the Bank must comply with a general non-quantitative requirement to maintain a safe and sound level of liquidity. Throughout 1999, the regulatory liquidity ratio of the Bank exceeded regulatory requirements.


Restrictions On Investments And Loans

         In addition to those restrictions presented above in reference to Liquidity and QTL Test requirements of federal thrift institutions, OTS regulations do not permit the Bank to invest directly in equity securities (with certain very limited exceptions), non investment grade debt securities, or real estate, other than real estate used for the institution's offices and facilities. Indirect equity investment in real estate through a subsidiary, such as Portola, is permissible, but is subject to certain limitations and deductions from regulatory capital. The Company's management has no plans to pursue real estate development or investment activity through Portola.

         The OTS and other federal banking agencies have jointly adopted uniform rules on real estate lending and related Interagency Guidelines for Real Estate Lending Policies (the "Guidelines"). The uniform rules require that institutions adopt and maintain comprehensive written policies for real estate lending. The policies must reflect consideration of the Guidelines and must address relevant lending procedures, such as loan to value limitations, loan administration procedures, portfolio diversification standards and documentation, and approval and reporting requirements. Although the uniform rules do not impose specific maximum loan to value ratios, the related Guidelines state that such ratio limits established by an individual institution's board of directors generally should not exceed levels set forth in the Guidelines, which range from a maximum of 65% for loans secured by unimproved land to 85% for improved property. No limit is set for single family residential mortgages, but the Guidelines state that such loans equal to or exceeding a 90.0% loan to value ratio should have private mortgage insurance or some other form of credit enhancement. The Guidelines further permit a limited amount of loans that do not conform to these criteria.

         Aggregate loans secured by non residential real property are generally limited to 400% of a thrift institution's total capital, as defined.

         Federal regulators have recently proposed various restrictions and / or increased regulatory capital requirements for "sub-prime" loans, including those secured by single family residences. Among the uncertainties regarding this proposed regulatory action is what criteria will be used to define a loan as "sub-prime". While the Company does not generally originate loans with below industry standard credit quality, in 1998 it did purchase a portfolio of residential loans that might be described as "sub-prime", augmenting the Company's credit position with a guarantee by the seller / servicer. See "Credit Quality - Special Residential Loan Pool" and Note 14 to the Consolidated
Financial Statements. The Company is unable to predict what, if any, new regulations will be approved and the impact of such regulations upon the Company's financial condition and results of operations.

Classification Of Assets

         Thrift institutions are required to classify their assets on a regular basis, to establish appropriate allowances for losses, and to report the results of such classifications quarterly to the OTS. A thrift institution is also required to set aside adequate valuation allowances, and to establish liabilities for off balance sheet items, such as letters of credit, when loss becomes probable and estimable. The OTS has the authority to review the institution's classification of its assets and to determine whether and to what extent (i) additional assets must be classified, and (ii) whether the institution's allowances must be increased. Such instruction by the OTS to increase valuation allowances could have a material impact upon both the Bank's reported earnings and its financial condition.

         Current or potential problem assets are segregated into one of four categories:

Category                     Description
--------                     -----------
Special Mention              These  assets,  also  called  "criticized  assets",
                             present   weaknesses  or   deficiencies   deserving
                             continued  monitoring  and  heightened   management
                             attention.

Substandard                  These  assets,  or portions  thereof,  possess well
                             defined   weaknesses  which  could  jeopardize  the
                             timely  liquidation of the asset or the realization
                             of the  collateral  at values at least equal to the
                             Company's investment in the asset. These assets are
                             therefore characterized by the possibility that the
                             institution   will   sustain   some   loss  if  the
                             deficiencies   or  weaknesses  are  not  corrected.
                             Prudent general valuation and specific valuation allowances, as applicable, are required to be established for such assets. The Company classifies all real estate acquired through foreclosure as substandard.

Doubtful These assets, or portions thereof, present probable loss of principal, but the amount of loss, if any, is subject to the outcome of future events which are not fully determinable at the time of classification. The Company allocates specific reserves against all assets classified as doubtful.

Loss These assets, or portions thereof, present quantified losses to the institution. These assets are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. The institution must either establish a specific reserve equal to the institution's investment in the asset or charge off the asset.

         The OTS and the other federal banking regulatory agencies have adopted an interagency policy statement regarding the appropriate levels of general valuation allowances for loan and lease losses that insured depository institutions should maintain. Under this policy statement, examiners will generally accept management's evaluation of the adequacy of general valuation allowances if the institution has:

o maintained effective systems and controls for identifying and addressing asset quality problems
o analyzed in a reasonable manner all significant factors that affect the collectibility of the portfolio
o established an acceptable process for evaluating the adequacy of general valuation allowances

However, the policy statement also provides that OTS examiners will review management's analysis more closely if general valuation allowances do not at least equal the following benchmarks:

o   15% of assets classified as substandard
o   50% of assets classified as doubtful
o for the portfolio of unclassified loans and leases, an estimate of credit losses over the upcoming twelve months based upon the institution's recent average rate of net charge-offs on similar loans, adjusted for current trends and conditions

     The Company's internal credit policy is to comply with the interagency policy statement and to maintain adequate reserves for estimable losses. However, the determination of estimable losses is by nature an uncertain practice, and hence no assurance can be given that the Company's loss allowances will prove adequate to cover future losses.

Assessments

         Thrift institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessment, paid on a semi-annual basis, is computed based upon a three component equation. The components are total assets, regulatory rating, and amount and nature of off balance sheet activities. The Bank's general assessment for the six month period commencing January 1, 2000 was $46,000. The general assessments paid by the Bank for the fiscal year ended December 31, 1999 totaled $91,000.


Federal Home Loan Bank  ("FHLB")  System

         The  FHLB   provides  a   comprehensive   credit   facility  to  member
institutions. As a member of the FHLB-San Francisco, the Bank is required to own capital stock in an amount at least equal to the greater of:

o 1.0% of the aggregate principal amount of outstanding residential loans, as defined, at the beginning of each year
o   5.0% of its advances from the FHLB
o   0.3% of total assets

     At its most recent evaluation, the Bank was in compliance with this requirement. FHLB advances must be secured by specific types of collateral, including various types of mortgage loans and securities. It is the policy of the Bank to maintain an excess of pledged collateral with the FHLB at all times to serve as a ready source of additional liquidity.

     The FHLB's are required to provide funds to contribute toward the payment of certain bonds issued in the past to fund the resolution of insolvent thrifts. In addition, FHLB's are required by statute to contribute funds toward affordable housing programs. These requirements could reduce the amount of dividends the FHLB's pay on their capital stock and could also negatively impact the pricing offered for on and off balance sheet credit products - events which could unfavorably impact the profitability of the Company.


Federal Reserve System

         The Federal Reserve Board ("FRB") requires insured depository institutions to maintain non-interest-earning ("sterile") reserves against certain of their transactional accounts (primarily deposit accounts that may be accessed by writing unlimited checks). At December 31, 1999, the regulations generally required that reserves be maintained against qualified net transaction accounts as follows:

First $5.0 million                Exempt
Next $39.3 million                  3.0%
Above $44.3 million                10.0%

         The reserve requirement may be met by certain qualified cash balances. The balances maintained to meet the reserve requirements of the FRB may be used to satisfy OTS liquidity requirements. For the calculation period including December 31, 1999, the Bank was not required to maintain reserves with the Federal Reserve because it maintained sufficient levels of cash on hand at its branches and ATM's.

         As a creditor and an insured depository institution, the Bank is subject to certain regulations promulgated by the FRB, including, but not limited to:

Regulation B        Equal Credit Opportunity Act           Regulation F      Limits On Interbank Liabilities
Regulation C        Home Mortgage Disclosure Act           Regulation Z      Truth In Lending Act
Regulation D        Reserves                               Regulation X      Real Estate Settlement Procedures Act
Regulation E        Electronic Funds Transfers Act         Regulation CC     Expedited Funds Availability Act
                                                           Regulation DD     Truth In Savings Act

Financial Industry Modernization / Gramm-Leach-Bliley Act

         The Gramm-Leach-Bliley Act, enacted into law during November, 1999, is the result of a decade of Congressional debate regarding a fundamental reformation of the nation's financial system. The new law is subdivided into seven titles, by functional area.

         Title  I  acts  to  facilitate   affiliations  among  banks,  insurance
companies, and securities firms.

         Title II narrows the exemptions from the securities laws previously enjoyed by banks, requires the Federal Reserve and the SEC to work together to draft rules governing certain securities activities, and creates a new, voluntary investment bank holding company.

         Title III restates the proposition that the states are the functional regulators for all insurance activities, including the insurance activities of federally chartered banks. The law bars states from prohibiting insurance activities by depository institutions. The law encourages the states to develop uniform or reciprocal rules for the licensing of insurance agents.

         Title IV prohibits the creation of additional  unitary  thrift  holding
companies.   This  section  is  particularly   applicable  to  the  Company,  as
subsequently discussed.

         Title V imposes significant requirements on financial institutions related to the transfer of non public personal information. These provisions require each institution to develop and distribute to accountholders an information disclosure policy, and requires that the policy allow customers to, and for the institution to, honor a customer's request to "opt-out" of the proposed transfer of specified non-public information to third parties.

         Title VI reforms the Federal Home Loan Bank system to allow broader access among depository institutions to the systems advance programs, and to improve the corporate governance and capital maintenance requirements for the system.

         Title VII addresses a multitude of issues including disclosure of ATM surcharging practices, disclosure of agreements among non-government entities and insured depository institutions which donate to non-governmental entities regarding donations made in connection with the Community Reinvestment Act, and disclosure by the recipient non-governmental entities of how such funds are used.

         Under the Gramm-Leach-Bliley Act, no company may acquire control of a savings and loan holding company after May 4, 1999, unless the acquiring entity is engaged only in activities traditionally permitted to a multiple savings and loan holding company or newly permitted to a financial holding company under
Section 4 (k) of the Bank Holding Company Act. Existing savings and loan holding companies, such as MBBC, and those formed pursuant to an application filed with the Office of Thrift Supervision before May 4, 1999, may engage in any activity including non-financial or commercial activities provided such companies control only one savings and loan association that meets the Qualified Thrift Lender test. Corporate reorganizations are permitted, but the transfer of grandfathered unitary thrift holding company status through acquisition is not permitted.

         At this time, the Company cannot predict what specific changes in or new regulations will be promulgated as a result of the Gramm-Leach-Bliley Act, and the impact of such regulations upon the Company.

Potential Federal Legislation and Regulation

         The US Congress continues to consider a broad range of legislative initiatives that might impact the financial services industry. Among these initiatives are:

o the potential merger of the Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF") of the FDIC

o the possible merger of the OTS and the Office of the Comptroller of the Currency ("OCC")

o legislation that would permit the rebate of FDIC insurance funds under certain circumstances

o the potential for insured depository institutions to pay interest on business checking deposits, perhaps in conjunction with authorization for the Federal Reserve to pay interest on sterile reserves

o a possible rise in the FHA loan limit ceiling to that of the Government Sponsored Enterprises (e.g. the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation)

o   potential reform legislation applicable to the Federal Home Loan Bank System

o potential restrictions on the sharing of customer information pursuant to heightened concerns regarding consumer privacy and associated segments of the Gramm-Leach-Bliley Act

o the possible adoption of legislation that would permit "digital signatures" in the conduct of commerce and financial transactions over the Internet and via other electronic means

The Company cannot predict what legislation and regulation, if any, might emerge from Congress and the various federal regulatory agencies, and the potential impact of such legislation and regulation upon the Company.


Potential State And Local Legislation And Regulation

         The State of California has held hearings regarding the potential adoption of State laws restricting the sharing of customer information by financial services firms. These potential State laws could be in addition to the federal restrictions being considered by Congress. Various localities in the State of California have enacted laws restricting the ability of financial services providers to charge certain fees in conjunction with ATM transactions. Federally chartered financial institutions, such as the Bank, have so far successfully argued in courts that federal law pre-empts such local ordinances. The Company cannot predict what State and local legislation and regulation, if any, might be adopted, and the potential impact of such legislation and regulation upon the Company.


Environmental Regulation

         The Company's business and properties are subject to federal and state laws and regulations governing environmental matters, including the regulation of hazardous substances and wastes. For example, under the federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and similar state laws, owners and operators of contaminated properties may be liable for the costs of cleaning up hazardous substances without regard to whether such persons actually caused the contamination. Such laws may affect the Company as an owner or operator of properties used in its business, and through the Bank, as a secured lender of property that is found to contain hazardous substances or wastes.

         Although CERCLA and similar state laws generally exempt holders of security interests, the exemption may not be available if a secured party engages in the management of its borrower or the securing property in a manner deemed beyond the protection of the secured party's interest. Recent federal and state legislation, as well as guidance issued by the United State Environmental Protection Agency and a number of court decisions, have provided assurance to lenders regarding the activities they may undertake and remain within CERCLA's secured party exemption. However, these assurances are not absolute and generally will not protect a lender or fiduciary that participates or otherwise involves itself in the management of its borrower, particularly in foreclosure proceedings. As a result, CERCLA and similar state statutes may influence the Bank's decision whether to foreclose on property that may be or is found to be contaminated. The Bank has adopted environmental underwriting requirements for commercial and industrial real estate loans. The Bank's general policy is to obtain an environmental assessment prior to foreclosure on commercial and industrial real estate. See "Business - General" and "Lending Activities - Loan Portfolio Composition" regarding the recent and rapid expansion in the Bank's commercial and industrial real estate loan portfolio. The existence of hazardous substances or wastes on commercial and industrial real estate properties could cause the Bank to elect not to foreclose on the property, thereby limiting, and in some cases precluding, the Bank from realizing on the related loan. Should the Bank foreclose on property containing hazardous substances or wastes, the Bank would become subject to other environmental statutes, regulations, and common law relating to matters such as, but not limited to, asbestos abatement, lead-based paint abatement, hazardous substance investigation and remediation, air emissions, wastewater discharges, hazardous waste management, and third party claims for personal injury and property damage.


Federal Securities Laws

         The Company's common stock is registered with the SEC under Section 12(g) of the securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to periodic reporting requirements, proxy solicitation rules, insider trading restrictions, tender offer rules, and other requirements under the Exchange Act. In addition, certain activities of the Company, its executive officers, and directors are covered under the Securities Act of 1933, as amended (the "Securities Act").


Non-Banking Regulation

         The Company is impacted by many other laws and regulations, not necessarily unique to insured depository institutions. Among these other laws and regulations are federal bankruptcy laws, which have been a recent topic of federal legislative discussion.


Federal Taxation

         General. The Bank and the Company report their income on a consolidated basis using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank has not been audited by the IRS during the last five years. For its 1999 taxable year, the Bank is subject to a maximum federal income tax rate of 35%.

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

State and Local Taxation

         State of California. The California franchise tax rate applicable to the Bank equals the franchise tax rate applicable to corporations generally, plus an "in lieu" rate approximately equal to personal property taxes and business license taxes paid by such corporations (but not generally paid by banks or financial corporations such as the Bank); however, the total tax rate cannot exceed 10.84%. Under California regulations, bad debt deductions are available in computing California franchise taxes using a three or six year weighted average loss experience method. The Bank and its California subsidiary file California State franchise tax returns on a combined basis. The Company, as a savings and loan holding company commercially domiciled in California, is treated as a financial corporation and subject to the general corporate tax rate plus the "in lieu" rate as discussed previously for the Bank.

         Delaware Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.


Additional Item.  Executive Officers of the Registrant

         The following table sets forth certain information with respect to each executive officer of the Company or Bank who is not also a director of the Company. The board of directors appoints or reaffirms the appointment of all of the Company's executive officers each year. Each executive officer serves until the following year or until a respective successor is appointed.

                                                                    Date
                       Age At    Position(s) With Company     Started In     Previous Experience If Less
Name                  12/31/99   And / or Bank                  Position     Than Five Years In Current Position
----                  --------   ------------------------     ----------     -----------------------------------
Margaret A. Green        37      Corporate Secretary,            6/11/99     Assistant Corporate Secretary,
                                 Monterey Bay Bancorp, Inc.                  Monterey Bay Bancorp, Inc., 1999

                                 Corporate Secretary,            6/11/99     Assistant Corporate Secretary,
                                 Monterey Bay Bank                           Monterey Bay Bank, 1999

Carlene F. Anderson      47      Assistant Corporate             6/11/99     Corporate Secretary, Monterey Bay
                                 Secretary                                   Bancorp, Inc.
                                 Monterey Bay Bancorp, Inc.                  1994 - 1999

                                 Assistant Corporate             6/11/99     Corporate Secretary, Monterey Bay Bank
                                 Secretary
                                 Vice President, Compliance      8/15/98     1994 - 1999
                                 Monterey Bay Bank.

Mark R. Andino           40      Senior Vice President           1/26/00     Treasurer, Chela Financial, 1999
                                 Chief Financial Officer                     Senior Vice President, Chief Financial
                                 Monterey Bay Bancorp, Inc.                  Officer
                                                                             HF Bancorp, Inc., Hemet Federal, 1996 -
                                                                             1999

                                 Senior Vice President           1/26/00
                                 Chief Financial Officer
                                 Monterey Bay Bank


Ben A. Tinkey            47      Senior Vice President           9/20/94
                                 Chief Loan Officer
                                 Monterey Bay Bank


Gary C. Tyack            54      Senior Vice President           5/16/94
                                 Director of Retail Banking
                                 Monterey Bay Bank

Item 2.  Properties.

         The following table sets forth information relating to each of the Company's offices as of December 31, 1999:



                                                      Original
                                        Lease           Date           Date of
                                          Or          Leased or         Lease
Location                                Owned          Acquired       Expiration
-----------------------------------    -------       ------------     ----------

Administrative Offices:

15 Brennan Street
Watsonville, California  95076          Owned          12-31-65           N/A

567 Auto Center Drive
Watsonville, California  95076          Owned          03-23-98           N/A

Branch Offices:

35 East Lake Avenue
Watsonville, California  95076          Owned          12-31-65           N/A

805 First Street
Gilroy, California  95020               Owned          12-01-76           N/A

1400 Munras Avenue
Monterey, California  93940             Owned          07-07-93           N/A

1890 North Main Street
Salinas, California  93906              Owned          07-07-93           N/A

1127 South Main Street
Salinas, California  93901              Leased         08-08-93         06-30-05

8071 San Miguel Canyon Road
Prunedale, California  93907            Leased         12-24-93         12-24-03

601 Bay Avenue
Capitola, California  95020             Owned          12-10-96           N/A

6265 Highway 9
Felton, California  95018               Leased         04-07-98         04-30-03

Item 3.  Legal Proceedings.

         From time to time, the Company is party to claims and legal proceedings in the ordinary course of business. Management believes that the ultimate aggregate liability represented thereby, if any, will not have a material adverse effect on the Company's consolidated financial position or results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders.

         None.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         The Common Stock of Monterey Bay Bancorp, Inc. is traded over the counter on the National Association Of Securities Dealers Automated Quote ("NASDAQ") system under the symbol "MBBC." The stock commenced trading on February 15, 1995, when the Company went public and sold 4,492,085 shares at a price of $6.40 per share (adjusted for a 5:4 stock split on July 31, 1998).

         As of March 10, 2000, there were 3,308,523 shares of the Company's common stock outstanding. As of February 29, 2000, there were 283 stockholders of record, not including persons or entities who hold their stock in nominee or "street" name.

         The following table sets forth the high and the low daily closing prices of the Company's common stock for each of the following calendar quarters. Share prices prior to July 31, 1998 have been restated to reflect a 5:4 stock split effective on that date.

                                                  High                   Low
                                                  ----                   ---
Year Ended December 31, 1999:

   Fourth quarter                               $ 15.000               $  9.375
   Third quarter                                $ 15.625               $ 10.500
   Second quarter                               $ 15.000               $ 10.000
   First quarter                                $ 14.750               $ 11.000

Year Ended December 31, 1998:

   Fourth quarter                               $ 14.875               $ 10.750
   Third quarter                                $ 17.000               $ 13.250
   Second quarter                               $ 21.000               $ 14.800
   First quarter                                $ 21.406               $ 14.800


         The board of directors declared, and the Company paid, cash dividends of $0.15 and $0.12 per share during the years ended December 31, 1999 and 1998, respectively.

         The Company is subject to certain restrictions and limitations on the payment of dividends pursuant to existing and applicable laws and regulations (see "Item 1. Business - Regulation And Supervision - Limitation On Capital Distributions" and Note 14 to the Consolidated Financial Statements).

Item 6.  Selected Financial Data.

         Set forth below are selected  consolidated  financial and other data of the  Company for the periods and the dates  indicated.  This  financial  data is derived in part from, and should be read in conjunction  with, the  Consolidated
Financial  Statements  and  related  Notes of the  Company  presented  elsewhere herein.  The 1995 through 1998  financial  information is presented as restated.
See Note 24 to the Consolidated Financial Statements.
                                                                               At December 31,
                                                       -----------------------------------------------------------------
                                                              1999          1998         1997         1996         1995
                                                              ----          ----         ----         ----         ----
                                                                               (Dollars In Thousands)
Selected Financial Condition Data:
   Total assets                                          $ 462,827     $ 454,046    $ 406,960    $ 424,275    $ 328,178
   Investment securities available for sale                 11,463        19,410       40,355       49,955       30,990
   Investment securities held to maturity                       --            --          145          404          790
   Mortgage backed securities available for sale            57,716        98,006       70,465      116,610       52,417
   Mortgage backed securities held to maturity                  60            97          142          173          205
   Loans receivable held for investment, net               360,686       298,775      263,751      233,208      228,387
   Loans held for sale                                          --         2,177          514          130           92
   Allowance for estimated loan losses                       3,502         2,780        1,669        1,311        1,362
   Deposits                                                367,402       370,677      320,559      318,145      215,284
   FHLB advances                                            49,582        35,182       32,282       46,807       46,520
   Securities sold under agreements to repurchase            2,410         4,490        5,200       13,000       17,361
   Stockholders' equity                                     40,803        41,116       46,797       44,272       46,014
   Non-performing loans                                      8,182         2,915        2,046        1,748        3,200
   Real estate acquired by foreclosure, net                     96           281          321           --           --

                                                                           For The Year Ended December 31,
                                                       -----------------------------------------------------------------
                                                              1999          1998         1997         1996         1995
                                                              ----          ----         ----         ----         ----
                                                                     (Dollars In Thousands, Except Share Data)
Selected Operating Data:
   Interest income                                       $  33,417     $  30,911    $  29,677    $  23,986    $  22,544
   Interest expense                                         17,388        18,588       18,413       14,333       14,227
                                                         ---------     ---------    ---------    ---------    ---------
   Net interest income before provision for
      loan losses                                           16,029        12,323       11,264        9,653        8,317
   Provision for estimated loan losses                         835           692          375           28          663
                                                         ---------     ---------    ---------    ---------    ---------
   Net interest income after provision for loan             15,194        11,631       10,889        9,625        7,654
losses
   Non-interest income                                       2,505         2,177        1,614          941          573
   General and administrative expenses (1)                  11,887        11,144        9,507        9,091        7,140
                                                         ---------     ---------    ---------    ---------    ---------
   Income before income tax expense                          5,812         2,664        2,996        1,475        1,087
   Income tax expense                                        2,511         1,228        1,230          623          414
                                                         ---------     ---------    ---------    ---------    ---------
   Net income                                            $   3,301     $   1,436    $   1,766    $     852    $     673
                                                         =========     =========    =========    =========    =========
   Shares applicable to basic earnings per share         3,231,162     3,501,738    3,632,548    3,688,599    4,101,385
   Basic earnings per share                              $    1.02     $    0.41    $    0.49    $    0.23    $    0.16
                                                         =========     =========    =========    =========    =========
   Shares applicable to diluted earnings per share       3,320,178     3,638,693    3,763,038    3,734,226    4,108,631
   Diluted earnings per share                            &    0.99     $    0.39    $    0.47    $    0.23    $    0.16
                                                         =========     =========    =========    =========    =========
   Cash dividends per share                              $    0.15     $    0.12    $    0.09    $    0.04    $    0.00
                                                         =========     =========    =========    =========    =========

                                                                                            (footnotes at end of table)



                                                                         At Or For The Year Ended December 31,
                                                      -----------------------------------------------------------------
                                                              1999          1998         1997         1996         1995
                                                              ----          ----         ----         ----         ----
                                                                               (Dollars In Thousands)

Selected Financial Ratios and Other Data (2):

Performance Ratios
   Return on average assets (3)                              0.73%         0.33%        0.43%        0.26%        0.21%
   Return on average stockholders' equity (4)                8.05%         3.29%        3.99%        1.89%        1.49%
   Average equity to average assets                          9.04%        10.06%       10.70%       13.58%       13.99%
   Equity to total assets at end of period                   8.82%         9.06%       11.50%       10.43%       14.02%
   Interest rate spread during the period (5)                3.27%         2.43%        2.31%        2.29%        1.98%
   Net interest margin (6)                                   3.69%         2.96%        2.83%        3.00%        2.65%
   Interest rate margin on average total assets (7)          3.53%         2.84%        2.72%        2.92%        2.58%
   Average interest-earning assets /
      average interest-bearing liabilities                 110.61%       112.00%      111.29%      116.09%      116.03%
   General and administrative expenses /
      average total assets                                   2.62%         2.57%        2.30%        2.75%        2.22%
   Efficiency ratio (8)                                     64.14%        76.86%       73.82%       85.82%       80.32%

Regulatory Capital Ratios
   Tangible capital                                          7.11%         6.53%        9.13%        7.95%       11.20%
   Core capital                                              7.11%         6.53%        9.14%        8.03%       11.40%
   Risk based capital                                       10.56%        11.35%       16.82%       18.58%       23.66%

Asset Quality Ratios
   Non-performing loans / gross loans receivable (9)         2.25%         0.96%        0.77%        0.74%        1.39%
   Non-performing assets / total assets (10)                 1.79%         0.71%        0.58%        0.41%        0.97%
   Net charge-offs / average gross loans receivable          0.03%            --        0.01%        0.03%        0.05%
   Allowance for loan losses / gross
      loans receivable (9)                                   0.96%         0.92%        0.63%        0.56%        0.59%
   Allowance for loan losses / non-performing
      loans                                                 42.80%        95.37%       81.57%       75.00%       42.56%
   Allowance for total estimated losses /
      nonperforming assets                                  42.30%        87.15%       70.57%       75.00%       42.56%

Other Data
   Number of full-service customer facilities                    8             8            7            6            6
   Number of deposit accounts                               27,831        26,124       21,780       20,271       15,574
   Number of ATM's                                              10            10            9            6            6

------------------------------------------------------
(1) General and administrative expenses for 1996 include a non-recurring special FDIC insurance premium assessment of $1.4 million.
(2) Regulatory Capital Ratios and Asset Quality Ratios are end of period ratios. With the exception of end of period ratios, all ratios are based on average daily balances during the indicated periods and are annualized where appropriate.
(3)  Return on average assets is net income divided by average total assets.
(4) Return on average stockholders' equity is net income divided by average stockholders' equity.
(5) Interest rate spread during the period represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(6) Net interest margin equals net interest income as a percent of average interest-earning assets.
(7) Interest rate margin on average total assets equals net interest income as a percent of average total assets.
(8) The efficiency ratio is calculated by dividing the general & administrative expense by the sum of net interest income and non-interest income. The efficiency ratio measures how much in expense the Company invests in order to generate each dollar of net revenue.
(9) Gross loans receivable includes loans held for investment and loans held for sale, less undisbursed loan funds and unamortized yield adjustments.
(10) Non-performing assets includes all nonperforming loans (nonaccrual loans and restructured loans) and real estate acquired via foreclosure or by acceptance of a deed in lieu of foreclosure.

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

General

         The Company's primary business is providing conveniently located branch offices to attract checking, money market, savings, and certificate of deposit accounts, and investing such deposits and other available funds in loans, primarily those secured by various types of real estate. The Bank's deposit gathering and lending markets are concentrated in the communities surrounding its eight full service branch offices located in Santa Cruz, northern Monterey, and southern Santa Clara Counties, in California.

         The most significant component of the Company's revenue is net interest income. Net interest income is the difference between interest and dividend income, primarily from loans, mortgage backed securities, and investment securities, and interest expense, primarily on deposits and borrowings. The Company's net interest income and net interest margin, which is defined as net interest income divided by average interest-earning assets, are affected by its asset growth and quality, its asset and liability composition, and the general interest rate environment.

         The Company's deposit service charges, mortgage loan servicing fees, and commissions from the sale of non-FDIC insured insurance products and investments through Portola also have significant effects on the Company's results of operations. An additional major factor in determining the Company's results of operations are general and administrative expenses, which consist primarily of employee compensation, occupancy and equipment expenses, data and item processing fees, and other operating expenses. The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly absolute and relative levels and changes in market interest rates, government policies, and actions of regulatory agencies.

         Subsequent to the issuance of the Company's 1998 consolidated financial statements, the Company's management determined that costs associated with shares purchased in 1995 and 1996 for future distribution under its stock award programs should have been recorded as a contra-equity account rather than an asset. Furthermore, such shares were inappropriately included in the weighted average shares outstanding used in earnings per share calculations. As a result, other assets and total stockholders' equity as of December 31, 1998, and earnings per share for the years ended December 31, 1998 and 1997, have been restated from amounts previously reported in order to conform with generally accepted accounting principles. In addition, prior years' compensation expense was understated by a cumulative amount of approximately $96,000 ($57,000 net of tax) or $0.02 diluted earnings per share which is insignificant and has been charged to 1999 operations. The effects of the restatement are presented in Note 24 to the Consolidated Financial Statement.

Interest Rate Environment

         The table below presents an overview of the interest rate environment during the three years ended December 31, 1999. Market interest rates generally trended upward in 1999, with an acceleration in the latter half of the year as the Federal Reserve implemented three separate 25 basis point increases in its target federal funds rate. The Treasury yield curve also became steeper during 1999, after starting the year with just a 63 basis point yield differential between a three month Treasury bill and a 30 year Treasury bond. Note that the 11th District Cost Of Funds Index ("COFI") is by nature a lagging index that trails changes in more responsive interest rate indices such as those associated with the Treasury or LIBOR markets. The significant rate decreases during the latter half of 1998 occurred as the Federal Reserve implemented three rounds of rate cuts in response to concerns regarding:

o economic performance by certain countries, particularly those located in Asia
o    the potential impacts of financial difficulties by large hedge funds
o the maintenance of sufficient liquidity to ensure smooth operation of the capital markets

Index                   12/31/96    6/30/97  12/31/97    6/30/98  12/31/98    3/31/99   6/30/99    9/30/99  12/31/99
-----                   --------    -------  --------    -------  --------    -------   -------    -------  --------
3 month Treasury bill      5.19%      5.17%     5.34%      5.09%     4.46%      4.47%     4.76%      4.85%     5.31%
6 month Treasury bill      5.30%      5.25%     5.44%      5.23%     4.54%      4.52%     5.03%      4.96%     5.73%
1 year Treasury bill       5.49%      5.65%     5.48%      5.37%     4.52%      4.71%     5.05%      5.18%     5.96%
2 year Treasury note       5.87%      6.06%     5.64%      5.48%     4.53%      4.98%     5.52%      5.60%     6.24%
5 year Treasury note       6.21%      6.37%     5.71%      5.47%     4.54%      5.10%     5.65%      5.76%     6.34%
30 year Treasury bond      6.64%      6.78%     5.92%      5.63%     5.09%      5.62%     5.97%      6.05%     6.48%
Prime rate                 8.25%      8.50%     8.50%      8.50%     7.75%      7.75%     7.75%      8.25%     8.50%
COFI                       4.84%      4.85%     4.96%      4.88%     4.66%      4.52%     4.50%      4.61%     4.85%

Business Strategy

     During 1999, the Company achieved progress in its business strategy of converting an almost 75 year old savings and loan into an effective community based financial services company. The objective of this business strategy is to increase long term shareholder returns while also enhancing the Company's involvement in and contributions to the communities it serves. The steps identified to achieve this objective include:

o Increasing the Company's ratio of loans to deposits as a means of enhancing net interest income, serving more customers, moderating exposure to change in general market interest rates, and better utilizing the Company's capital resources.

o Diversifying the product mix within the loan portfolio to reduce the historic high concentration in relatively commoditized residential mortgages while also meeting the financing needs of consumers and small businesses within the Company's market areas.

o Acquiring customers disaffected by the recent or pending acquisition of their financial services provider.

o Capitalizing on the Company's position as one of the largest independent financial institutions in the Greater Monterey Bay Area.

o Bolstering non-interest income from an expanding list of fee based products and services, including ATM surcharges, deposit account and branch service charges, and sales of non-FDIC insured investment products including mutual funds and annuities.

o Changing the Company's deposit mix to emphasize transaction accounts as a means of cementing customer relationships, lower the Company's relative cost of funds, generating fee income, and increasing the duration of the Company's funding.

o Capitalizing on the continued strength of the economy and real estate markets in the Company's primary business areas, particularly through construction lending.

o Continuing to aggressively manage the Company's capital position, balancing opportunities for investment in the Company's business with an ongoing pattern of share repurchases and dividend payments.

o Pursuing alternative forms of delivery for financial products and services as a means of attracting a greater volume of business while also improving the Company's efficiency ratio.

         The Company intends to continue pursuing this business strategy in 2000, with specific goals of pursuing one or more additional remote ATM sites, introducing Internet based banking, and expanding the Company's market coverage through either additional traditional, stand alone, full service branches or other alternatives, possibly including supermarket banking. However, there can be no assurance that any such steps will be implemented, or if implemented, whether such steps will improve the Company's financial performance.

Analysis Of Results Of Operations For The Years Ended December 31, 1999 And December 31, 1998


Overview

         The Company reported record net income of $3.3 million for the twelve months ended December 31, 1999, up significantly from net income of $1.4 million realized during the prior year. These figures translate to $1.02 basic and $0.99 diluted earnings per share in 1999, respectively, and $0.41 basic and $0.39 diluted earnings per share in 1998, respectively. The Company's return on average assets improved from 0.33% in 1998 to 0.73% in 1999. Due to the Company's equity management program, return on average equity improved more dramatically, rising from 3.29% in 1998 to 8.05% in 1999. The increase in 1999 net income resulted from the Company's continued progress and success in implementing its business strategy, complemented by a strong economy and vibrant local real estate markets, which helped constrain loan delinquencies, net charge-offs, and expenses associated with foreclosed real estate.


Net Interest Income

         During the years ended December 31, 1999, 1998, and 1997, net interest income before the provision for estimated loan losses was $16.0 million, $12.3 million, and $11.3 million, respectively. The volume of average interest-earning assets over the same years was $434.8 million, $416.2 million, and $397.5 million, respectively. The net interest spread was 3.27 %, 2.43%, and 2.31%, respectively, during the years ended December 31, 1999, 1998, and 1997. During these same periods, the ratio of net interest income to average total assets was 3.53%, 2.84%, and 2.72%, respectively.

         The $3.7 million, or 30.1%, increase in net interest income generated in 1999 versus the prior year was primarily produced by three key changes in the Company's balance sheet composition:

1. On the asset side of the balance sheet, the Company significantly redirected its asset mix towards loans receivable, reducing the proportion of the balance sheet comprised of lower yielding cash equivalents, investment securities, and mortgage backed securities. Loans receivable produced a weighted average yield rate of 8.03% during 1999, comparing quite favorably to 4.80% on cash equivalents, 6.40% on investment securities, and 6.68% on mortgage backed securities. This change in asset mix was enabled by a record loan origination volume of $173.3 million accomplished in 1999; primarily funded by the sale of securities and increased borrowings.

2. On the liability side of the balance sheet, the Company significantly reduced the percentage of deposits represented by relatively higher cost certificates in favor of a larger proportion of transaction accounts. Certificates of deposit, which generated a weighted average cost of 4.82% in 1999 and 5.41% in 1998, declined from 78.6% of average interest bearing deposits in 1998 to 65.1% in 1999. The Company successfully offset the decline in certificates of deposit with increases in lower cost checking and money market accounts. By comparison, money market accounts produced an average cost of funds of 4.03% in 1998 and 4.15% in 1999. At December 31, 1999, certificates of deposit comprised 60.5% of total deposits, down from 69.4% a year earlier.

3. The Company increased its average balance of interest earning assets by $18.5 million, or 4.5%. The Company fueled this balance sheet expansion largely with an increase in borrowings, as overall deposit growth was limited by the Company's objective of decreasing its cost of deposits relative to key capital market indices such as COFI and the 1 year Treasury yield. The Company was successful in this regard, as the weighted average cost of deposits declined from 4.56% at December 31, 1998 to 4.04% at December 31, 1999, while at the same time the COFI index rose from 4.66% to 4.85% and the 1 year Treasury yield rose from 4.52% to 5.96%.

Average Balances, Average Rates, And Net Interest Margin

         The  following  table  presents the average rate earned upon each major category  of  interest  earning  assets,  the  average  rate paid for each major category of interest bearing liabilities, and the resulting net interest spread, net interest  margin,  and average interest margin on total assets for the years indicated.
                               Year Ended December 31, 1999    Year Ended December 31, 1998    Year Ended December 31, 1997
                              -------------------------------  ------------------------------  -----------------------------
                                Average              Average    Average             Average    Average              Average
                                Balance   Interest     Rate     Balance  Interest     Rate     Balance   Interest     Rate
                                -------   --------    -----     -------  --------    -------   -------   --------   -------
                                                                   (Dollars In Thousands)
Assets
------
Interest earning assets:
   Cash equivalents (1)         $ 5,837     $  280     4.80%   $ 10,721   $   578      5.39%  $  4,272     $  231     5.41%
   Investment securities (2)     13,620        871     6.40%     37,397     2,335      6.24%    46,248      2,899     6.27%
   Mortgage backed securities(3) 73,122      4,884     6.68%    105,223     6,910      6.57%    92,842      6,510     7.01%
   Loans receivable, net (4)    339,036     27,218     8.03%    259,358    20,882      8.05%   250,370     19,804     7.91%
   FHLB stock                     3,139        164     5.22       3,512       206      5.87%     3,793        233     6.14%
                                -------     ------     ----     -------    ------      ----    -------     ------     ----
Total interest earning assets   434,754     33,417     7.69%    416,211    30,911      7.43%   397,525     29,677     7.47%
                                -------     ------              -------    ------              -------     ------
Non-interest earnings assets     18,691                          17,424                         16,036
                               --------                        --------                       --------
Total assets                   $453,445                        $433,635                       $413,561
                               ========                        ========                       ========

Liabilities & Equity
Interest bearing liabilities:
   NOW accounts                $ 25,205        388     1.54%     14,534       227      1.56%     8,579         87     1.01%
   Savings accounts              15,583        280     1.80%     15,204       278      1.83%    13,396        254     1.90%
   Money market accounts         82,006      3,402     4.15%     42,603     1,716      4.03%    34,612      1,344     3.88%
   Certificates of deposit      229,493     11,060     4.82%    266,225    14,407      5.41%   251,855     13,842     5.50%
                                -------     ------     ----     -------    ------      ----    -------     ------     ----
   Total interest-bearing       352,287     15,130     4.29%    338,566    16,628      4.91%   308,442     15,527     5.03%
     deposits
   FHLB advances                 37,600      2,078     5.53%     28,059     1,663      5.93%    40,520      2,400     5.92%
   Other borrowings (5)           3,182        180     5.65%      5,007       297      5.93%     8,234        486     5.90%
                                -------     ------     ----     -------    ------      ----    -------     ------     ----
Total interest-bearing
  liabilities                   393,069     17,388     4.42%    371,632    18,588      5.00%   357,196     18,413     5.16%
                                -------     ------                         ------                          ------
Non-interest bearing
  liabilities                    19,386                          18,379                          12,096
                               --------                        --------                        --------

Total liabilities               412,455                         390,011                         369,292

Stockholders' equity             40,990                          43,624                          44,269
                               --------                        --------                        --------
Total liabilities & equity     $453,445                        $433,635                        $413,561
                               ========                        ========                        ========

Net interest income                        $16,029                        $12,323                         $11,264
                                           =======                        =======                         =======
Interest rate spread (6)                               3.27%                           2.43%                          2.31%
Net interest earning assets      41,685                          44,579                         40,329
Net interest margin (7)                      3.69%                          2.96%                           2.83%
Net interest income /
     average total assets                    3.53%                          2.84%                           2.72%
Interest earnings assets /
     interest bearing
     liabilities                   1.11                            1.12                           1.11

Average balances in the above table were calculated using average daily figures.

-----------------------------------------

(1) Includes federal funds sold, money market fund investments, banker's acceptances, commercial paper, interest earning deposit accounts, and securities purchased under agreements to resell.
(2)  Includes  investment  securities  both  available  for  sale  and  held  to maturity.
(3) Includes mortgage backed securities, including CMO's, both available for sale and held to maturity.
(4) In computing the average balance of loans receivable, non-accrual loans and loans held for sale have been included. Amount is net of deferred loan fees, premiums and discounts, undisbursed loan funds, and allowances for estimated loan losses. Interest income on loans includes amortized loan fees of $293,000, $233,000, and $243,000 in 1999, 1998, and 1997,
     respectively.
(5) Includes federal funds purchased and securities sold under agreements to repurchase.
(6) Interest rate spread represents the difference between the average rate on interest earning assets and the average rate on interest bearing liabilities.
(7) Net interest margin equals net interest income before provision for estimated loan losses divided by average interest earning assets.

Rate/Volume Analysis

         The most significant impact on the Company's net interest income between periods is derived from the interaction of changes in the volume of and rate earned or paid on interest-earning assets and interest-bearing liabilities. The following table utilizes the figures from the preceding table to present a comparison of interest income and interest expense resulting from changes in the volumes and the rates on average interest earning assets and average interest bearing liabilities for the years indicated. Changes in interest income or interest expense attributable to volume changes are calculated by multiplying the change in volume by the prior year average interest rate. The changes in interest income or interest expense attributable to interest rate changes are calculated by multiplying the change in interest rate by the prior year average volume. The changes in interest income or interest expense attributable to the combined impact of changes in volume and changes in interest rate are calculated by multiplying the change in rate by the change in volume.

                                     Year Ended December 31, 1999                 Year Ended December 31, 1998
                                             Compared To                                  Compared To
                                     Year Ended December 31, 1998                 Year Ended December 31, 1997
                              ------------------------------------------  -----------------------------------------
                                      Increase (Decrease) Due To                  Increase (Decrease) Due To
                              ------------------------------------------  -----------------------------------------
                                                     Volume                                       Volume
                               Volume       Rate     / Rate        Net      Volume       Rate     / Rate        Net
                               ------       ----     ------        ---      ------       ----     ------        ---
                                                              (Dollars In Thousands)
Interest-earning assets

Cash equivalents               $ (264)    $  (61)     $  28     $ (297)      $ 349      $  (1)     $  (2)     $ 346
Investment securities          (1,484)        55        (35)    (1,464)       (555)       (13)         3       (565)
Mortgage backed securities     (2,108)       118        (36)    (2,026)        868       (410)       (57)       401
Loans receivable, net           6,415        (56)       (24)     6,335         711        350         17      1,078
FHLB Stock                        (22)       (22)         2        (42)        (17)       (11)         1        (27)
                               ------     ------     ------     ------      ------      -----     ------     ------
     Total interest-earning     2,537         34        (65)     2,506       1,356        (85)       (38)     1,233
        assets                 ------     ------     ------     ------      ------      -----     ------     ------

Interest-bearing liabilities

NOW Accounts                      167         (3)        (3)       161          61         47         32        140
Savings accounts                    7         (5)        --          2          34         (9)        (1)        24
Money market accounts           1,587         52         47      1,686         310         51         11        372
Certificates of deposit        (1,988)    (1,575)       216     (3,347)        790       (217)        (8)       565
                               ------     ------     ------     ------      ------      -----     ------     ------
   Total interest-bearing        (227)    (1,531)       260     (1,498)      1,195       (128)        34      1,101
      deposits
FHLB advances                     565       (111)       (39)       415        (738)         3         (2)      (737)
Other borrowings                 (108)       (14)         5       (117)       (191)         1          -       (190)
                               ------     ------     ------     ------      ------      -----     ------     ------
   Total interest-bearing         230     (1,656)       226     (1,200)        266       (124)        32        174
      liabilities              ------     ------     ------     ------      ------      -----     ------     ------
Increase (decrease) in net
     interest income           $2,307     $1,690     $ (291)    $3,706      $1,090      $  39     $  (70)    $1,059
                               ======     ======     =======    ======      ======      =====     =======    ======

Interest Income

         For the year ended December 31, 1999, interest income was $33.4 million, an increase of $2.5 million, or 8.1%, over the amount recorded for the year ended December 31, 1998. The primary reason for the increase in interest income during 1999 was growth in average outstanding balances of loans receivable, which in turn stemmed from the record level of loan production recorded during 1999. Interest income on loans receivable, which accounted for 81.4% of total interest income for the year ended December 31, 1999, grew by $6.3 million in 1999 compared to 1998. Interest income on mortgage backed securities during 1999 declined by $2.0 million from the prior year due to reduced average volumes outstanding. During 1999, the Company used scheduled payments, prepayments, and sales of mortgage backed securities as sources of cash to fund the expanding portfolio of loans receivable. Similarly, lower average volumes of investment securities during 1999 versus the prior year led to a $1.5 million year to year decline in interest income on investment securities.

         The weighted average yield on interest-earning assets was 7.69% for the year ended December 31, 1999, compared to 7.43% for the prior year. The increase in the yield on interest-earning assets was principally due to loans receivable increasing as a percentage of interest-earning assets, from 62.3% during 1998 to 78.0% during 1999. Yields on mortgage backed and investment securities increased slightly during 1999, but represented a significantly smaller portion of total interest-earning assets. The increase in general market interest rates that occurred in 1999 also bolstered the Company's yield on interest earning assets, particularly those portfolios such as construction loans and corporate trust preferred securities that reprice based upon relatively responsive indices such as Prime and LIBOR, respectively. The weighted average nominal rate on the Company's loan portfolio increased from 7.92% at December 31, 1998 to 8.17% at December 31, 1999.


Interest Expense

         Interest expense for the year ended December 31, 1999 was $17.4 million, compared to $18.6 million for the prior year, a decrease of $1.2 million, or 6.5%. The decline in interest expense was primarily attributable to a reduction in the Company's average cost of deposits, which in turn stemmed from a combination of the aforementioned change in deposit mix and from the Company's adopting a less aggressive pricing strategy, particularly for certificates of deposit, than had been employed in prior periods. The Company's average cost of interest-bearing deposits declined to 4.29% in 1999, from 4.91% in 1998. Interest expense on FHLB advances rose from $1.7 million in 1998 to $2.1 million in 1999, as the impact of greater average balances outstanding more than offset the effect of a decline in the average rate paid.


Provision For Loan Losses

         Implicit in lending activities is the risk that losses will occur and that the amount of such losses will vary over time. Consequently, the Company maintains an allowance for loan losses by charging a provision to operations. Loans determined to be losses are charged against the allowance for loan losses. The allowance for loan losses is maintained at a level considered by management, at a point in time and with then available information, to be adequate to provide for estimated losses inherent in the existing portfolio.

         In evaluating the adequacy of the allowance for loan losses, management estimates the amount of potential loss for each individual loan that has been identified as having greater than standard credit risk, including loans identified as criticized ("Special Mention"), classified ("Substandard" or lower graded), impaired per SFAS No. 114, troubled debt restructured, and non-performing. In determining specific and general loss estimates, management incorporates such factors as collateral value, portfolio composition and concentration, trends in local and national economic and real estate conditions, historical credit experience, and the financial status of borrowers. While the allowance is segmented by broad portfolio categories to analyze its adequacy, the allowance is general in nature and is available for the loan portfolio in its entirety. Although management believes that the allowance is adequate, future provisions are subject to continuing evaluation of inherent risk in the loan portfolio, as conducted by both management and the Bank's regulators.

         For the year ended December 31, 1999 the provision for loan losses was $835,000, compared to $692,000 for the year ended December 31, 1998. During 1999, the amount and timing of provisions for loan losses were primarily generated the following key factors:

o    the increasing absolute size of the loan portfolio

o the continuing change in mix within the loan portfolio, away from residential mortgages to other types of lending, particularly construction loans and mortgages secured by commercial and industrial real estate

o a rise in criticized assets and classified assets from $6.4 million and $5.4 million, respectively, at December 31, 1998 to $7.9 million and $8.8 million, respectively, at December 31, 1999

o net charge-offs of $113,000 recorded in 1999, versus net recoveries of $3,000 in 1998

         Construction, commercial real estate, multifamily, and business lending generally involve a greater risk of loss than do mortgages on single family residences.

         The Company's allowance for loan losses totaled $3.5 million at December 31, 1999, comprised of $3.3 million in general reserves and $200,000 in specific reserves. This compares to an allowance of $2.8 million at December 31, 1998, all but $67,000 of which was in general reserves. The allowance represented 0.96% of loans receivable at December 31, 1999, compared to 0.92% a year earlier.

         To the extent that the Company is successful in its business strategy and thereby continues building the size of its loan portfolio while also extending increased volumes of construction, income property, and business lending, management anticipates that additional provisions will be charged against operations in 2000, with the ratio of allowance to loans receivable rising to reflect the greater credit exposure inherent in the loan mix. The level of provision in 2000 will also likely be impacted by:

o    the  resolution  of  the  $5.0  million  non-accrual   business  term  loan
     maintained by MBBC

o the borrower performance and the guarantor financial status associated with a pool of residential mortgages acquired in 1998 that present a weaker credit profile than that typically pursued by the Company (see "Item 1. Business - Credit Quality - Special Residential Loan Pool" and Note 14 to the Consolidated Financial Statements)


Non-interest Income

         Non-interest income increased by 15.1% to $2.5 million for the year ended December 31, 1999, compared to $2.2 million for the year ended December 31, 1998, primarily due:

o a rise in net gains on the sale of mortgage backed and investment securities from $283,000 in 1998 to $496,000 in 1999

o    customer service charges  increasing from $824,000 in 1998 to $1,032,000 in
     1999

o commissions from the sale of non-FDIC insured products expanding from $537,000 in 1998 to $626,000 in 1999

         The Company sold mortgage backed and investment securities in 1999 as a means of funding expansion in the loan portfolio and in order to moderate the Company's exposure to increases in general market interest rates. The increase in customer service charges in 1999 was primarily due to a larger customer base and a higher number of transaction related customer deposit accounts. The increase in commission income from sales of noninsured products reflects more effective cross-selling of these products to the Company's customer base.

         Further augmenting non-interest income constitutes a primary component of the Company's business strategy. In 2000, the Company plans to enhance its results from the sale of non-FDIC insured investment products by reviewing third party contracts, considering the licensing of additional staff, broadening its product line, and hiring a new program manager. Also in 2000, the Company plans to augment customer service charges by reviewing the Bank's fee and service charge schedule, introducing Internet Banking and electronic bill payment services, further increasing the number of transaction accounts, installing an additional off premises ATM, and continuing to increase the proportion of its customer base using debit cards. Debit card income constituted a growing source of revenue for the Company in 1999. No assurance can, however, be provided that the Company will be successful in its plans to increase non-interest income.


General And Administrative Expense

         General and administrative expense totaled $11.9 million and $11.1 million, respectively, for the years ended December 31, 1999 and 1998. Factors contributing to the rise in 1999 included:

o The operation of the Felton branch for all of 1999, versus eight months in 1998.

o The addition of staff to support the Company's greater volumes of loan origination, loan servicing, and deposit account transactions

o Increased commission expense associated with greater sales of non-FDIC insured investment products

o Higher incentive payments associated with the Company's sales and financial success in 1999

o Greater postage and data and item processing costs driven by an increased volume of transaction deposit accounts

o Non-recurring costs of $86,000 associated with a single operating loss stemming from the operation of non-qualified benefit plans

         The   Company   anticipates   a  further   increase   in  general   and
administrative costs in 2000 due to:

o    the planned continued growth in transaction deposit accounts

o the cost of implementing Internet banking, bill payment, and an additional off-premises ATM

o the expiration of its existing contract for third party data processing services

o the hiring of additional key staff positions, including a new Chief Financial Officer

o increased promotional costs associated with the introduction of new products and services combined with a special marketing program integrated with the Company's 75th anniversary

         Management plans to moderate the financial impact of the above increases in general and administrative expenses with greater revenues and higher productivity in the conduct of the Company's operations. However, no assurance can be provided that the Company will be successful in this regard.


Income Tax Expense

         The Company recorded income tax expense of $2.5 million for the year ended December 31, 1999 compared to $1.2 million during 1998. This rise was entirely associated with an increase in pre-tax income in 1999 versus 1998, as the Company's effective tax rate declined modestly in 1999 versus the prior year.

Comparison Of Financial Condition At December 31, 1999 And December 31, 1998

         Total assets of the Company were $462.8 million at December 31, 1999, compared to $454.0 million at December 31, 1998, an increase of $8.8 million, or 1.9%.

         Investment securities declined from $19.4 million at December 31, 1998 to $11.5 million at December 31, 1999 due to sales conducted in order to generate funding for the Company's increasing loan portfolio. The Company's investment security portfolio at December 31, 1999 was entirely composed of variable rate trust preferred securities. To the extent that the Company is successful with its business strategy in 2000, management anticipates selling the remainder of these securities in order to bolster the Bank's Qualified Thrift Lender ratio, shift funds into assets that function as more effective collateral under secured borrowing arrangements, and provide funds for further expansion in loans receivable.

         Mortgage backed securities declined from $98.1 million at December 31, 1998 to $57.8 million at December 31, 1999. This reduction stemmed from ongoing principal repayments and $17.6 million in sales. This decrease was accomplished in conjunction with management's strategy of reducing interest rate risk and increasing the overall yield of interest-earning assets by selling longer duration and comparatively lower yielding mortgage backed securities and reinvesting into shorter duration and higher yielding loans receivable.

         Loans receivable held for investment, net of allowances for estimated loan losses, were $360.7 million at December 31, 1999, compared to $298.8 million at December 31, 1998. This 20.7% increase stemmed from $173.3 million in originations during 1999, of which the largest category was construction loans with $61.7 million in new credit commitments. Construction loans net of undisbursed loan funds rose from $27.4 million at December 31, 1998 to $55.2 million at December 31, 1999, thereby accounting for 31.0% of the overall rise in net loans receivable accomplished during 1999. Because construction loans are by nature short term (generally twelve to eighteen months in term), the Company has become increasingly exposed to fluctuations in the size of its loan portfolio. More specifically, should higher general market interest rates or some other factor diminish the demand for new construction lending, the Company's position in construction loans would thereby likely quickly diminish as existing projects are completed.

         Commercial and industrial real estate loans increased from $40.0 million at December 31, 1998 to $72.3 million at December 31, 1999 in conjunction with the Company's business strategy. At December 31, 1999, residential mortgages continued to be the largest single category of the Company's net loans receivable held for investment, totaling $168.5 million, or 46.7% of the portfolio. This percentage compares to 60.8% one year earlier.

         The Company continued to amortize its intangible assets during 1999, reducing their balance from $3.6 million at December 31, 1998 to $2.9 million one year later. This amortization, which is a non-cash charge to operations, bolsters the Bank's regulatory capital ratios, as intangible assets are deducted from GAAP capital in determining regulatory capital.

         During the year ended December 31, 1999, the Company's liabilities increased by $9.1 million to $422.0 million, from $412.9 million at December 31, 1998. The increase in liabilities was primarily attributable to an increase of $14.4 million, or 40.9 %, in advances from the FHLB. The increase in advances was used primarily to fund the growth in loans receivable. None of the Company's advances at December 31, 1999 were "putable", thereby exposing the Company to increased funding costs in a rising interest rate environment. Deposits decreased to $367.4 million at December 31, 1999 from $370.7 million at December 31, 1998, as the Company focused upon changing its deposit mix and reducing its average cost of deposits in priority over building nominal deposit balances.

         Shareholders equity declined $0.3 million from $41.1 million at December 31, 1998 to $40.8 million one year later. The decrease in equity occurred despite record earnings by the Company, as, during 1999:

o the Company repurchased 116,500 of its outstanding shares, which decreased shareholders' equity by $1.7 million

o accumulated other comprehensive income declined by $2.0 million due to reduced market values for the Company's security portfolios, which in turn stemmed from the increasing interest rate environment and the relatively high duration of a significant portion of the mortgage backed securities portfolio

o    the Company paid $530,000 in cash dividends

o the Company acquired $682,000 worth of its stock in conjunction with its non-qualified stock compensation plans


Results Of  Operations  For The Years Ended  December  31, 1998 And December 31,
1997


Overview

         The Company recorded net income of $1.4 million, or $0.41 basic earnings per share ($0.39 diluted earnings per share) for the year ended December 31, 1998, compared to $1.8 million, or $0.49 basic earnings per share ($0.47 diluted earnings per share) for the year ended December 31, 1997. The Company's return on average assets for 1998 was 0.33%, compared to 0.43% in 1997. The return on average equity for 1998 was 3.29%, compared with 3.99% in 1997.

         Net income for the year ended December 31, 1998 reflected higher net interest income and non-interest income compared to the year ended December 31, 1997, offset by a higher provision for estimated loan losses and increases in general and administrative expenses. The operating results of the Company for the year ended December 31, 1998 reflect the assumption of approximately $30.0 million in deposits and the purchase of an equal amount of loans from Commercial Pacific Bank, the opening of an eighth branch (Felton), and strong in-market growth of low cost deposits. Net interest income before provision for estimated loan losses was $12.3 million for the year ended December 31, 1998, compared to $11.3 million for the year ended December 31, 1997. During the same periods, the average volume of interest-earning assets was $416.2 million and $397.5 million, respectively. The increase in net interest income reflects the growth in higher yielding loans and mortgage backed securities, funded primarily by growth in relatively low cost deposits.

         The Company has, for the last two years, focused its efforts on becoming more like a community based commercial bank by increasing its commercial real estate, construction, multifamily, and business lending activities. Additionally, the Bank focused its deposit gathering efforts on low-cost transaction accounts, consisting of checking, savings, and money market accounts, partly by pursuing small businesses in-market, which complements the business lending function.

         Continued implementation of the Company's strategic decision to transition from a traditional savings institution to a community banking orientation, and the expansion of the Company's branch locations and product lines, resulted in an increase in general and administrative expenses during 1998. Expansion activity included the Company's opening of a branch site in Felton, California, which began operations as a full service Bank branch in May 1998, and the assumption of approximately $30.0 million in deposits and the purchase of an approximately equal amount of loans in April 1998 from Commercial Pacific Bank.

Net Interest Income

         For the year ended December 31, 1998, the $1.0 million, or 9.4%, increase in net interest income versus the prior year was primarily due to the acquisition of approximately $30.0 million in deposits during the second quarter of 1998, which fueled an increase in the average outstanding balance of mortgage backed securities and loans receivable. Spreads improved somewhat in 1998 versus 1997, as the Company was then in the earlier stages of implementing its current business strategy. Net interest income to average total assets expanded from 2.72% in 1997 to 2.84% in 1998.


Interest Income

         For the year ended December 31, 1998, interest income was $30.9 million, an increase of $1.2 million, or 4.2%, over the amount recorded for the year ended December 31, 1997. The primary reason for the increase in interest income during 1998 was growth in average outstanding balances of mortgage backed securities and loans receivable, which in turn was fueled by the purchase of approximately $30.0 million in loans from Commercial Pacific Bank as well as in-market growth of loans receivable. Interest income on loans receivable, which accounted for 67.6% of total interest income for the year ended December 31, 1998, grew by $1.1 million in 1998 compared to 1997. The growth in interest income on loans receivable during 1998 was due to a higher average balance of outstanding loans receivable and an increase in the average yield earned. Interest income on mortgage backed securities grew by $0.4 million, for the year ended December 31, 1998. Interest income from other investment securities and cash equivalents declined by $0.2 million, for the year ended December 31, 1998, due to lower average volumes and rates on investment securities in 1998 compared to 1997.

         The weighted average yield on interest-earning assets was 7.43% for the year ended December 31, 1998, compared to 7.47% for the year ended December 31, 1997. Despite a declining interest rate environment, the average yield on interest-earning assets declined only 4 basis points in 1998 compared to 1997. The magnitude of the decline in the yield on interest-earning assets was limited due to an increase in the average balance of the highest interest-earning category: loans receivable. The average yield on loans receivable increased 14 basis points, primarily due to the fact that 73% of the loans originated for the portfolio during 1998 were higher yielding construction, commercial real estate, multifamily, and business loans. Yields on mortgage backed securities declined during 1998 due to higher prepayments and a corresponding increase in premium amortization.


Interest Expense

         Interest expense for the year ended December 31, 1998 was $18.6 million, compared to $18.4 million for the year ended December 31, 1997, an increase of $0.2 million. The increase in interest expense was primarily attributable to a higher average balance of deposits resulting from the assumption of approximately $29 million in deposits from Commercial Pacific Bank and the opening of the Felton branch office. The Company's average cost of interest-bearing deposits declined to 4.91% in 1998, from 5.03% in 1997, primarily due to the effects of a more favorable mix of deposits and a lower interest rate environment. The declining interest rate environment allowed management to lower, on average, interest rates paid to its customers on maturing and renewing term deposit accounts. Interest expense on FHLB advances and other borrowings declined by $0.9 million due to a lower average outstanding balance of borrowings in 1998.


Provision For Loan Losses

         For the year ended December 31, 1998 the provision for loan losses was $692,000, compared to $375,000 for the year ended December 31, 1997. During 1998, the Company increased its provision for loan losses in connection with implementing its strategy to increase the amount of construction, commercial real estate, multifamily, and business lending. These types of loans generally involve a greater risk of loss than do one-to-four family residential mortgage loans. The $692,000 provision, as well as the $416,000 of allowance for loan losses provided on loans acquired from Commercial Pacific Bank, resulted in a total allowance for loan losses of $2,780,000, or 0.92% of loans receivable, at December 31, 1998, compared to an allowance for loan losses of $1,669,000, or 0.63% of loans receivable, at December 31, 1997. Non-performing loans were $2.9 million, or 0.96% of gross loans receivable, at December 31, 1998, compared to $2.0 million, or 0.77% of gross loans receivable, a year earlier.

Non-interest Income

         Non-interest income increased by 34.9% to $2.2 million for the year ended December 31, 1998, compared to $1.6 million for the year ended December 31, 1997, primarily due to increases in customer service charges and commissions from sales of noninsured products during 1998. Customer service charges consist primarily of service charges on deposit accounts and fees for certain customer services. The increase in customer service charges in 1998 was primarily due to a larger customer base, a higher number of transaction-related customer deposit accounts, and a full year of surcharging foreign ATM cardholders. The increase in commission income from sales of noninsured products reflects a more effective job of cross-selling these products to the Company's customer base.

         During the years ended December 31, 1998 and 1997, the Company sold $78.0 million and $38.6 million, respectively, of securities held for sale, including mortgage backed securities and investment securities, and recorded net gains of $283,000 and $213,000, respectively, on the sales.


General And Administrative Expense

         General and administrative expense was $11.1 million and $9.5 million, respectively, for the years ended December 31, 1998 and 1997. The increases in 1998 were partially attributable to higher compensation and employee benefits, as new employees were hired to support the Company's deposit growth and the expansion of its branch locations and new product lines and services. In addition, general and administrative expenses for 1998 included higher data processing costs, increased professional fees and advertising expenses, higher stationery, telephone, and office expenses.

         The increases in certain categories of general and administrative expenses for the year ended December 31,1998 were partially offset by lower amortization of core deposit premium and reduced deposit insurance premiums compared to 1997. Amortization of core deposit premium was $144,000 lower in 1998 and deposit insurance premiums were $94,000 lower, compared to 1997.


Income Tax Expense

The Company recorded income tax expense of $1.2 million for both the years ended December 31, 1998 and 1997. Income tax expense remained the same in 1998, compared to 1997, despite a decline in 1998 income before income tax due to an increase in the effective tax rate in 1998, compared to the previous year. The effective tax rate for the year ended December 31, 1998 was 46.1%, compared to 41.0% for the year ended December 31, 1997.


Liquidity

         Liquidity is actively managed to ensure sufficient funds are available to meet the ongoing needs of both the Company in general and the Bank in particular. Liquidity management includes projections of future sources and uses of funds to ensure the availability of sufficient liquid reserves to provide for unanticipated circumstances. The Bank's primary sources of liquidity are deposits, principal and interest payments (including prepayments) on its asset portfolios, retained earnings, FHLB advances, other borrowings, and, to a lesser extent, sales of loans originated for sale and securities classified as available for sale. The Bank's primary uses of funds include loan originations, customer drawdowns on lines of credit and undisbursed construction loan commitments, loan purchases, customer withdrawals of deposits, interest paid on liabilities, and operating expenses. In the year 2000, the Bank intends to pursue additional sources of liquidity, including the capacity to purchase federal funds and an expansion in the number of counterparties with whom the Bank may conduct securities sold under agreements to repurchase transactions.

         The Bank pledges excess collateral to the FHLB in order to have ready access to additional liquidity. At December 31, 1999, the Bank maintained untapped borrowing capacity of approximately $106.8 million at the FHLB. In addition, at December 31, 1999, the Company owned a significant volume of unpledged loans and securities which could be used for either liquidation or secured borrowings in order to meet future liquidity requirements.

         From time to time, depending upon its asset and liability strategy, the Company converts a portion of its residential whole loans into mortgage backed securities. These conversions provide increased liquidity because the mortgage backed securities are typically more readily marketable than the underlying loans and because they can more effectively be used as collateral for borrowings. During 1998, the Company converted approximately $48.4 million of its fixed rate residential loans into mortgage backed securities. The Company did not securitize any portion of its residential mortgages during 1999.

         During recent years, the Company's surplus liquidity position has declined in conjunction with a rise in the Company's ratio of loans to deposits. This ratio increased from 81.2% at December 31, 1998 to 98.2% at December 31, 1999, as the Company experienced record loan originations during 1999. During 2000, the Bank intends to pursue the acquisition of short term, unsecured lines of credit from correspondent financial institutions as another source of liquidity. In addition, the Bank also plans on altering the mix within its security portfolio in order to generate enhanced borrowing capacity. No assurance, however, can be provided that the Bank will be successful in these objectives.

         MBBC, as a company separate from the Bank, must provide for its own liquidity. Substantially all of MBBC's cash inflows are obtained from principal and interest payments on loans, interest on its security and cash equivalent positions, repayment of the funds advanced for the ESOP, and dividends declared and paid by the Bank. There are statutory and regulatory provisions that limit the ability of the Bank to pay dividends to MBBC. As of December 31, 1999, MBBC did not have any commitments for capital expenditures or to fund loans. As discussed under "Item 1. Business - Capital Requirements And Capital Categories", the Bank was informed by the OTS during the first quarter of 2000 that it would be required to maintain its regulatory capital ratios at levels equal to or above those reported at December 31, 1999. This additional regulatory capital requirement may limit the Bank's ability to pay dividends to MBBC until the requirement is terminated by the OTS.

         Throughout 1999, the Bank maintained a regulatory liquidity ratio in excess of that required by the OTS. The Bank's strategy generally is to maintain its liquidity ratio slightly above the required minimum in order to maximize its yield on alternative investments. At December 31, 1999, the Company maintained $6.8 million in commitments to fund loans. The Company anticipates that it will have sufficient funds available to meet these commitments, not all of which will necessarily be drawn upon.


Capital Resources

         The Bank's position as a "well capitalized" financial institution under the PCA regulatory framework is further enhanced by the financial resources present at the MBBC holding company level. At December 31, 1999, the consolidated GAAP capital position of the Bank was $34.0 million, while the consolidated GAAP capital position of the Company was $40.8 million. Note 14 to the Consolidated Financial Statements provides additional information concerning the Bank's regulatory capital position, including amounts by which the Bank exceeds minimum and "well capitalized" thresholds for regulatory capital.

         Management believes the Bank's regulatory capital position in 2000 will continue to benefit from three key factors:

o    the continued amortization of intangible assets

o    the continued amortization of deferred stock compensation

o    the Bank's earnings for the year

         The potential continued increase in the size of the loan portfolio, combined with the ongoing planned shift in mix toward construction and commercial and industrial real estate lending, may result in the Bank's having higher levels of risk weighted assets during 2000, thereby possibly offsetting some of the effect of the above three factors upon regulatory capital ratios incorporating risk weighted assets.

         During the first quarter of 2000, the Bank received a letter from the OTS mandating that the Bank not permit its regulatory capital ratios to decline below the levels existing at December 31, 1999 (see "Item 1. Business - Credit Quality - Special Residential Loan Pool" and Note 14 to the Consolidated Financial Statements). Management does not foresee any significant problem with this request given the favorable impact of the aforementioned three factors upon the Bank's regulatory capital.

         The Company has conducted share repurchases since 1995. Through December 31, 1999, the Company had repurchased 1,069,448 shares of its common stock, leaving 3,422,637 shares then outstanding. During the first quarter of 2000, the Company purchased an additional 120,000 shares in the open market under its most recently announced share repurchase plan. While these share repurchases contributed to a reduction in shareholders' equity from $41.1 million at December 31, 1998 to $40.8 million at December 31, 1999, they provided a beneficial impact upon earnings per share.

         The Company paid dividends of $0.15 per share in 1999 and $0.12 per share in 1998. The board of directors periodically reviews the level of the Company's dividends, and has historically declared such semi-annually in order to constrain operating costs. The ability of MBBC to fund additional share repurchases and to pay dividends in 2000 will depend, in part, upon the performance of the holding company's loan portfolio and the amount of dividends, if any, that might be received from the Bank. As previously discussed, due to additional regulatory capital requirement imposed upon the Bank by the OTS during the first quarter of 2000, the Bank's ability to pay dividends to MBBC may be limited until the additional requirement is terminated by the OTS.


Year 2000 Issue

         The Year 2000 Issue concerned the potential impact of historic computer software code that only utilizes two digits to represent the calendar year (e.g. "99" for "1999"). Software so developed, and not corrected, could produce inaccurate or unpredictable results commencing on January 1, 2000, when current and future dates present a lower two digit year number than dates in the prior century.

         The Company experienced no material adverse consequences as a result of the Year 2000 Issue, either in early January, 2000 or on February 29, 2000 (special leap year date). None of the key vendors or suppliers to the Company reported significant problems related to the Year 2000 Issue. Through early March, 2000, the Company was not aware of any customers with significant borrowings or deposits that experienced material difficulties arising from the Year 2000 Issue.

         The Company maintained various contingency plans related to the Year 2000 Issue. However, none of these plans was activated due to the lack of problems.

         As of December 31, 1999, the Company had incurred (cumulatively) approximately $36,000 in costs related to the Year 2000 Issue, of which $26,000 were recorded in 1999. These costs, which included software diagnostic tools and consulting services, were expensed as incurred. These costs did not include the value of the time allocated by Company employees to Year 2000 Issue related work. These costs also did not include expenditures for capital investments made in the normal course of the Company's business (e.g. new personal computers) that, by nature, provided benefits related to the Year 2000 Issue. The Company's Year 2000 Issue costs were moderated by the fact that the Company outsources most of its data and item processing, and therefore did not have extensive internally developed or maintained software to address. The Company does not anticipate incurring additional expenses associated with the Year 2000 Issue in future periods.

         Certain technology projects, most prominent of which is an Internet Banking Product, were deferred as a result of the Company's Year 2000 compliance efforts and concerns about potential resource requirements to deal with various contingencies related to possible third party or customer problems. However, these deferrals did not have a material adverse effect upon the Company's financial condition or results of operations. The Company anticipates introducing its Internet Banking Product in 2000, utilizing software developed and maintained by a third party firm.


Impact of Inflation And Changing Prices

         The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with generally accepted accounting principles ("GAAP"), which requires the measurement of most financial positions and operating results in terms of historical dollar amounts without considering the changes in the relative purchasing power of money over time due to inflation. Unlike industrial companies, the Company's assets and liabilities are nearly all monetary in nature. Consequently, relative and absolute levels of interest rates present a greater impact on the Company's performance and condition than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services. The Company's operating costs, however, are subject to the impact of inflation, particularly in the case of salaries and benefits costs, which typically constitute almost one-half of the Company's total general & administrative expenses. During 1999, relatively low unemployment rates contributed to increased salary and benefits costs, especially as the Company sought to continue expanding its loan production while also attracting experienced financial services industry employees to facilitate and accelerate its strategic transformation into a community based financial services firm.


Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other securities or contracts, and hedging activities. As originally issued, SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In July, 1999, the FASB issued SFAS No. 137, Accounting For Derivative Instruments And Hedging Activities - Deferral Of The Effective Date Of FASB Statement No. 133. In general, SFAS No. 137 delays for one year the effective date of SFAS No. 133. The Company anticipates adopting SFAS No. 133 effective January 1, 2001. Because the Company did not maintain any derivatives at December 31, 1999, the impact of the adoption of SFAS No. 133 is not expected to be material.

         On January 1, 1999 the Company adopted SFAS No. 134, Accounting For Mortgage Backed Securities Retained After The Securitization Of Mortgage Loans Held For Sale By A Mortgage Banking Enterprise. This Statement conforms the subsequent accounting for securities retained after the securitization of mortgage loans with the subsequent accounting for securities retained after the securitization of other types of assets. The primary impact upon the Company is to permit securities resulting from the securitization of mortgage loans held for sale to be classified based upon the ability and intent of the Company, in a manner consistent with SFAS No. 115, Accounting For Certain Investments In Debt And Equity Securities. The adoption of SFAS No. 134 did not have a material impact upon the Company's financial condition or results of operations.

Item 7a.  Quantitative And Qualitative Disclosure Of Market Risk.

                  The results of operations for financial institutions such as the Company may be materially and adversely affected by changes in prevailing economic conditions, including rapid changes in interest rates, declines in real estate market values, and the monetary and fiscal policies of the federal government. Interest rate risk ("IRR") and credit risk typically constitute the two greatest sources of financial exposure for banks and thrifts. For a discussion of the Company's credit risk, please see "Item 7. Management's
Discussion And Analysis Of Financial Condition And Results Of Operations - Provision For Loan Losses". The Company utilizes no derivatives to mitigate either its credit risk or its IRR, instead relying on loan review and adequate loan loss reserves in the case of credit risk and portfolio management techniques in the case of IRR. The Company is not significantly exposed to foreign currency exchange rate risk, commodity price risk, or other market risks other than interest rate risk.

         IRR represents the impact that changes in absolute and relative levels of general market interest rates might have upon the Company's net interest income, results of operations, and theoretical liquidation value, also called net portfolio value ("NPV"). Interest rate changes impact earnings and NPV in many ways, including effects upon the yields generated by variable rate assets, the cost of deposits and other sources of funds, the exercise of options embedded in various financial instruments, and customer demand for and market supply of different financial assets, liabilities, and positions.

         In order to manage IRR, the Company has established an Asset / Liability Management Committee ("ALCO"), which includes representatives from senior management and the board of directors. ALCO is responsible for managing the Company's financial assets and liabilities in a manner which balances profitability, IRR, and various other risks (e.g. liquidity). ALCO operates under policies and within risk limits prescribed by and regularly reviewed and approved by the board of directors.

         The primary objective of the Company's IRR management program is to maximize net interest income while controlling IRR exposure to within prudent levels. Financial institutions are subject to IRR whenever assets and liabilities mature or reprice at different times (repricing, or gap, risk), based upon different capital markets indices (basis risk), for different terms (yield curve risk), or are subject to various embedded options, such as the right of mortgage borrowers to refinance their loans when general market interest rates decline. Companies with high concentrations of real estate lending, such as the Company, are significantly impacted by prepayment rates on loans, as such prepayments generally return investable funds to the Company at a time of relatively lower prevailing general market interest rates.

         Decisions to control or accept IRR are analyzed with consideration of the probable occurrence of future interest rate changes. Stated another way, IRR management encompasses the evaluation of the likely additional return associated with an incremental change in the IRR profile of the Company. For example, having liabilities that mature or reprice faster than assets can be beneficial when interest rates decline, but may be detrimental when interest rates rise. Assessment of potential changes in market interest rates and the relative financial impact to earnings and NPV is used by the Company to help quantify and manage IRR. As with credit risk, the complete elimination of IRR would curtail the Company's profitability, as the Company generates a return, in part, through effective risk management.

         The Company monitors its interest rate risk using various analytical methods that include participation in the OTS net portfolio value interest rate risk modeling, third party simulation modeling of the Company's balance sheet, and other analyses and management reports. The Company's exposure to IRR as of December 31, 1999 was within the limits established by the board of directors.

         A common, if analytically limited, measure of financial institution IRR is the institution's "static gap". Static gap is the difference between the amount of assets and liabilities (adjusted by off balance sheet positions, if any) which are expected to mature or reprice within a specified period. A static gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities in a given time period or cumulatively through that time period. The converse is true for a negative static gap.

         The following table presents the maturity and rate sensitivity of interest-earning assets and interest-bearing liabilities as of December 31, 1999. The "repricing gap" figures in the table reflect the estimated difference between the amount of interest-earning assets and interest-bearing liabilities that are contractually scheduled to mature or reprice (whichever occurs first) during future periods.

                                                                  At December 31, 1999
                                  -------------------------------------------------------------------------------------
                                                More Than   More Than   More Than                     Non-
                                    3 Months     3 Months      1 Year     3 Years         Over    Interest
                                     Or Less    To 1 Year  To 3 Years  To 5 Years      5 Years     Bearing       Total
                                     -------    ---------  ----------  ----------      -------     -------       -----
                                                                   (Dollars In Thousands)
Assets
------
Interest earning cash
  equivalents                       $  1,103      $    --     $    --     $    --      $    --     $    --    $  1,103
Investment securities                 11,463           --          --          --           --          --      11,463
Mortgage backed securities                60           --          --          --       57,716          --      57,776
Loans receivable, net of LIP         153,116       81,166      33,454      61,905       34,694          --     364,335
FHLB stock                             3,213           --          --          --           --          --       3,213
                                   ---------     --------    --------    --------     --------    --------    --------
Gross interest-earning assets        168,955       81,166      33,454      61,905       92,410          --     437,890

Less:
Unamortized yield adjustments             --           --          --          --           --        (147)       (147)
Allowance for loan losses                 --           --          --          --           --      (3,502)     (3,502)
                                   ---------     --------    --------    --------     --------    --------    --------
Interest-earning assets              168,955       81,166      33,454      61,905       92,410      (3,649)    434,241
Non-interest-earning assets               --           --          --          --           --      28,586      28,586
                                   ---------     --------    --------    --------     --------    --------    --------
Total assets                       $ 168,955     $ 81,166    $ 33,454    $ 61,905     $ 92,410    $ 24,937    $462,827
                                   =========     ========    ========    ========     ========    ========    ========

Liabilities and Equity

NOW accounts                        $ 31,385      $    --     $    --     $    --      $    --     $    --    $ 31,385
Savings accounts                      15,312           --          --          --           --          --      15,312
Money market accounts                 81,245           --          --          --           --          --      81,245
Certificates of deposit               60,798      122,534      36,156       2,656           --          --     222,144
                                   ---------     --------    --------    --------     --------    --------    --------
Total interest-bearing deposits      188,740      122,534      36,156       2,656           --          --     350,086
FHLB advances                         17,000           --          --      25,282        7,300          --      49,582
Other borrowings                       2,410           --          --          --           --          --       2,410
                                   ---------     --------    --------    --------     --------    --------    --------
Total interest bearing
   liabilities                       208,150      122,534      36,156      27,938        7,300          --     402,078

Non-interest bearing liabilities          --           --          --          --           --      19,946      19,946
Shareholders' equity                      --           --          --          --           --      40,803      40,803
                                   ---------     --------    --------    --------     --------    --------    --------
Total liabilities and equity        $208,150     $122,534    $ 36,156    $ 27,938     $  7,300    $ 60,749    $462,827
                                    ========     ========    ========    ========     ========    ========    ========

Periodic repricing gap               (39,195)     (41,368)     (2,702)     33,967       85,110
Cumulative repricing gap             (39,195)     (80,563)    (83,265)    (49,298)      35,182

Periodic repricing gap as a %
     of interest earning assets        (9.0%)       (9.6%)      (0.6%)       7.8%        19.6%

Cumulative repricing gap as a
     % of interest earning assets      (9.0%)      (18.6%)     (19.2%)     (11.4%)        8.2%

Cumulative net interest-earning
     assets as a % of cumulative
     interest-bearing liabilities      81.2%        75.6%       77.3%       87.5%       108.9%

         As presented in the prior table, at December 31, 1999, the Company's cumulative one year and three year static gaps, based upon contractual repricing and maturities (i.e. ignoring prepayments and other non-contractual factors) were (18.6%) and (19.2%), respectively, of total interest earning assets. These figures suggest that net interest income would increase if general market interest rates were to decline (and vice-versa) , reflecting a "net liability sensitive" position.

         However, static gap analysis such as that presented above fails to capture material components of IRR, and therefore provides only a limited, point in time view of the Company's IRR exposure. The assumptions and factors which are by definition excluded from static gap analysis prepared on a contractual basis encompass:

o   prepayments on assets

o how rate movements and the shape of the Treasury curve, or the LIBOR swap curve, affect borrower behavior

o that all loans and deposits repricing at a given time will not adjust to the same degree or by the same magnitude

o that the nature of rate changes for assets and liabilities in the over one-year category have a greater long term economic impact than those for shorter term assets and liabilities

o   transaction  deposit  accounts  (significant  to the  Company)  do not  have scheduled repricing dates or contractual maturities, and therefore may respond to interest rate changes differently than other financial instruments

o potential Company strategic and operating responses to changes in absolute and relative interest rate levels

o   the financial impact of options embedded in various financial instruments

     Another measure of IRR, required to be performed by insured depository institutions regulated by the OTS, is a procedure specified by Thrift Bulletin 13a, "Interest Rate Risk Management". This test measures the impact upon NPV of an immediate and sustained change in interest rates in 100 basis point increments. The following table presents the estimated impacts of such changes in interest rates upon the Company as of December 31, 1999, calculated in compliance with Thrift Bulletin 13a. However, the results from any cash flow simulation model are dependent upon a lengthy series of assumptions about current and future economic, behavioral, and financial conditions, including many factors over which the Company has no control. These assumptions include, but are not limited to, prepayment rates on various asset portfolios and decay rates on core deposits, including savings, checking, and money market accounts. Because of the uncertainty regarding the accuracy of assumptions utilized and because such an analytical technique does not contemplate any actions the Company might undertake in response to changes in interest rates, no assurance can be provided that the valuations presented in the following table are representative of what might actually be obtainable. In addition, the following figures are by definition not indicative of the Company's economic value as a going concern or of the Company's market value.

                                                                       Projected Change In
                                                    ------------------------------------------------------
Change In Interest Rates (In Basis Points)             NPV                   Dollars               Percent
------------------------------------------             ---                   -------               -------
(Dollars In Thousands)

+300                                                $ 39,397              $  (13,851)              (26.0%)
+200                                                  44,683                  (8,565)              (16.1%)
+100                                                  49,718                  (3,530)               (6.6%)

Base scenario                                         53,248                      --                   --

-100                                                  55,450                   2,202                 4.1%
-200                                                  55,552                   2,304                 4.3%
-300                                                  55,730                   2,482                 4.7%

         The above table results show that the Company's liquidation value is significantly more sensitive under rising interest rates versus falling interest rates. Under rising interest rates, the Company's assets experience a lengthening of duration relative to the liability side, resulting in a reduction of NPV. This occurs due to the slower prepayment behavior (under rising rates) the analysis assumed on mortgage related assets, in conjunction with embedded options such as periodic and lifetime rate adjustment caps on adjustable rate loans, all of which work to constrain aggregate asset repricing (relative to liabilities) and reduce NPV. Such results are directionally consistent with the static gap analysis presented above.

         Under falling interest rates, the table results show NPV to have limited sensitivity, indicating a relatively well-matched balance sheet under falling rate scenarios. This occurs mainly due to the faster prepayment behavior (under falling rates) the analysis assumes on mortgage related assets, which works to accelerate asset repricing (shorten asset duration) to levels matched by liabilities, causing NPV sensitivity to remain relatively stable under falling interest rate scenarios.

         A technical term for balance sheets which exhibit this IRR profile is "negatively convex", a description typical of balance sheets containing a significant percentage of assets related to residential mortgages (in whole loan or security form). Negatively convex means that that the balance sheet may suffer comparatively large reductions in NPV when interest rates rise, offset with relatively small increases in NPV when interest rates fall. In capital markets, the asymmetric nature of this relationship is typically compensated for with higher rates of return in the current or "base case" scenario.

         A significant portion of the Company's total IRR exposure at December 31, 1999 was concentrated in two asset portfolios: mortgage backed securities and long term, fixed rate residential mortgages held for investment. Over the past year, the Company's IRR exposure has been reduced through a combination of several strategies, including:

o increasing core deposits, particularly checking accounts, as a means of increasing the weighted average duration of the Company's funding

o originating and retaining variable-rate loans, including those tied to relatively responsive capital markets indices such as the 1 Year CMT and the Wall Street Journal Prime Rate

o selling fixed-rate mortgage-backed securities from the available for sale portfolio to fund loan growth

o selling the new production of fixed rate, residential mortgages into the secondary market

o continuing to diversify the loan portfolio away from its historic concentration in residential mortgages towards increased construction and commercial real estate lending, which typically generates more interest sensitive, and higher yielding, assets

     Despite the Company's IRR management program and the initiatives detailed above, due to the multiple factors which influence the Company's exposure to IRR, many of which are beyond the control of the Company, there can be no assurance that the Company's earnings or economic value will be maintained in future periods, nor that the Company will be successful in continuing to reduce its IRR exposure.

Item 8.  Financial Statements And Supplementary Data.

                   Index To Consolidated Financial Statements

                                                                                                       Page(s)
                                                                                                       -------
Independent Auditors' Report                                                                              71

Consolidated Statements Of Financial Condition As Of December 31, 1999 and 1998 (Restated)                72

Consolidated Statements Of Operations For The Years Ended
     December 31, 1999, 1998 (Restated), and 1997 (Restated)                                              73

Consolidated Statements Of Changes In Stockholders' Equity For The Years Ended                          74 - 76
     December 31, 1999, 1998 (Restated), and 1997 (Restated)

Consolidated Statements Of Cash Flows For The Years Ended
     December 31, 1999, 1998, and 1997                                                                  77 - 78

Notes To Consolidated Financial Statements                                                              79 - 115

INDEPENDENT AUDITORS' REPORT


The Board of Directors
Monterey Bay Bancorp, Inc.
Watsonville, California


We have audited the accompanying consolidated statements of financial condition of Monterey Bay Bancorp, Inc. and subsidiary (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Monterey Bay Bancorp, Inc. and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows, for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

As discussed in Note 24, the accompanying 1998 and 1997 financial statements have been restated.




/s/ Deloitte & Touche LLP
San Francisco, California
February 11, 2000 (March 6, 2000 as to Note 14)

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 1999 AND 1998
(Dollars In Thousands, Except Per Share Amounts)
-------------------------------------------------------------------------------------------------------------------
                                                                                             December 31,
                                                                                 ----------------------------------
ASSETS                                                                                   1999                1998
                                                                                         ----                ----
                                                                                                    (As Restated,
                                                                                                         see Note
                                                                                                              24)

Cash and cash equivalents (Note 2)                                                   $ 12,833            $ 16,951
Securities available for sale, at estimated fair value:
     Investment securities (Note 3)                                                    11,463              19,410
     Mortgage backed securities (Note 4)                                               57,716              98,006
Securities held to maturity, at amortized cost:
     Mortgage backed securities (Note 4)                                                   60                  97
Loans held for sale                                                                        --               2,177
Loans receivable held for investment (net of allowances for loan losses of
     $3,502 at December 31, 1999 and $2,780 at December 31, 1998) (Note 5)            360,686             298,775
Investment in capital stock of the Federal Home Loan Bank, at cost (Note 8)             3,213               3,039
Accrued interest receivable (Note 6)                                                    2,688               2,537
Premises and equipment, net (Note 9)                                                    7,042               6,316
Core deposit premiums and other intangible assets, net                                  2,918               3,630
Real estate acquired via foreclosure, net (Note 7)                                         96                 281
Other assets                                                                            4,112               2,827
                                                                                     --------            --------
TOTAL ASSETS                                                                         $462,827            $454,046
                                                                                     ========            ========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits (Note 10)                                                                   $367,402            $370,677
Advances from the Federal Home Loan Bank (Note 11)                                     49,582              35,182
Securities sold under agreements to repurchase (Note 12)                                2,410               4,490
Accounts payable and other liabilities                                                  2,630               2,581
                                                                                     --------            --------
     Total liabilities                                                                422,024             412,930
                                                                                     --------            --------
Commitments and contingencies (Note 15)

STOCKHOLDERS' EQUITY (Notes 14 and 18)

Preferred stock, $0.01 par value, 2,000,000 authorized; none issued)

Common stock, $0.01 par value, 9,000,000 shares authorized;
     4,492,085 issued at December 31, 1999 and December 31, 1998;
     3,422,637 outstanding at December 31, 1999 and
     3,505,355 outstanding at December 31, 1998                                            45                  45
Additional paid-in capital                                                             28,237              27,826
Retained earnings, substantially restricted                                            30,473              27,702
Unallocated ESOP shares                                                                (1,150)             (1,380)
Treasury shares designated for compensation plans, at cost
     (126,330 shares at December 31, 1999 and 98,904 shares
     at December 31, 1998)                                                             (1,376)               (951)
Treasury stock, at cost (1,069,448 shares at December 31, 1999 and
     986,730 shares at December 31, 1998)                                             (14,257)            (12,920)
Accumulated other comprehensive income, net of taxes (Note 17)                         (1,169)                794
                                                                                     --------            --------
     Total stockholders' equity                                                        40,803              41,116
                                                                                     --------            --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $462,827            $454,046
                                                                                     ========            ========

See Notes to Consolidated Financial Statements

                                                                    72

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(Dollars In Thousands, Except Per Share Amounts)
----------------------------------------------------------------------------------------------------
                                                                            Year Ended December 31,
                                                                         ---------------------------
INTEREST AND DIVIDEND INCOME:                                              1999      1998      1997
                                                                           ----      ----      ----
   Loans receivable                                                      $27,218   $20,882   $19,804
   Mortgage backed securities                                              4,884     6,911     6,510
   Investment securities                                                   1,315     3,363     3,118
                                                                         -------   -------   -------
         Total interest income                                            33,417    30,911    29,677
                                                                         -------   -------   -------
INTEREST EXPENSE:
   Deposit accounts                                                       15,130    16,628    15,527
   FHLB advances and other borrowings                                      2,258     1,960     2,886
                                                                         -------   -------   -------
         Total interest expense                                           17,388    18,588    18,413
                                                                         -------   -------   -------
NET INTEREST INCOME BEFORE PROVISION
     FOR ESTIMATED LOAN LOSSES                                            16,029    12,323    11,264

PROVISION FOR ESTIMATED LOAN LOSSES                                          835       692       375
                                                                         -------   -------   -------
NET INTEREST INCOME AFTER PROVISION
     FOR ESTIMATED LOAN LOSSES                                            15,194    11,631    10,889
                                                                         -------   -------   -------
NON-INTEREST INCOME:
   Gains on sale of mortgage backed securities
      and investment securities, net                                         496       283       213
   Commissions from sales of noninsured products                             626       537       355
   Customer service charges                                                1,032       824       642
   Income from loan servicing                                                 84       227       229
   Other income                                                              267       306       175
                                                                         -------   -------   -------
         Total                                                             2,505     2,177     1,614
                                                                         -------   -------   -------
GENERAL AND ADMINISTRATIVE EXPENSE:
   Compensation and employee benefits                                      5,648     5,310     4,358
   Occupancy and equipment                                                 1,173     1,112     1,070
   Deposit insurance premiums                                                164       139       233
   Data processing fees                                                      990       833       685
   Legal and accounting expenses                                             423       523       421
   Supplies, postage, telephone, and office expenses                         601       561       490
   Advertising and promotion                                                 310       359       257
   Amortization of intangible assets                                         712       695       839
   Other expenses                                                          1,866     1,612     1,154
                                                                         -------   -------   -------
         Total                                                            11,887    11,144     9,507
                                                                         -------   -------   -------
INCOME BEFORE INCOME TAX EXPENSE                                           5,812     2,664     2,996

INCOME TAX EXPENSE (Note 13)                                               2,511     1,228     1,230
                                                                         -------   -------   -------

NET INCOME                                                               $ 3,301   $ 1,436   $ 1,766
                                                                         =======   =======   =======
EARNINGS PER SHARE (Note 16) (1998 and 1997 As Restated, see Note 24):

     BASIC EARNINGS PER SHARE                                            $  1.02   $  0.41   $  0.49
                                                                         =======   =======   =======
     DILUTED EARNINGS PER SHARE                                          $  0.99   $  0.39   $  0.47
                                                                         =======   =======   =======

See Notes to Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (1998 and 1997 As Restated, see Note 24)
(Dollars And Shares In Thousands)
------------------------------------------------------------------------------------------------------------------------
                                                                                     Shares
                                                                                     Desig-
                                                                                      nated             Accum-
                                                                                        For             ulated
                                                         Addi-              Unal-      Com-              Other
                                      Common Stock      tional       Re-  located      pen-            Compre-
                                     ---------------   Paid-In    tained     ESOP    sation  Treasury  hensive
                                     Shares   Amount   Capital  Earnings   Shares     Plans    Stoc     Income     Total
                                     ------   ------   -------  --------   ------   -------   -------   ------  --------
Balance At December 31, 1996          4,054      $45  $ 27,106  $ 25,320  $(1,840)  $(1,488)  $(4,374)   $(497) $ 44,272

Purchase of treasury stock             (28)                                                      (376)              (376)

Options exercised using treasury         11                 12                                    108                120
   stock

Dividends paid ($0.09 per share)                                    (357)                                           (357)

Amortization of stock
     compensation                                          229                230       278                          737

Comprehensive income:
     Net income                                                    1,766                                           1,766

     Other comprehensive income:
          Change in net
          unrealized gain
          on securities
          available for
          sale, net of taxes of $540                                                                       760       760

     Reclassification adjustment for
          Gains on securities available
          for sale included
          in income,
          net of taxes of $(89)                                                                           (125)     (125)
                                                                                                                    -----
     Other comprehensive income, net                                                                                 635
                                                                                                                     ---
Total comprehensive income                                                                                         2,401
                                      -----      ---  --------  --------  -------   -------   -------     ----  --------
Balance at December 31, 1997          4,037      $45  $ 27,347  $ 26,729  $(1,610)  $(1,210)  $(4,642)    $138  $ 46,797
                                      -----      ---  --------  --------  -------   -------   -------     ----  --------

See Notes to Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED  STATEMENTS OF CHANGES IN STOCKHOLDERS'  EQUITY  (Continued)  YEARS
ENDED DECEMBER 31, 1999, 1998 AND 1997 (1998 and 1997 As Restated, see Note 24)
(Dollars And Shares In Thousands)
------------------------------------------------------------------------------------------------------------------------
                                                                                     Shares
                                                                                     Desig-
                                                                                      nated             Accum-
                                                                                        For             ulated
                                                         Addi-              Unal-      Com-              Other
                                      Common Stock      tional       Re-  located      pen-            Compre-
                                      ------------     Paid-In    tained     ESOP    sation  Treasury  hensive
                                     Shares   Amount   Capital  Earnings   Shares     Plans     Stock   Income     Total
                                     ------   ------  --------  --------  -------   -------   -------   ------  --------
Balance At December 31, 1997          4,037    $45    $ 27,347  $ 26,729  $(1,610)  $(1,210)  $(4,642)   $138   $ 46,797

Purchase of treasury stock             (567)                                                   (8,624)            (8,624)

Options exercised using treasury         35                 50                                    346                396
     stock

Dividends paid ($0.12 per share)                                    (463)                                           (463)

Amortization of stock
     compensation                                          429                230       259                          918

Comprehensive income:
     Net income                                                    1,436                                           1,436

     Other comprehensive income:
       Change in net
          unrealized gain
          on securities
          available for
          sale, net of taxes of $583                                                                       822       822

       Reclassification
          adjustment for
          Gains on
          securities available
          for sale included
          in income,
          net of taxes of $(118)                                                                          (166)     (166)
                                                                                                                   -----
     Other comprehensive income, net                                                                                 656
                                                                                                                     ---
Total comprehensive income                                                                                         2,092
                                                                                                                   -----
                                      -----      ---  --------  --------  -------     -----  --------     ----  --------
Balance at December 31, 1998          3,505      $45  $ 27,826  $ 27,702  $(1,380)    $(951) $(12,920)    $794  $ 41,116
                                      -----      ---  --------  --------  -------     -----  --------     ----  --------

See Notes to Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED  STATEMENTS OF CHANGES IN STOCKHOLDERS'  EQUITY  (Continued)  YEARS
ENDED DECEMBER 31, 1999, 1998 AND 1997 (1998 and 1997 As Restated, see Note 24)
(Dollars And Shares In Thousands)
-------------------------------------------------------------------------------------------------------------------
                                                                                     Shares
                                                                                     Desig-
                                                                                      nated             Accum-
                                                                                        For             ulated
                                                         Addi-              Unal-      Com-              Other
                                      Common Stock      tional       Re-  located      pen-            Compre-
                                      ------------     Paid-In    tained     ESOP    sation  Treasury  hensive
                                     Shares   Amount   Capital  Earnings   Shares     Plans     Stock   Income    Total
                                     ------   ------  --------  --------  -------     -----  --------   ------  --------
Balance At December 31, 1998          3,505      $45  $ 27,826  $ 27,702  $(1,380)    $(951) $(12,920)    $794  $ 41,116

Purchase of treasury stock             (116)                                                   (1,668)            (1,668)

Options exercised using treasury         34                 60                                    331                391
     stock

Dividends paid ($0.15 per share)                                    (530)                                           (530)

Amortization of stock
     compensation                                          351                230       257                          838

Purchase of stock for stock
     compensation plans                                                                (682)                        (682)

Comprehensive income:
     Net income                                                    3,301                                           3,301

     Other comprehensive income:
          Change in net
          unrealized gain
          on securities
          available for
          sale, net of taxes of $(1,168)                                                                (1,671)   (1,671)

    Reclassification
          adjustment for
          Gains on securities
          available
          for sale included
          in income,
          net of taxes of $(204)                                                                          (292)     (292)
                                                                                                                    -----
     Other comprehensive income, net                                                                              (1,963)
                                                                                                                  -------
Total comprehensive income                                                                                         1,338
                                                                                                                   -----
                                      -----      ---  --------  --------  -------  --------  --------  -------  --------
Balance at December 31, 1999          3,423      $45  $ 28,237  $ 30,473  $(1,150) $ (1,376) $(14,257) $(1,169) $ 40,803
                                      =====      ===  ========  ========  =======  ========  ========  =======  ========

See Notes to Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(Dollars In Thousands)
-------------------------------------------------------------------------------------------------------------------
                                                                                       Year Ended December 31,
                                                                                 -----------------------------------
                                                                                    1999         1998          1997
                                                                                    ----         ----          ----
OPERATING ACTIVITIES:

Net income                                                                       $ 3,301      $ 1,436       $ 1,766

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization of premises and equipment                              472          456           440
Amortization of intangible assets                                                    712          695           839
Amortization of purchase premiums, net of accretion of discounts                     516          953           573
Amortization of deferred loans fees                                                 (293)        (233)         (243)
Provision for loan losses                                                            835          692           375
Provision for real estate losses                                                      12           --            --
Federal Home Loan Bank stock dividends                                              (174)        (202)         (242)
Gross ESOP expense before dividends received on unallocated shares                   486          555           495
Compensation expense associated with stock compensation plans                        297          326           314
Gain on sale of investment and mortgage-backed securities                           (496)        (284)         (214)
Gain on sale of real estate acquired via foreclosure                                 (18)         (12)           --
Loss (gain) on sale of fixed assets                                                    2          (23)            4
Origination of loans held for sale                                                (6,693)     (15,886)       (3,405)
Proceeds from sales of loans held for sale                                         8,869       14,223         3,020
Deferred income taxes                                                               (743)        (279)         (692)
(Increase) decrease in accrued interest receivable                                  (151)        (197)          217
(Increase) decrease in other assets                                               (1,285)       1,380        (2,051)
Increase in accounts payable and other liabilities                                    49          459            71
Other, net                                                                         1,526       (2,397)         (181)
                                                                                 -------      -------       -------
     Net cash provided by operating activities                                     7,224        1,662         1,086
                                                                                 -------      -------       -------
INVESTING ACTIVITIES:

Net increase in loans held for investment                                        (61,911)     (35,025)      (30,544)
Purchases of investment securities available for sale                                 (7)     (34,643)      (21,249)
Proceeds from maturities of investment securities                                     --       26,344        31,559
Proceeds from sales of investment securities available for sale                    8,005       29,976            --
Purchases of mortgage backed securities available for sale                            --     (102,981)       (6,900)
Principal repayments on mortgage backed securities available for sale             19,645       27,913        14,989
Proceeds from sales of mortgage backed securities available for sale              17,643       48,036        38,613
Redemptions (purchases) of FHLB stock, net                                            --          545         1,900
Purchases of premises and equipment                                               (1,200)      (2,352)         (374)
Proceeds from the sale of premises and equipment                                      --          419            --
                                                                                 -------      -------       -------
     Net cash (used in) provided by investing activities                         (17,825)     (41,768)       27,994
                                                                                 -------      -------       -------

See Notes to Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(Dollars In Thousands)
-------------------------------------------------------------------------------------------------------------------
                                                                                       Year Ended December 31,
                                                                                 -----------------------------------
                                                                                   1999         1998          1997
                                                                                   ----         ----          ----
FINANCING ACTIVITIES:

Net (decrease) increase in deposits                                               (3,275)      50,118         2,414
Proceeds (repayments) of FHLB advances, net                                       14,400        2,900       (14,525)
Repayments of securities sold under agreements to repurchase, net                 (2,080)        (710)       (7,800)
Cash dividends paid to stockholders                                                 (530)        (463)         (357)
Purchases of treasury stock                                                       (1,668)      (8,624)         (376)
Sales of treasury stock                                                              318          322           100
Purchase of stock for stock compensation plans                                      (682)          --            --
                                                                                --------     --------      --------
     Net cash provided by (used in) financing activities                           6,483       43,543       (20,544)
                                                                                --------     --------      --------
NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS                                (4,118)       3,437         8,536

CASH & CASH EQUIVALENTS AT BEGINNING OF YEAR                                      16,951       13,514         4,978
                                                                                --------     --------      --------
CASH & CASH EQUIVALENTS AT END OF YEAR                                          $ 12,833     $ 16,951      $ 13,514
                                                                                ========     ========      ========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid during the period for:
     Interest on deposits and borrowings                                          17,380       18,957        18,601
     Income taxes                                                                  3,163        1,037         1,740

SUPPLEMENTAL DISCLOSURES OF NON CASH
INVESTING AND FINANCING ACTIVITIES

Loans transferred to held for investment, at market value                            171           --            69

Mortgage backed securities acquired in exchange for securitized
     loans, net of deferred fees                                                      --       47,703            --

Real estate acquired in settlement of loans                                          376          299           610

See Notes to Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999
--------------------------------------------------------------------------------


1.        BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization And Nature Of Operations

Monterey Bay Bancorp, Inc. ("MBBC") is a unitary savings and loan holding company incorporated in 1994 under the laws of the state of Delaware. MBBC was organized to function as the holding company for Monterey Bay Bank (the "Bank") in connection with the Bank's conversion from the mutual to the stock form of ownership. On February 14, 1995, MBBC issued and sold 4,492,085 shares of its common stock at an issuance price of $6.40 per share (figures adjusted for the July, 1998 stock split as detailed below) to complete the conversion. Net proceeds to the MBBC, including shares purchased by the employee stock ownership plan, were $27.1 million, after deduction of conversion expenses and underwriting fees of $1.6 million. MBBC used $13.5 million of the net proceeds to acquire all of the stock of the Bank. The Bank owns a subsidiary, Portola
Investment Corporation ("Portola"), which sells various non-FDIC insured investment products and provides trustee services to the Bank. MBBC, the Bank, and Portola are hereinafter collectively referred to as the "Company".

The  Company's  primary  business  is  providing   conveniently  located  branch
facilities to attract checking, money market, savings, and certificate of deposit accounts, and investing such deposits and other available funds in various types of loans, including real estate mortgages, business loans, construction loans, and consumer loans. The Company also provides a range of fee based services. The Bank's deposit gathering and lending markets are primarily concentrated in the communities surrounding its full service offices located in Santa Cruz, Northern Monterey, and Southern Santa Clara Counties, in California. At December 31, 1999, the Bank maintained eight full service branch offices.


Summary Of Significant Accounting Policies

Basis of Consolidation - The consolidated financial statements include the accounts of Monterey Bay Bancorp, Inc. and its wholly-owned subsidiary, Monterey Bay Bank, and the Bank's wholly-owned subsidiary, Portola Investment Corporation. All significant inter-company transactions and balances are eliminated in consolidation.

Financial Statement Presentation And Use Of Estimates - The financial statements have been prepared in accordance with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, and contingent assets and liabilities as of the balance sheet dates and revenues and expenses for the reporting years. Actual results could differ from those estimates.

Cash And Cash Equivalents - Cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold, securities purchased under agreements to resell, certificates of deposit, and United States Treasury securities with original maturities of 90 days or less.

Securities Available For Sale - Securities to be held for indefinite periods of time, including securities that management intends to use as part of its asset / liability management strategy that may be sold in response to changes in interest rates, loan prepayments, or other factors, are classified as available for sale as defined under Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"), Accounting for Certain Investments in Debt and Equity Securities. Securities available for sale are carried at estimated fair value. Gains or losses on the sale of securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using the interest method over the period to contractual maturity. Unrealized holding gains or losses, net of tax, for securities available for sale are reported as a component of other comprehensive income per SFAS No. 130, Reporting Comprehensive Income.

Any permanent decline in the fair value of individual securities held to maturity and securities available for sale below their cost would be recognized through a write down of the investment securities to their fair value by a charge to earnings as a realized loss.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999 (Continued)
--------------------------------------------------------------------------------


Securities Held To Maturity - Securities held to maturity are recorded at amortized cost, with any premium or discount recognized in interest income using the interest method over the period to contractual maturity. The Company has the ability and management has the positive intent to hold these securities to maturity. The Company designates securities as held to maturity or available for sale upon acquisition.

Mortgage Backed Securities - The Company's mortgage backed securities include collateralized mortgage obligations ("CMO's") issued by both federal Agencies and private entities ("private label CMO's"). Private label CMO's expose the Company to credit and liquidity risks not typically present in federal Agency issued securities. Because of these added risks, private label CMO's have historically paid a greater rate of interest than similar Agency CMO's, enhancing the yield of the Company's mortgage backed securities portfolio.

Loans Held For Sale - Loans originated and intended for sale in the secondary market are accounted for under SFAS No. 65, Accounting For Certain Mortgage Banking Activities, and SFAS No. 125, Accounting For Transfers And Servicing Of Financial Assets And Extinguishments Of Liabilities. Loans held for sale are carried at the lower of aggregate cost, including qualified loan origination costs and related fees, or estimated fair value, grouped by category. Unrealized losses by category are recognized via a charge against operations. Realized gains and losses on loans held for sale are accounted for under the specific identification method. Qualified loan origination fees and costs are retained and not amortized during the period the loans are held for sale. Transfers of loans held for sale to the held for investment portfolio are recorded at the lower of cost or estimated fair value on the transfer date.

Loans Receivable Held For Investment - Loans receivable held for investment are stated at unpaid principal balances less undisbursed loan funds for constructions loans, unearned discounts, deferred loan origination fees, and allowances for estimated loan losses, plus unamortized premiums (including purchase premiums) and qualified deferred loan origination costs. These loans are not adjusted to the lower of cost or market because it is management's intention, and the Company has the ability, to hold these loans to maturity.

Interest Income On Loans - Interest income on loans is accrued and credited to income as it is earned. However, interest is generally not accrued on loans over 90 days contractually delinquent. In addition, interest is not accrued on loans that are less than 90 days contractually delinquent, but where management has identified concern over future collection. Accrued interest income is reversed when a loan is placed on non-accrual status. Discounts, premiums, and net deferred loan origination fees are amortized into interest income over the contractual lives of the related loans using a procedure approximating the interest method, except when a loan is in non-accrual status. When a loan pays off or is sold, any unamortized balance of any related premiums, discounts, and qualified net deferred loan origination fees is recognized in income. Payments received on non-accrual loans are allocated between principal and interest based upon the terms of the underlying promissory note.

Sales Of Loans - The Company accounts for sales of loans in accordance with SFAS No. 125. Gains or losses resulting from sales of loans are recorded at the time of sale and are determined by the difference between (i) the net sales proceeds plus the estimated fair value of any interests retained in the loans, such as loan servicing rights, and (ii) the carrying value of the assets sold. The difference between the adjusted carrying value of the interests retained and the face amount of the interests retained is amortized to operations over the estimated remaining life of the associated loans using a method that approximates the interest method. The fair value of any interests retained is periodically evaluated, with any shortfall in estimated fair value versus carrying amount being charged against operations.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999 (Continued)
--------------------------------------------------------------------------------


Securitization Of Loans - Effective January 1, 1999, the Company adopted SFAS No. 134, Accounting For Mortgage-Backed Securities Retained After The Securitization Of Mortgage Loans Held for Sale By A Mortgage Banking Enterprise. SFAS No. 134 permits companies that hold mortgage loans for sale to classify mortgage-backed securities retained in a securitization of such loans as either held-to-maturity, available for sale, or trading based on the Company's capacity and management's intent, unless the Company has already committed to sell the security before or during the securitization process. This guidance is consistent with the treatment established for investments covered by SFAS 115, Accounting For Certain Investments In Debt And Equity Securities. The adoption of SFAS No. 134 did not have a material effect upon the Company.

Troubled Debt Restructured - A loan is considered "troubled debt restructured" when the Company provides the borrower certain concessions that it would not normally consider. The concessions are provided with the objective of maximizing the recovery of the Company's investment. Troubled debt restructured includes situations in which the Company accepts a note (secured or unsecured) from a third party in payment of its receivable from the borrower, other assets in payment of the loan, an equity interest in the borrower or its assets in lieu of the Company's receivable, or a modification of the terms of the debt including, but not limited to, (i) a reduction in the stated interest rate to below market rates, (ii) an extension of maturity at an interest rate or other terms below market, (iii) a reduction in the face amount of the debt, and / or (iv) a reduction in the accrued interest receivable.

Impaired Loans - The Company accounts for impaired loans in accordance with SFAS No. 114, Accounting By Creditors For Impairment Of A Loan, as amended by SFAS No. 118, Accounting By Creditors For Impairment Of A Loan - Income Recognition And Disclosures. SFAS No. 114 generally requires all creditors to account for impaired loans, except those loans that are accounted for at fair value or at the lower of cost or fair value, at the present value of the expected future cash flows discounted at the loan's effective interest rate at the date of initial impairment, or, as a practical expedient, at the loan's observable market  price  or  fair  value  of the  collateral  if the  loan  is  collateral dependent. SFAS No. 114 indicates that a creditor should evaluate the collectability of both contractual interest and contractual principal when assessing the need for a loss accrual.

The Company considers a loan to be impaired when it is deemed probable by management that the Company will be unable to collect all contractual interest and contractual principal payments in accordance with the terms of the original loan agreement. However, when determining whether a loan is impaired, management also considers the loan documentation, the current ratio of the loan's balance to collateral value, other sources of repayment, and the borrower's present financial position. In evaluating whether a loan is considered impaired, insignificant delays or shortfalls in payments, in the absence of other facts and circumstances, would not alone lead to the conclusion that a loan is impaired. The Company includes among impaired loans all loans that (i) are contractually delinquent 90 days or more, (ii) meet the definition of a troubled debt restructuring, (iii) are classified in part or in whole as either doubtful or loss, (iv) the Company has suspended accrual of interest, and (v) have a specific loss allowance applied to adjust the loan to fair value.

The Company applies the measurement provisions of SFAS No. 114 to all loans in its portfolio, and utilizes the cash basis method of accounting for payments received on impaired loans.

Allowances For Loan Losses - Specific valuation allowances are established for loans that are deemed impaired if the fair value of the loan or the collateral is estimated to be less than the Company's investment in the loan. In developing specific valuation allowances, the Company considers (i) the estimated cash payments expected to be received by the Company, (ii) the estimated net sales proceeds from the loan or its collateral, (iii) cost of refurbishment, (iv) certain operating income and expenses, and (v) the costs of acquiring and holding the collateral. The Company charges off a portion of an impaired loan against the specific valuation allowance when that portion is deemed probable to not be recoverable.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999 (Continued)
--------------------------------------------------------------------------------


General valuation allowances are maintained at levels that management believes adequate to cover inherent losses in the loan portfolio and are continually reviewed and adjusted. The Company adheres to an internal asset review system and an established loan loss reserve methodology. Management evaluates factors such as the prevailing and anticipated economic conditions, historic loss experiences, composition of the loan portfolio by collateral and product types, levels and trends of criticized and classified loans, and loan delinquencies in assessing overall valuation allowance levels to be maintained. While management uses currently available information to provide for estimated losses on loans, additions to or recoveries from the general valuation allowance may be necessary based upon a number of factors including, but not limited to, changes in economic conditions, borrower financial status, the regulatory environment, real estate values, and loan portfolio size and composition. Many of these factors are beyond the Company's control and, accordingly, periodic provisions for estimated loan losses may vary from time to time. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Bank's allowance for estimated loan losses. Such regulatory agencies may develop judgements different from those of management and may require the Bank to recognize additional provisions against operations.

Real Estate Owned - Real estate acquired through foreclosure is initially recorded at the lower of amortized cost or fair value less estimated costs to sell. If the fair value less estimated costs to sell is less than amortized cost, a charge against the allowance for estimated loan losses is recorded at property acquisition. Declines in property fair value less estimated costs to sell subsequent to acquisition are charged to operations.

Recognition of gains on the sale of real estate is dependent upon the transaction meeting certain criteria relating to the nature of the property and the terms of the sale and potential financing. These criteria are presented within SFAS No. 66, Accounting For Sales Of Real Estate, and Accounting Principles Board ("APB") No. 21, Interest On Receivables And Payables. Under certain circumstances, a gain on sale of real estate, or a portion thereof, may be deferred until the criteria are met. Losses on disposition of real estate, including expenses incurred in connection with the disposition, are charged to operations.

Allowances For Real Estate Losses - Allowances for real estate acquired by foreclosure are established based upon management's estimates of fair value less costs to sell. Such estimates may change from time to time based upon a number of factors, including, but not limited to, general economic conditions and the level of local demand for the specific properties. The Bank's allowances for real estate assets are also subject to review and adjustment by various regulatory agencies.

Premises And Equipment - Land is carried at cost. Other premises and equipment are stated at cost, less accumulated depreciation and amortization. The Company's policy is to depreciate or amortize premises and equipment on a straight-line basis over the estimated useful lives of the various assets, and to amortize leasehold improvements over the shorter of the asset's useful life or the term of the lease. The useful lives for the principal classes of assets are:

Asset                            Useful Life
-----                            -----------
Buildings                        30 to 40 years
Leasehold improvements           Shorter of term on lease or life of improvement
Furniture and equipment          3 to 10 years


The cost of repairs and maintenance is charged to operations as incurred, whereas expenditures that improve or extend the service lives of assets are capitalized.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999 (Continued)
--------------------------------------------------------------------------------


Impairment Of Long-Lived Assets - The Company periodically evaluates the recoverability of long-lived assets in accordance with SFAS No. 121, Accounting For Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of. Long-lived assets and certain identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets and identifiable intangibles that management expects to hold and use are based on the fair value of the asset. Long-lived assets and certain identifiable intangibles to be disposed of are reported at the lower of carrying amount or fair value less estimated cost to sell.

Core Deposit Intangibles - These assets arise from the acquisition of deposits and are amortized on a straight-line basis over the estimated life of the deposit base acquired, generally seven years. The Company continually evaluates the periods of amortization to determine whether later events and circumstances warrant revised estimates.

Stock Based Compensation - The Company accounts for its stock option and stock award plans under SFAS No. 123, Accounting For Stock-Based Compensation. This Statement establishes financial accounting and reporting standards for stock-based compensation plans. These standards include the recognition of compensation expense over the vesting period of the fair value of all stock-based awards on the date of grant. Alternatively, SFAS. No 123 also permits entities to continue to apply the provisions of APB No. 25, Accounting For Stock Issued To Employees, and provide pro forma net earnings (loss) and pro forma net earnings (loss) per share disclosures as if the fair value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB No. 25, using the intrinsic value method of accounting for stock based compensation, and provide the pro forma disclosure requirements of SFAS No. 123 in the footnotes to its audited financial statements.

Employee Stock Ownership Plan ("ESOP") - The Company accounts for shares acquired by its ESOP in accordance with the guidelines established by the American Institute of Certified Public Accountants Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans ("SOP 93-6"). Under SOP 93-6, the Company recognizes compensation cost equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the Company's ESOP shares committed to be released differ from the cost of such shares, the differential is charged or credited to equity. Employers with internally leveraged ESOPs such as the Company do not report the loan receivable from the ESOP as an asset and do not report the ESOP debt from the employer as a liability. The Company's ESOP is a tax-qualified plan. Non-vested shares owned by the ESOP are accounted for via a contra-equity account based upon historic cost.

Income Taxes - The Company accounts for income taxes under SFAS No. 109, Accounting For Income Taxes. Accordingly, deferred tax assets and deferred tax liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying amounts of certain existing assets and liabilities, and their respective bases for Federal income and California franchise taxes. Deferred tax assets and liabilities are calculated by applying current effective tax rates against future deductible or taxable amounts. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. Future tax benefits attributable to temporary differences are recognized to the extent the realization of such benefits is more likely than not.

Commissions From Sales Of Non-FDIC Insured Products - The Company realizes commissions from the sales of various non-FDIC insured products, including mutual funds, annuities, and specific securities, as a result of business conducted through Portola. Commission income is typically based upon a percentage of sales. Periodic commission income varies based on the volume and mix of investment products sold and is recognized as income upon receipt.

Stock Split - In July, 1998, the Company authorized a five for four stock split thereby increasing the number of issued and outstanding shares. All references in the accompanying financial statements to the number of common shares and per share amounts have been restated to reflect the stock split.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999 (Continued)
--------------------------------------------------------------------------------


Earnings Per Share - The Company follows SFAS No. 128, Earnings Per Share, in calculating basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if contracts to issue common stock or securities convertible into common stock were exercised or converted. Dilution resulting from the Company's stock option and stock award plans is calculated per SFAS No. 128 using the treasury stock method.

Comprehensive Income - On January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. This Statement requires that all items recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes (i) net income and
(ii) other comprehensive income. The Company's only source of other comprehensive income is derived from unrealized gains and losses on securities available for sale. The Company displays comprehensive income within the consolidated statements of changes in shareholders' equity. Reclassification adjustments result from gains or losses on securities that were realized and included in net income of the current period that also had been included in other comprehensive income as unrealized holding gains or losses in the period in which they arose. Such adjustments are excluded from current period comprehensive income in order to avoid double counting. Financial statements for all prior periods have been restated.

Segment Disclosure - On January 1, 1998, the Company adopted SFAS No. 131, Disclosures About Segments Of An Enterprise And Related Information, which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. This Statement will not impact the Company's consolidated financial position, results of operations, or cash flows. Because the Company operates a single line of business (financial services) and manages its operation under a unified management and reporting structure, no additional segment disclosures are provided.

Reclassifications - Certain reclassifications have been made to prior period financial statements to conform them to the current year presentation.


Recent Accounting Developments

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other securities or contracts, and hedging activities. As originally issued, SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In July, 1999, the FASB issued SFAS No. 137, Accounting For Derivative Instruments And Hedging Activities - Deferral Of The Effective Date Of FASB Statement No. 133. In general, SFAS No. 137 delays for one year the effective date of SFAS No. 133. The Company anticipates adopting SFAS No. 133 effective January 1, 2001. Because the Company did not maintain any derivatives at December 31, 1999, the impact of the adoption of SFAS No. 133 is not expected to be material.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999 (Continued)
--------------------------------------------------------------------------------


2.  CASH AND CASH EQUIVALENTS

Cash and cash equivalents are summarized as follows:

                                            December 31,
                               -----------------------------------
                                   1999                      1998
                                   ----                      ----
                                      (Dollars In Thousands)

Cash on hand                    $ 3,667                   $ 1,080
Due from banks                    9,066                    10,546
Overnight deposits                  100                     5,325
                               --------                  --------

                               $ 12,833                  $ 16,951
                               ========                  ========


3.  INVESTMENT SECURITIES

The  amortized  cost and  estimated  fair  value of  investment  securities  are presented below. All securities held are publicly traded.
                                                                   December 31, 1999
                                          ---------------------------------------------------------------------
                                                                      Gross             Gross
                                                 Amortized       Unrealized        Unrealized             Fair
                                                      Cost            Gains            Losses            Value
                                                  --------           ------            ------         --------
                                                                     (Dollars  In Thousands)
Available for sale
   Corporate trust preferreds                     $ 11,456             $ 50            $ (43)         $ 11,463
                                                  ========             ====            ======         ========



                                                                   December 31, 1998
                                          ---------------------------------------------------------------------
                                                                      Gross             Gross
                                                 Amortized       Unrealized        Unrealized             Fair
                                                      Cost            Gains            Losses            Value
                                                  --------           ------            ------         --------
                                                                     (Dollars  In Thousands)
Available for sale
   Corporate trust preferreds                     $ 18,658           $  496            $   --         $ 19,154
   FNMA bond                                           252                4                --              256
                                                  --------           ------            ------         --------

                                                  $ 18,910           $  500            $   --         $ 19,410
                                                  ========           ======            ======         ========

The following table shows the amortized cost, estimated fair value, and weighted average yield of the  Company's  investment  securities  by year of  contractual maturity. Actual maturities may differ from contractual maturities due to rights of issuers to call obligations.
                                                                              December 31, 1999
                                                   -----------------------------------------------------------------
                                                                                                           Weighted
                                                              Amortized                  Fair               Average
                                                                   Cost                 Value                 Yield
                                                                   ----                 -----                 -----
                                                                              (Dollars In Thousands)
Due in 2010 and thereafter                                     $ 11,456              $ 11,463                 6.83%
                                                               ========              ========                 =====

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999 (Continued)
--------------------------------------------------------------------------------


Proceeds from and realized gains and losses on sales of investment securities available for sale are summarized as follows:

                                                                            Year Ended December 31,
                                                   -----------------------------------------------------------------
                                                                   1999                  1998                  1997
                                                                   ----                  ----                  ----
                                                                                 (Dollars In Thousands)

Proceeds from sales                                             $ 8,005              $ 29,976                 $  --
Gross realized gains on sales                                       518                    48                    --
Gross realized losses on sales                                       --                    70                    --


4.       MORTGAGE BACKED SECURITIES

The amortized cost and estimated fair value of mortgage backed securities are presented below. All securities held are publicly traded.

                                                                   December 31, 1999
                                          ---------------------------------------------------------------------
                                                                      Gross             Gross
                                                 Amortized       Unrealized        Unrealized             Fair
                                                      Cost            Gains            Losses            Value
                                                   -------            -----          -------           -------
                                                                   (Dollars  In Thousands)
Available for sale
   FHLMC certificates                              $ 1,930            $  --           $  (36)          $ 1,894
   FNMA certificates                                25,132               95             (379)           24,848
   GNMA certificates                                 4,531               --              (96)            4,435
   Collateralized mortgage obligations              28,117               --           (1,578)           26,539
                                                   -------            -----          -------           -------
                                                   $59,710            $  95          $(2,089)          $57,716
                                                   =======            =====          ========          =======
Held to maturity
   FNMA certificates                               $    60            $  --          $    --           $    60
                                                   =======            =====          ========          =======


                                                                   December 31, 1998
                                          ---------------------------------------------------------------------
                                                                      Gross             Gross
                                                 Amortized       Unrealized        Unrealized             Fair
                                                      Cost            Gains            Losses            Value
                                                   -------            -----          -------           -------
                                                                   (Dollars  In Thousands)

Available for sale
   FHLMC certificates                              $ 4,735            $  28            $   --          $ 4,763
   FNMA certificates                                32,870              891              (10)           33,751
   GNMA certificates                                11,927               39              (20)           11,946
   Collateralized mortgage obligations              47,626              103             (183)           47,546
                                                   -------            -----          -------           -------

                                                   $97,158          $ 1,061           $ (213)          $98,006
                                                   =======          =======           =======          =======

Held to maturity
   FNMA certificates                               $    97          $    --           $   (1)          $    96
                                                   =======          =======           =======          =======

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999 (Continued)
--------------------------------------------------------------------------------

The following table shows the amortized cost, estimated fair value, and weighted average yield of the Company's mortgage backed securities by year of contractual maturity. Actual maturities may differ from contractual maturities due to principal prepayments or rights of issuers to call obligations.

                                                       December 31, 1999
                                              ----------------------------------
                                                                        Weighted
                                             Amortized       Fair        Average
                                               Cost          Value        Yield
                                              -------       -------      -------
                                                      (Dollars In Thousands)
Available for sale
Due in 2005 through 2009                      $ 4,693       $ 4,606        6.72%
Due in 2010 and thereafter                     55,017        53,110        7.12%
                                              -------       -------      -------

                                              $59,710       $57,716        7.09%
                                              =======       =======      =======

Held to maturity
Due in 2000                                   $    60       $    60        3.98%
                                              =======       =======      =======


Proceeds from and realized gains and losses on sales of mortgage backed securities available for sale are summarized as follows:

                                                    Year Ended December 31,
                                               ---------------------------------
                                                1999         1998         1997
                                               -------      -------      -------
                                                   (Dollars In Thousands)

Proceeds from sales                            $17,643      $48,036      $38,613
Gross realized gains on sales                       30          373          236
Gross realized losses on sales                      52           68           23


The Company pledges securities to the Federal Home Loan Bank as collateral for advances. At December 31, 1999 and December 31, 1998, respectively, mortgage backed securities with a carrying value of $39.9 million and $86.9 million were pledged to the Federal Home Loan Bank.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999 (Continued)
--------------------------------------------------------------------------------


5. LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable at December 31, 1999 and 1998 are summarized as follows:

                                                                      December 31,
                                                                 ----------------------
                                                                   1999         1998
                                                                 ---------    ---------
                                                                 (Dollars In  Thousands)
Held for investment:
   Loans secured by real estate:
      Residential one to four unit                               $ 168,465    $ 181,771
      Multifamily five or more units                                42,173       33,340
      Commercial and industrial                                     72,344       39,997
      Construction                                                  79,034       51,624
      Land                                                          13,930        7,774
                                                                 ---------    ---------
   Sub-total loans secured by real estate                          375,946      314,506

   Other loans:
      Home equity lines of credit                                    3,968        3,262
      Loans secured by deposits                                        385          519
      Consumer lines of credit, unsecured                              202          138
      Business term loans                                            6,670        6,679
      Business lines of credit                                       1,027          595
                                                                 ---------    ---------
   Sub-total other loans                                            12,252       11,193

   Sub-total gross loans held for investment                       388,198      325,699

   (Less) / Plus:
      Undisbursed construction loan funds                          (23,863)     (24,201)
      Unamortized purchase premiums, net of purchase discounts         134          491
      Deferred loan fees and costs, net                               (281)        (434)
      Allowance for estimated loan losses                           (3,502)      (2,780)
                                                                 ---------    ---------
Loans receivable held for investment, net                        $ 360,686    $ 298,775
                                                                 =========    =========

Held for sale:
   Residential one to four unit                                  $    --      $   2,177
                                                                 =========    =========

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999 (Continued)
--------------------------------------------------------------------------------


The Company serviced loans for others in the unpaid principal balance amounts summarized below:


                                                         December 31,
                                             -----------------------------------
                                              1999          1998          1997
                                             -------       -------       -------
                                                   (Dollars In Thousands)

Loans serviced for others                    $74,225       $75,407       $52,141


Activity in the allowance for loan losses is summarized as follows:

                                                           Year Ended December 31,
                                                        ----------------------------
                                                         1999       1998      1997
                                                        -------    -------   -------
                                                           (Dollars In Thousands)
Balance, beginning of year                              $ 2,780    $ 1,669   $ 1,311

Provision for loan losses                                   835        692       375

Acquired allowance associated with
     Commercial Pacific Bank loans                         --          416      --

Charge-offs:
     Residential one to four family real estate loans      (113)      --         (20)
     Other consumer loans                                  --         --          (1)
                                                        -------    -------   -------

Total charge-offs                                          (113)      --         (21)
                                                        -------    -------   -------

Recoveries:
     Residential one to four family real estate loans      --            3         4
                                                        -------    -------   -------


Balance, end of year                                    $ 3,502    $ 2,780   $ 1,669
                                                        =======    =======   =======

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999 (Continued)
--------------------------------------------------------------------------------


The following tables summarizes the Company's recorded investment in impaired loans by type as of December 31, 1999 and 1998:

                                                    Accrual Status               Non-Accrual Status          Total Impaired Loans
                                               -------------------------     -------------------------     -------------------------
                                                               Specific                      Specific                     Specific
                                               Principal      Allowances     Principal      Allowances     Principal      Allowances
                                               ---------      ----------     ---------      ----------     ---------      ----------
                                                                         (Dollars In Thousands)
December 31, 1999
   Residential one to four
     unit                                        $1,294         $ --           $  543         $ --           $1,837         $ --
   Commercial real estate                          --             --            1,146           --            1,146           --
   Business term loans                             --             --            5,000            200          5,000            200
   Business lines of credit                        --             --              199           --              199           --
                                                 ------         ------         ------         ------         ------         ------

Total                                            $1,294         $ --           $6,888         $  200         $8,182         $  200
                                                 ======         ======         ======         ======         ======         ======

December 31, 1998
   Residential one to four
     unit                                        $1,483         $   42         $1,478         $ --           $2,961         $   42
   Multifamily five or more
     units                                          648             20           --             --              648             20
   Land                                             145              5           --             --              145              5
                                                 ------         ------         ------         ------         ------         ------

Total                                            $2,276         $   67         $1,478         $ --           $3,754         $   67
                                                 ======         ======         ======         ======         ======         ======


Additional information concerning impaired loans is as follows:

                                                                                           1999              1998              1997
                                                                                          ------            ------            ------
                                                                                                    (Dollars In Thousands)
Average investment in impaired loans for the year                                         $2,511            $3,100            $1,300

Interest recognized on impaired loans at December 31                                      $  590            $  166            $   49

Interest not recognized on impaired loans at December 31                                  $  109            $   76            $   62

Additional information concerning non-accrual loans is as follows:

                                                              1999   1998   1997
                                                              ----   ----   ----
                                                          (Dollars In Thousands)

Interest recognized on non-accrual loans at December 31       $ 80   $ 55   $ 57
                                                              ====   ====   ====

Interest not recognized on non-accrual loans at December 31   $109   $ 76   $ 62
                                                              ====   ====   ====


The Company extends loans to executive officers and directors in the ordinary course of business. An analysis of the activity of these loans is as follows:

                                                         Year Ended December 31,
                                                         ----------------------
                                                          1999            1998
                                                         -------        -------
                                                          (Dollars In Thousands)

Balance, beginning of year                               $   644        $   780
New loans and line of credit advances                          2          1,104
Repayments                                                   (15)          (530)
Other                                                       --             (710)
                                                         -------        -------

Balance, end of period                                   $   631        $   644
                                                         =======        =======

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999 (Continued)
--------------------------------------------------------------------------------


Under Office of Thrift Supervision ("OTS") regulations, the Bank may not make real estate loans to one borrower in an amount exceeding 15% of the Bank's unimpaired capital and surplus, plus an additional 10% for loans secured by readily marketable collateral. At December 31, 1999 and 1998, such limitation would have been approximately $5,329,000 and $4,783,000, respectively.

The majority of the Company's loans are secured by real estate primarily located in Santa Cruz, Monterey, Santa Clara, and San Benito counties. The Company's credit risk is therefore primarily related to the economic conditions and real estate valuations of this region. Loans are generally made on the basis of a secure repayment source which is based on a detailed cash flow analysis; however, collateral is generally a secondary source for loan qualification. It is the Company's policy to originate loans with a loan to value ratio on secured loans greater than 80% with private mortgage insurance. Management believes this practice mitigates the Company's risk of loss.


6. ACCRUED INTEREST RECEIVABLE

Accrued interest receivable as of December 31, 1999 and 1998 is summarized as follows:

                                                                December 31,
                                                            --------------------
                                                             1999          1998
                                                            ------        ------
                                                          (Dollars In Thousands)

Interest receivable on investments                          $  159        $  177
Interest receivable on mortgage backed securities              347           583
Interest receivable on loans                                 2,182         1,777
                                                            ------        ------
                                                            $2,688        $2,537
                                                            ======        ======


7. REAL ESTATE ACQUIRED VIA FORECLOSURE

Real estate acquired by foreclosure is summarized as follows:

                                                               December 31,
                                                           --------------------
                                                            1999           1998
                                                           -----          -----
                                                          (Dollars In Thousands)

Residential real estate acquired through foreclosure       $  96          $ 322
Less allowance for estimated real estate losses             --              (41)
                                                           -----          -----
                                                           $  96          $ 281
                                                           =====          =====


The Company's inventory of foreclosed real estate was comprised of one single family residence at December 31, 1999, and three single family residences at December 31, 1998.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999 (Continued)
--------------------------------------------------------------------------------


8. INVESTMENT IN CAPITAL STOCK OF THE FEDERAL HOME LOAN BANK

As a member of the Federal Home Loan Bank of San Francisco, the Bank is required to own capital stock in an amount specified by regulation. As of December 31, 1999 and 1998, the Bank owned 32,131 and 30,393 shares, respectively, of $100 par value FHLB stock. The amount of stock owned meets the most recent annual regulatory determination.


9. PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at December 31, 1999 and 1998:

                                                              December 31,
                                                       ------------------------
                                                        1999              1998
                                                       -------          -------
                                                         (Dollars In Thousands)

Land                                                   $ 3,213          $ 2,312
Buildings and improvements                               4,091            3,953
Equipment                                                2,340            2,284
                                                       -------          -------
Total, at cost                                           9,644            8,549

Less accumulated depreciation                           (2,602)          (2,233)
                                                       -------          -------
Premises and equipment, net                            $ 7,042          $ 6,316
                                                       =======          =======


Depreciation expense was $472,000, $456,000, and $440,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999 (Continued)
--------------------------------------------------------------------------------


10. DEPOSITS

Deposits as of December 31, 1999 and 1998 are as follows:

(Dollars In Thousands)                               December 31,   December 31,
                                                        1999           1998
                                                      --------       --------

Demand deposit accounts                               $ 17,316       $ 18,498
NOW accounts                                            31,385         18,964
Savings accounts                                        15,312         15,561
Money market accounts                                   81,245         60,528
Certificates of deposit < $100,000                     169,646        194,669
Certificates of deposit $100,000 or more                52,498         62,457
                                                      --------       --------

                                                      $367,402       $370,677
                                                      ========       ========


The following table sets forth the maturity distribution of certificates of deposit at December 31, 1999:

                                                   December 31, 1999
                                     -------------------------------------------
                                     Balance          Balance
                                     Less Than       $100,000
                                     $100,000         And Over            Total
                                     --------         --------         --------
                                                (Dollars In Thousands)
Three months or less                 $ 47,240         $ 13,558         $ 60,798
Over three through six months          54,963           16,565           71,528
Over six through twelve months         39,838           11,168           51,006
Over twelve months through two years   23,075           10,713           33,788
Over two years through three years      2,106              262            2,368
Over three years                        2,424              232            2,656
                                     --------         --------         --------

                                     $169,646         $ 52,498         $222,144
                                     ========         ========         ========


At December 31, 1999 and 1998, respectively, total accounts with balances of $100,000 or greater in deposit products other than certificates of deposit amounted to $40,809,000 and $29,125,000.

Interest expense on deposits is summarized as follows:

                                                  Year Ended December 31,
                                             -----------------------------------
                                               1999         1998          1997
                                             -------       -------       -------
                                                   (Dollars In Thousands)

NOW accounts                                 $   388       $   227       $    87
Savings accounts                                 280           278           254
Money market accounts                          3,402         1,716         1,344
Certificates of deposit                       11,060        14,407        13,842
                                             -------       -------       -------

                                             $15,130       $16,628       $15,527
                                             =======       =======       =======

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999 (Continued)
--------------------------------------------------------------------------------


11. ADVANCES FROM THE FEDERAL HOME LOAN BANK

The Bank is a member of the Federal Home Loan Bank ("FHLB") of San Francisco and borrows from the FHLB through various types of collateralized advances, including, at various times, bullet, amortizing, and structured advances. Assets pledged to the FHLB to collateralize advances include the Bank's ownership interest in the capital stock of the FHLB, investment and mortgage backed securities, and various types of qualifying whole loans.

A summary of advances from the FHLB and related maturities at December 31, 1999 and 1998 follows:

                                                           December 31,
                                                      -----------------------
Year Of Maturity                                      1999              1998
----------------                                      ----              ----
                                                     (Dollars In Thousands)

     1999                                           $   --           $ 2,600
     2000                                           17,000                --
     2003                                           25,000            25,000
     2004                                              282               282
     2005                                            1,500             1,500
     2006                                            4,800             4,800
     2010                                            1,000             1,000
                                                   -------           -------

                                                   $49,582           $35,182
                                                   =======           =======

Weighted average nominal rate                        5.65%             5.54%


Additional information concerning advances from the FHLB includes:

                                                     Year Ended December 31,
                                                   -----------------------------
                                                    1999                 1998
                                                   -------              -------
                                                      (Dollars In Thousands)
Average amount outstanding during the year         $37,600              $28,059

Maximum amount outstanding at any
  month-end during the year                        $49,582              $73,787

Weighted average interest rate during the year        5.53%                5.93%


Collateral pledged to secured advances from the FHLB is comprised of the following (amortized cost):

                                                              December 31,
                                                          ----------------------
                                                            1999          1998
                                                          --------      --------
                                                          (Dollars In Thousands)

Investment and mortgage backed securities                 $ 39,922      $ 86,900
Capital stock in the Federal Home Loan Bank                  3,213         3,039
Mortgage loans                                             120,598       134,000

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999 (Continued)
--------------------------------------------------------------------------------


12. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

From time to time, the Company sells investment and mortgage backed securities under agreements to repurchase. At December 31, 1999 and 1998, all such agreements matured in less than one year. The following is a summary of securities sold under agreements to repurchase during the past two years:

                                                         Year Ended December 31,
                                                       -------------------------
                                                        1999              1998
                                                       ------            ------
                                                         (Dollars In Thousands)
Amount outstanding at the end of the year              $2,410            $4,490

Average amount outstanding during the year              3,182             5,007

Maximum amount outstanding at any
month-end during the year                               4,350             5,200

Weighted average interest rate during the year           5.65%             5.92%

Weighted average interest rate at the end of the year    6.08%             5.69%


Securities sold under agreements to repurchase are conducted with a limited list of security dealers approved and monitored by the Company. The lender maintains possession of the collateral securing these agreements.


13. INCOME TAXES

The components of the provision for income taxes for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                  Year Ended December 31,
                                            -----------------------------------
                                             1999          1998          1997
                                            -------       -------       -------
                                                  (Dollars In Thousands)

Current tax expense:
     Federal                                $ 2,453       $ 1,150       $ 1,473
     State                                      801           357           449
                                            -------       -------       -------

          Total current                       3,254         1,507         1,922
                                            -------       -------       -------

Deferred tax expense:
     Federal                                   (605)         (244)         (566)
     State                                     (138)          (35)         (126)
                                            -------       -------       -------

          Total deferred                       (743)         (279)         (692)
                                            -------       -------       -------

          Total tax expense                 $ 2,511       $ 1,228       $ 1,230
                                            =======       =======       =======

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999 (Continued)
--------------------------------------------------------------------------------


A reconciliation from the statutory federal income and state franchise tax rates to the consolidated effective tax rates, expressed as a percentage of income before income taxes, follows:

                                                                                  Year Ended December 31,
                                                                           ----------------------------------------
                                                                           1999             1998              1997
                                                                           ----             ----              ----
                                                                                     (Dollars In Thousands)
Statutory federal income tax rate                                          34.0%            34.0%             34.0%
California franchise tax, net of federal income tax benefit                 7.5%             8.0%              7.1%
Other                                                                       1.7%             4.1%            (0.1%)
                                                                           ----             ----              ----

     Effective income tax rate                                             43.2%            46.1%             41.0%
                                                                           ====             ====              ====


Deferred income taxes reflect the net tax effects of temporary differences, as accounted for under SFAS No. 109, between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Net deferred tax assets are included within other assets on the consolidated statements of financial condition. The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities as of December 31, 1999 and 1998 are as follows:

                                                              December 31,
                                                           ------------------
                                                            1999       1998
                                                           -------    -------
                                                          (Dollars In Thousands)

Deferred tax assets:
     Allowance for loan losses                             $ 1,115    $   797
     Intangible assets                                         835        716
     Deferred compensation                                     485        575
     Unrealized loss on securities available for sale          818       --
     State franchise taxes                                      40        (10)
     Other                                                     172         58
                                                           -------    -------

          Total gross deferred tax assets                    3,465      2,136
                                                           -------    -------

Deferred tax liabilities:
     FHLB stock dividends                                     (392)      (545)
     Unrealized gain on securities available for sale         --         (554)
     Other                                                    (108)      (186)
                                                           -------    -------

          Total gross deferred tax liabilities                (500)    (1,285)
                                                           -------    -------

Net deferred tax asset                                     $ 2,965    $   851
                                                           =======    =======


Legislation regarding bad debt recapture was signed into law by the President during the third quarter of 1996. The law requires recapture of reserves accumulated after 1987, and required that the recapture tax on post-1987 reserves be paid over a six year period starting in 1996. The Company will complete this recapture in 2001.

The Bank maintains a tax bad debt reserve of approximately $5.0 million that arose in tax years that began prior to December 31, 1987. This tax bad debt reserve will, in future years, be subject to recapture in whole or in part upon the occurrence of certain events, including, but not limited to:

o a distribution to stockholders in excess of the Bank's current and accumulated post-1951 earnings and profits

o distributions to shareholders in a partial or complete redemption or liquidation of the Bank

o the Bank ceases to be a "bank" or "thrift" as defined under the Internal Revenue Code

The Bank does not intend to make distributions to stockholders that would result in recapture of any portion of its tax bad debt reserve if such recapture would create an additional tax liability. As a result, an associated deferred tax liability has not been recorded for the $5.0 million pre-1988 tax bad debt reserve.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999 (Continued)
--------------------------------------------------------------------------------


14. REGULATORY CAPITAL REQUIREMENTS AND OTHER REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could present a direct material effect upon the Bank's and the Company's financial statements.

The  Financial  Institution  Reform,  Recovery,  and  Enforcement  Act  of  1989
("FIRREA")  includes  regulations  that  require  the Bank to maintain a minimum regulatory  tangible  capital ratio (as defined) of 1.50%, a minimum  regulatory core capital  ratio (as defined) of 4.00%,  and a regulatory  risk based capital ratio (as defined) of 8.00%. The following table presents a reconciliation as of
December 31, 1999 and 1998,  between the Bank's capital under generally accepted accounting principles ("GAAP") and regulatory capital as presently defined under
FIRREA,  in  addition  to a review  of the  Bank's  compliance  with the  FIRREA mandated capital requirements:


(Dollars In Thousands)
                                                         Tangible Capital        Core (Tier One) Capital      Risk Based Capital
                                                     -----------------------     -----------------------    -----------------------
As Of December 31, 1999                                Amount       Percent        Amount      Percent        Amount       Percent
                                                     ---------    ----------     ---------    ----------    ---------    ----------
Capital of the Bank presented on a GAAP
  basis                                              $  34,022                   $  34,022                  $  34,022

Adjustments to GAAP capital to derive
   regulatory capital:
       Net unrealized loss on debt
         securities classified as
         available for sale                              1,123                       1,123                      1,123
       Non-qualifying intangible assets                 (2,918)                     (2,918)                    (2,918)
       Qualifying general allowance for
         estimated loan losses                            --                          --                        3,302
                                                     ---------                   ---------                  ---------

Bank regulatory capital                                 32,227          7.11%       32,227          7.11%      35,529         10.56%
Less FIRREA minimum capital requirement                  6,800          1.50%       18,134          4.00%      26,906          8.00%
                                                     ---------    ----------     ---------    ----------    ---------    ----------

Regulatory capital in excess of minimums             $  25,427          5.61%    $  14,093          3.11%   $   8,623          2.56%
                                                     =========    ==========     =========    ==========    =========    ==========

Additional information:
     Bank regulatory total assets                    $ 453,345
     Bank regulatory risk based assets               $ 336,323


As Of December 31, 1998

Capital of the Bank presented on a GAAP
  basis                                              $  32,959                   $  32,959                  $  32,959

Adjustments to GAAP capital to derive
   regulatory capital:
       Net unrealized loss on debt
         securities classified as
         available for sale                               (783)                       (783)                      (783)
       Non-qualifying intangible assets                 (3,630)                     (3,630)                    (3,630)
       Qualifying general allowance for
         estimated loan losses                            --                          --                        2,563
                                                     ---------                   ---------                  ---------

Bank regulatory capital                                 28,546          6.53%       28,546          6.53%      31,109         11.35%
Less FIRREA minimum capital requirement                  6,559          1.50%       17,491          4.00%      21,918          8.00%
                                                     ---------    ----------     ---------    ----------    ---------    ----------

Regulatory capital in excess of minimums             $  21,987          5.03%    $  11,055          2.53%   $   9,191          3.35%
                                                     =========    ==========     =========    ==========    =========    ==========

Additional information:
     Bank regulatory total assets                    $ 437,275
     Bank regulatory risk based assets               $ 273,975

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999 (Continued)
--------------------------------------------------------------------------------


Federal thrift institutions such as the Bank are also subject to various provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). Among these provisions are requirements for prompt corrective action in the event an insured institution fails to meet certain regulatory capital thresholds. The prompt corrective action regulations define five specific capital categories based upon an institution's regulatory capital ratios. These five capital categories, in declining order, are "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", and "critically undercapitalized". Institutions categorized as "undercapitalized" or worse are subject to certain restrictions, including the requirement to file a capital plan with the OTS, prohibitions on the payment of dividends and management fees, restrictions on executive compensation, and increased supervisory monitoring, among other things. Other restrictions may be imposed on the institution either by the OTS or by the FDIC, including requirements to raise additional capital, sell assets, or sell the entire institution.


As of December 31, 1999, the most recent notification from the OTS categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Bank must maintain minimum core capital, tier one risk based, and total risk based capital ratios as presented in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.


                                                                                                      To Be Well
                                                                                                      Capitalized
                                                                                                     Under Prompt
                                                                       For Capital Adequacy           Corrective
                                                    Actual                   Purposes              Action Provisions
                                             ---------------------     ----------------------    ----------------------
As Of December 31, 1999                        Amount      Ratio         Amount       Ratio         Amount      Ratio
-----------------------                        ------      -----         ------       -----         ------      -----
   Total Capital (to risk weighted assets)    $ 35,529     10.56%       $ 26,906       8.00%       $ 33,632     10.00%
   Tier One Capital (to risk weighted
     assets)                                    32,227      9.58%            N/A         N/A         20,179      6.00%
   Core Capital (to adjusted tangible
     assets)                                    32,227      7.11%         18,134       4.00%         22,667      5.00%
   Tangible Capital (to tangible assets)        32,227      7.11%          6,800       1.50%            N/A        N/A


As Of December 31, 1998
-----------------------

   Total Capital (to risk weighted assets)    $ 31,109     11.35%       $ 21,918       8.00%       $ 27,398     10.00%
   Tier One Capital (to risk weighted
      assets)                                   28,546     10.42%            N/A         N/A         16,439      6.00%
   Core Capital (to adjusted tangible
     assets)                                    28,546      6.53%         17,491       4.00%         21,864      5.00%
   Tangible Capital (to tangible assets)        28,546      6.53%          6,559       1.50%            N/A        N/A


The above figures for December 31, 1999 reflect a 100% risk-based capital category classification for a specific portfolio of residential mortgage loans, as discussed below.

Management believes that, under current regulations, the Bank will continue to meet its minimum capital requirements in the coming year. However, events beyond the control of the Bank, such as changing interest rates or a downturn in the economy and / or real estate markets where the Bank maintains most of its loans, could adversely affect future earnings and, consequently, the ability of the Bank to meet its future minimum regulatory capital requirements.

OTS rules impose certain limitations regarding stock repurchases and redemptions, cash-out mergers, and any other distributions charged against an institution's capital accounts. The payment of dividends by Monterey Bay Bank to Monterey Bay Bancorp, Inc. is subject to OTS regulations. "Safe-harbor" amounts of capital distributions can be made after providing notice to the OTS, but without needing prior approval. For Tier 1 institutions such as the Bank, the safe harbor amount is the greater of (1) net income earned during the year or
(2) the sum of net income earned during the year plus one-half of the institution's capital in excess of the OTS capital requirement as of the end of the prior year. Distributions beyond these amounts are allowed only with the specific, prior approval of the OTS. An additional requirement by the OTS that the Bank not permit any reduction in its regulatory capital ratios from their levels of December 31, 1999 until notification is received from the OTS may constrain the Bank's ability to pay dividends to MBBC during 2000.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999 (Continued)
--------------------------------------------------------------------------------


Special Residential Loan Pool

During 1998, the Bank purchased a $40.0 million residential mortgage pool comprised of loans that presented a borrower credit profile and / or a loan to value ratio outside of (less favorable than) the Bank's normal underwriting criteria. To mitigate its credit risk for this portfolio, the Bank obtained a scheduled principal and scheduled interest loan servicing agreement from the seller. Further, this agreement also contained a warranty by the seller to absorb any principal losses on the portfolio in exchange for the seller's retention of a portion of the loans' yield through loan servicing fees. In obtaining these credit enhancements, the Bank functionally aggregated the credit risk for this loan pool into a single borrower credit risk to the seller / servicer of the loans. The Bank was subsequently informed by the OTS that structuring the purchase in this manner made the transaction an "extension of credit" by the Bank to the seller / servicer, which, by virtue of its size, violated the OTS' "Loans To One Borrower" regulation.

Following conversations with the OTS, the Bank independently conducted a new underwriting of each of the pool's residential mortgage loans. Based upon this new underwriting, appreciation in underlying property values, and continued payment performance by a vast majority of the borrowers, the majority of the residential loan pool was, from a regulatory standpoint, reclassified as no longer dependent upon the warranty of the seller / servicer for repayment and therefore did not comprise a loan to one borrower.

At December 31, 1999, the outstanding principal balance of this mortgage loan pool was $33.8 million, net of $1.2 million in December payoffs receivable from the servicer, of which $7.1 million was still classified as dependent on the warranty of the seller / servicer for repayment. This $7.1 million in loans still exceeded the Bank's loans to one borrower limit of $5.3 million at December 31, 1999. Because the residential loans contain a substantial upward rate reset feature in the year 2000, the Company anticipates that the pool will continue experiencing prepayments and thereby eventually fall below the Bank's loan to one borrower limitation. The Bank continues to report to the OTS in this regard on a monthly basis.

Through December 31, 1999, the seller / servicer performed per the loan servicing agreement, making scheduled principal and interest payments to the Bank while also absorbing all credit losses on the loan portfolio. Management believes that the seller / servicer has both the capacity and intent to continue performing per the terms of the loan servicing agreement and therefore does not anticipate realizing credit losses on this residential mortgage pool.

In conjunction with this Special Residential Loan Pool, on March 6, 2000, the Bank received a letter from the OTS mandating that the Bank (i) assign all of the loans in the pool a 100% risk based capital weighting, and (ii) not permit its regulatory capital ratios to decline below the levels existing at December 31, 1999. Management does not foresee any significant problem with this request given the Bank's continued generation of regulatory capital through retained earnings, the amortization of deferred stock compensation, and the amortization of intangible assets.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999 (Continued)
--------------------------------------------------------------------------------


15. COMMITMENTS AND CONTINGENCIES

The Company is involved in legal proceedings arising in the normal course of business. In the opinion of management, the outcomes of such proceedings should not have a material adverse effect on the Company's financial position or results of operations.

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments represent commitments to originate fixed and variable rate loans, letters of credit, lines of credit, and loans in process, and involve, to varying degrees, elements of interest rate risk and credit risk in excess of the amount recognized in the Consolidated Statements of Financial Condition. The Company uses the same credit policies in making commitments to originate loans, lines of credit, and letters of credit as it does for on-balance sheet instruments.

At December 31, 1999, the Company had outstanding commitments to originate $6.8 million of real estate loans, including $433,000 for fixed rate loans and $6.33 million for adjustable rate loans. Commitments to fund loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have expiration dates or other termination clauses. In addition, external market forces may impact the probability of commitments being exercised; therefore, total commitments outstanding do not necessarily represent future cash requirements.

At December 31, 1999, the Company had made available various business, personal, and residential lines of credit totaling approximately $8.5 million, of which the undisbursed portion was approximately $4.4 million.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. At December 31, 1999, the Company maintained outstanding letters of credit totaling $2.0 million compared to $4.1 million at December 31, 1998.

At December 31, 1999, 1998, and 1997, the Company was obligated under non-cancelable operating leases for office space. Certain leases contain escalation clauses providing for increased rentals based primarily on increases in real estate taxes or on the average consumer price index. Rent expense under operating leases, included in occupancy and equipment expense, was approximately $121,000, $170,000, and $147,000 for the years ended December 31, 1999, 1998, and 1997, respectively. The decline in rent during 1999 stemmed from the Company's purchase of the portion of the Monterey Branch facility not previously owned.

Certain branch offices are leased under the terms of operating leases expiring at various dates through the year 2005. At December 31, 1999, future minimum rental commitments under non-cancelable operating leases were as follows:

                                  (Dollars In Thousands)

2000                                               $ 126
2001                                                 126
2002                                                 126
2003                                                 102
2004                                                  59
Thereafter                                            29
                                                   -----
Total                                              $ 568
                                                   =====

The Company and Bank have negotiated an employment agreement with the President. The employment agreement provides for the payment of severance benefits upon termination. The Company and Bank also maintain change in control agreements with six executive officers. These agreements result in severance payments following certain events associated with a change in control of the Bank or Company.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999 (Continued)
--------------------------------------------------------------------------------


16.      EARNINGS PER SHARE

The Company calculates Basic and Diluted Earnings Per Share ("EPS") in accordance with SFAS No. 128, Earnings Per Share. Basic EPS are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. During the years 1997 through 1999, all of the Company's net income was available to common stockholders. The weighted average number of common shares outstanding for the Company is decreased in each reporting period by:

o shares associated with the Company's ESOP which have not been committed to be released, in conformity with the American Institute of Certified Public Accountants ("AICPA") Statement of Position 93-6, Employers' Accounting For Employee Stock Ownership Plans

o shares associated with the Company's stock grant programs for Officers and Directors which are not vested to Plan participants

o the weighted average number of Treasury shares maintained by the Company during each period

The computation of Diluted EPS also considers, via the treasury stock method of calculation, the impact of shares issuable upon the assumed exercise of outstanding stock options (both incentive stock options and non-statutory stock options) and stemming from the grant of time-based stock awards under the Company's associated Plans for officers and directors. Per SFAS No. 128, no anti-dilutive calculations are permitted and diluted share counts are applicable only in the event of positive earnings. For the years 1997 through 1999, there was no difference in the Company's income applicable to basic and diluted earnings per share.

The following table reconciles the calculation of the Company's Basic and Diluted EPS for the periods indicated.

                                                                                       For The Year Ended December 31,
                                                                          ---------------------------------------------------------
(In Whole Dollars And Whole Shares)                                          1999                   1998                    1997
                                                                          -----------            -----------            -----------
Net income                                                                $ 3,301,000            $ 1,436,000            $ 1,766,000
                                                                          ===========            ===========            ===========

Average shares issued                                                       4,492,085              4,492,085              4,492,085

Less weighted average:
   Uncommitted ESOP shares                                                   (197,657)              (233,594)              (269,531)
   Non-vested stock award shares                                              (88,689)              (118,630)              (144,742)
   Treasury shares                                                           (974,577)              (638,123)              (445,264)
                                                                          -----------            -----------            -----------

Sub-total                                                                  (1,260,923)              (990,347)              (859,537)
                                                                          -----------            -----------            -----------

Weighted average BASIC shares outstanding                                   3,231,162              3,501,738              3,632,548

Add dilutive effect of:
   Stock options                                                               83,730                125,536                116,933
   Stock awards                                                                 5,286                 11,419                 13,557
                                                                          -----------            -----------            -----------

Sub-total                                                                      89,016                136,955                130,490
                                                                          -----------            -----------            -----------

Weighted average DILUTED shares outstanding                                 3,320,178              3,638,693              3,763,038
                                                                          ===========            ===========            ===========

Earnings per share:

   BASIC                                                                  $      1.02            $      0.41            $      0.49
                                                                          ===========            ===========            ===========

   DILUTED                                                                $      0.99            $      0.39            $      0.47
                                                                          ===========            ===========            ===========

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999 (Continued)
--------------------------------------------------------------------------------


17.      OTHER COMPREHENSIVE INCOME

Reclassification adjustments, as defined by SFAS No. 130, for the change in net gains (losses) included in other comprehensive income from investment and mortgage backed securities classified as available for sale under SFAS No. 115 during the past three years are summarized as follows:


                                                      Year Ended December 31,
                                                    ---------------------------
                                                    1999       1998        1997
                                                    -----      -----      -----
                                                       (Dollars In Thousands)

Gross reclassification adjustment                   $ 496      $ 284      $ 214
Tax expense                                          (204)      (118)       (89)
                                                    -----      -----      -----

Reclassification adjustment, net of tax             $ 292      $ 166      $ 125
                                                    =====      =====      =====


A reconciliation of the net unrealized gain or loss on available for sale securities recognized in other comprehensive income is as follows:

                                                                          Year Ended December 31,
                                                                      -----------------------------
                                                                       1999       1998       1997
                                                                      -------    -------    -------
                                                                          (Dollars In Thousands)
Holding (loss) gain arising during the year, net of tax               $(1,671)   $   822    $   760
Reclassification adjustment, net of tax                                  (292)      (166)      (125)
                                                                      -------    -------    -------

Net unrealized (loss) gain recognized in other comprehensive income   $(1,963)   $   656    $   635
                                                                      =======    =======    =======

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999 (Continued)
--------------------------------------------------------------------------------


18. STOCK BENEFIT PLANS

Stock Option Programs - On August 24, 1995, the stockholders of the Company approved the 1995 Incentive Stock Option Plan (the "Stock Option Plan"). Under the Stock Option Plan, the Company may grant to officers of the Company and its affiliate, the Bank, both nonstatutory and incentive stock options, as defined under the Internal Revenue Code, to purchase shares of the Company's common stock. Each option entitles the holder to purchase one share of the common stock at the fair market value of the common stock on the date of grant. The Stock Option Plan provides that options granted thereunder begin to vest one year after the date of grant ratably over five years and expire no later than ten years after the date of grant. However, all options become 100% exercisable in the event that the employee terminates his employment due to death, disability, or, to the extent not prohibited by the OTS, in the event of a change in control of the Company or the Bank.

The Company also maintains the 1995 Stock Option Plan for Outside Directors (the "Directors' Option Plan"), approved by the stockholders of the Company on August 24, 1995. Under the Directors' Option Plan, directors who are not officers or employees of the Company or Bank may be granted nonstatutory stock options to purchase shares of the Company's common stock. Each option entitles the holder to purchase one share of the common stock at the fair market value of the common stock on the date of grant. Options begin to vest one year after the date of grant ratably over five years and expire no later than ten years after the date of grant. However, all options become 100% exercisable in the event that the Director terminates membership on the board of directors due to death, disability, or, to the extent not prohibited by the OTS, in the event of a change in control of the Company or the Bank.

The Company applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for stock options. Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of grant over the amount the employee or director must pay to acquire the stock. Because the Company's stock option Plans provide for the issuance of options at a price of no less than the fair market value at the date of grant, no compensation cost has been recognized for the stock option Plans.

Had compensation costs for the stock option Plans been determined based upon the fair value at the date of grant consistent with SFAS No. 123, Accounting For
Stock Based Compensation, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below. The pro forma amounts presented below were calculated utilizing the Black-Scholes option pricing model, incorporating the assumptions detailed on the following page.

                                                                              Year Ended December 31,
                                                                   ---------------------------------------
                                                                   1999             1998              1997
                                                                   ----             ----              ----
                                                                  (Dollars In Thousands, Except Share Data)
Net income:
     As reported                                                $ 3,301          $ 1,436           $ 1,766
     Pro forma                                                  $ 3,022          $ 1,177           $ 1,538

Basic earnings per share:
     As reported                                                 $ 1.02           $ 0.41            $ 0.49
     Pro forma                                                   $ 0.94           $ 0.34            $ 0.42

Diluted earnings per share:
     As reported                                                 $ 0.99           $ 0.39            $ 0.47
     Pro forma                                                   $ 0.91           $ 0.32            $ 0.41

Shares utilized in Basic EPS calculations                     3,231,162        3,501,738         3,632,548
Shares utilized in Diluted EPS calculations                   3,320,178        3,638,693         3,763,038

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999 (Continued)
--------------------------------------------------------------------------------


The original volume of stock options approved under the Plans in 1995 was 449,687 shares. Pursuant to the terms of the Plans, the Board of Directors authorized increases in allowable shares of 28,123 in 1998 and 34,226 in 1999, bringing the total options authorized to 512,036 at December 31, 1999.

The status of the stock options under the associated Plans as of December 31, 1999, 1998, and 1997, and changes during the years then ended, consist of the following:

                                                                                   December 31,
                                                    ------------------------------------------------------------------------------
                                                            1999                        1998                         1997
                                                    ---------------------       ----------------------       ---------------------
                                                                   Weighted                    Weighted                    Weighted
                                                                   Average                     Average                     Average
                                                                   Exercise                    Exercise                    Exercise
                                                    Shares          Price       Shares           Price       Shares          Price
                                                    ------          -----       ------           -----       ------          -----
Options outstanding at the
   beginning of the year                           418,311        $    9.19     381,279        $    9.21     443,757        $   9.19

Granted                                              5,000        $   14.75      85,498        $   14.90        --           --
Canceled                                            26,932        $   13.59      13,117        $    9.10      51,459        $   9.10
Exercised                                           33,782        $    9.40      35,349        $    9.10      11,019        $   9.10
                                                   -------                      -------                      -------

Options outstanding at the
   end of the year                                 362,597        $   10.30     418,311        $   10.38     381,279        $   9.21
                                                   =======                      =======                      =======

Options exercisable at year end                    239,853        $    9.51     191,569        $    9.19     151,642        $   9.15

Weighted average remaining
   contractual life of options
   outstanding at year end                       6.2 years                    7.3 years                    7.7 years


Weighted average information
  for options granted during
  the year:

Fair value                                         $  7.76                      $  7.74                         --

Assumptions utilized in the
  Black-Scholes option-pricing
  model:

Dividend Yield                                        1.00%                        1.00%                        --
Expected stock price volatility                      45.00%                       45.00%                        --
Risk-free interest rate                               5.73%                        6.49%                        --
Expected option lives                              8 years                       8 years                        --

Options available for future
   grants                                           69,289                        13,131                      57,389


On January 26, 2000, 40,000 options for the purchase of shares were granted at the then current market price of Monterey Bay Bancorp, Inc. common stock ($10.125), thereby leaving 29,289 shares available for future option grants.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999 (Continued)
--------------------------------------------------------------------------------


The following table summarizes information about the stock options outstanding at December 31, 1999:

                                                                  Weighted
                                                                   Average
                                                                 Remaining
Exercise                                     Number                   Life                 Number
Price                                   Outstanding               In Years            Exercisable
-----                                   -----------               --------            -----------
$ 9.10                                      281,816                    5.7                218,836
$10.70                                        9,658                    6.5                  5,794
$16.60                                        7,373                    8.2                  1,473
$14.80                                       58,750                    8.5                 13,750
$14.75                                        5,000                    9.5                      0
                                            -------                    ---                -------

$9.10 - $16.60                              362,597                    6.2                239,853
                                            =======                    ===                =======


Stock Award Programs - The Company maintains a Performance Equity Program ("PEP") for Officers and a Recognition and Retention Plan for Outside Directors ("RRP"). The purpose of the stock award plans is to provide Directors and Officers with a proprietary interest in the Company in a manner designed to encourage such persons to remain with the Company and to improve the financial performance of the Company.

The Bank contributed $1.7 million from available liquid assets during the fourth quarter of 1995 and the first quarter of 1996 to purchase 179,687 shares in the open market at a weighted average cost of $9.62 per share. This contribution is initially recorded as a reduction in stockholders' equity and then is ratably charged to compensation over the vesting period of the actual stock awards. Of the 179,687 shares acquired, 38,010 were allocated to the RRP, with the remaining 141,677 allocated to the PEP.

The PEP provides for two types of stock awards: time-based grants and performance-based grants. Time-based grants vest pro-rata on each anniversary of the grant date and become fully vested over the applicable time period as determined by the board of directors, typically five years. Vesting of performance-based grants is dependent upon achievement of criteria established by the board of directors for each stock award. Under the RRP, outside directors of the Company receive exclusively time-based grants.

All stock awards granted will be immediately vested in the event the recipient terminates his employment due to death, disability, or a change in control of Monterey Bay Bank or Monterey Bay Bancorp, Inc. In the event the award recipient terminates his employment due to any reason other than death, disability, or a change in control, all unvested stock awards become null and void. In addition, to the extent that criteria for performance-based stock awards are not achieved, associated awards are forfeited and become available for re-issuance.

Periodic operating expense for time-based stock awards is recognized based upon fair market value at date of grant. Periodic operating expense for performance-based stock awards is recognized based upon fair market value at the earlier of the reporting date or the performance measurement date.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999 (Continued)
--------------------------------------------------------------------------------


A summary of the status of the PEP as of December 31, 1999, 1998, and 1997, and changes and related expense during the years ended on those dates, is presented below:

                                                                                    1999                 1998               1997
                                                                                  ---------           ---------           ---------
Stock awards outstanding at the beginning of the year                                56,772              71,503             102,628

Stock award activity during the year:
     Time based shares granted                                                         --                14,000                --
     Performance based shares granted                                                  --                  --                  --
     Time based shares canceled                                                      (1,450)             (1,798)             (4,992)
     Performance based shares canceled                                               (4,781)             (6,276)             (4,790)
     Time based shares vested                                                       (12,668)            (11,095)            (11,095)
     Performance based shares vested                                                 (7,009)             (9,562)            (10,248)
                                                                                  ---------           ---------           ---------

Stock awards outstanding at the end of the year                                      30,864              56,772              71,503
                                                                                  =========           =========           =========

Available for future awards at the end of the year                                   31,775              25,544              31,470
                                                                                  =========           =========           =========

PEP compensation expense (In Whole Dollars)                                       $ 227,093           $ 259,397           $ 248,972
                                                                                  =========           =========           =========


On January 26, 2000, 15,000 PEP shares were awarded, thereby leaving 16,775 available for future grants.


A summary of the status of the RRP as of December 31, 1999, 1998, and 1997, and changes and related expense during the years ended on those dates, is presented below:

                                                                                       1999               1998              1997
                                                                                     --------           --------           --------
Stock awards outstanding at the beginning of the year                                  16,588             18,661             30,408

Stock award activity during the year:
     Time based shares granted                                                              0              4,146                  0
     Time based shares canceled                                                             0                  0             (4,146)
     Time based shares vested                                                          (7,047)            (6,219)            (7,601)
                                                                                     --------           --------           --------

Stock awards outstanding at the end of the year                                         9,541             16,588             18,661
                                                                                     ========           ========           ========

Available for future awards at the end of the year                                          0                  0              4,146
                                                                                     ========           ========           ========

RRP compensation expense (In Whole Dollars)                                          $ 70,042           $ 66,594           $ 64,620
                                                                                     ========           ========           ========

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999 (Continued)
--------------------------------------------------------------------------------


Employee Stock Ownership Plan and Trust - The Company established for eligible employees an Employee Stock Ownership Plan and Trust ("ESOP"), which became effective upon the conversion of the Bank from a mutual to a stock association. Eligible full-time employees employed with the Bank who have been credited with at least 1,000 hours during a twelve month period, have attained age twenty-one, and were employed on the last business day of the calendar year are eligible to participate.

The ESOP subscribed for 8.0% (or 359,375) of the shares of Company common stock issued in the Conversion at an adjusted price of $6.40 per share. On February 14, 1995, the ESOP borrowed $2.3 million from Monterey Bay Bancorp, Inc. in order to fund the purchase of common stock. This loan is to be repaid pro-rata over an approximately ten year period concluding on December 31, 2004, with the funds for repayment sourced primarily from the Bank's contributions to the ESOP over a similar time period. The loan is collateralized by the shares of common stock held by the ESOP.

As an internally leveraged ESOP, no interest income or interest expense is recognized on the loan in the consolidated financial statements of the Company. Annual principal payments of $230,000 are scheduled for the conclusion of each calendar year in conjunction with a release of shares for allocation to individual employee accounts. Shares are allocated on the basis of eligible compensation, as defined in the ESOP plan document, in the year of allocation. Benefits generally become 100% vested after seven years of credited service. Employees with at least three, but fewer than seven, years of credited service receive a partial vesting according to a sliding schedule. However, in the event of retirement, disability, or death, any unvested portion of benefits shall vest immediately. Any share forfeitures are allocated among participating employees in the same proportion as annual share allocations. Benefits are payable upon separation from service based on vesting status and share allocations made.

As of December 31, 1999, 179,687 shares were allocated to participants and committed to be released. As of December 31, 1999, the fair market value of the 179,688 unearned shares was $1.8 million based upon a closing market price per share of $10.125.

Periodic operating expense associated with the ESOP is recognized based upon:

o    the number of Company common shares pro-rata allocated
o the fair market value of the Company's common stock at the dates shares are committed to be released
o any dividends received on unallocated shares as a reduction to periodic operating expense

The benefits expenses, not including administrative costs, related to the ESOP for the years ended December 31, 1999, 1998, and 1997 were $454,000, $526,000, and  $468,000,  respectively.  At  December  31,  1999 and  1998,  the  unearned compensation related to the ESOP was $1.15 million and $1.38 million, respectively. These amounts are shown as a reduction of stockholders' equity in the accompanying Consolidated Statements Of Financial Condition.


19.      401(K) PLAN

The Company maintains a tax deferred employee savings plan under Section 401(k) of the Internal Revenue Code. All employees are eligible to participate who are 21 years of age, have been employed by the Company for 90 days, and are scheduled to complete 1,000 hours of service or more per calendar year. The Company does not provide periodic or matching contributions to the 401(k) Plan. However, the Plan contains a profit sharing component under which the Company may elect to contribute. Through December 31, 1999, the Company has not made such an election.

The trust that administers the 401(k) Plan maintained assets of approximately $1.9 million and $1.6 million at other financial institutions as of December 31, 1999 and 1998, respectively.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999 (Continued)
--------------------------------------------------------------------------------


20.      OFFICERS SALARY CONTINUATION PLAN

The Company historically maintained a non-qualified Salary Continuation Plan for the benefit of certain officers of the Bank. Officers participating in the Plan are entitled to receive a fixed monthly payment for a period of ten years upon retirement. The Plan provides that payments will be accelerated upon the death of the Participant or in the event of a change in control of Monterey Bay Bancorp, Inc. or Monterey Bay Bank. The Plan was closed to new participants in 1999. In addition, during 1999, the Plan was amended to allow participants to make an irrevocable election to convert their benefits into shares of Company common stock.

As a non-qualified Plan, no Company assets are segregated to meet the future obligations of the Company. The Plan participants are general creditors of the Company.

At December 31, 1999, there were three remaining participants in the Plan. One of these participants elected to convert their benefit to Company stock. At December 31, 1999, the Company maintained 3,098 shares in conjunction with its future obligations to this participant under the Plan. At December 31, 1999, the Company maintained an accrued liability of $256,000 in conjunction with its cash payment obligations to the other two participants in the Plan, both of whom are currently receiving periodic benefits. This figure represents the present value of the future payments committed to by the Company discounted at 7.0%. At December 31, 1998, the Company maintained an accrued liability of $328,000 for the future cash benefits payable under the Plan, which included the liability for the participant who elected to convert their benefits to shares of common stock during 1999. Periodic expense associated with the Plan was $44,000 in 1999, $19,000 in 1998, and $14,000 in 1997. Such expense amounts approximated the computed actuarial net periodic Plan costs for each period.


21.      DIRECTORS RETIREMENT PLAN

The Company historically maintained a non-qualified Directors Retirement Plan for the benefit of certain directors of the Bank. Under this Plan, directors of the Bank who have served on the board of directors for a minimum of nine years are entitled to receive a quarterly payment equal to the amount of the quarterly retainer fee in effect at the date of retirement, continuing for a period of ten years. The Plan provides that payments will be accelerated upon the death of the participant or in the event of a change in control of the Monterey Bay Bancorp, Inc. or Monterey Bay Bank. The Plan was closed to new participants in 1999. In addition, during 1999, the Plan was amended to allow participants to make an irrevocable election to convert their benefits into shares of Company common stock.

As a non-qualified Plan, no Company assets are segregated to meet the future obligations of the Company. The Plan participants are general creditors of the Company.

At December 31, 1999, there were five remaining participants in the Plan. Three of these participants elected to convert their benefits to Company stock. At December 31, 1999, the Company maintained 29,788 shares in conjunction with its future obligations to these participants under the Plan. At December 31, 1999, the Company maintained an accrued liability of $196,000 in conjunction with its cash payment obligations to the other two participants in the Plan, one of which is currently receiving periodic benefits. This figure represents the present value of the future payments committed to by the Company discounted at 7.0%. At December 31, 1998, the Company maintained an accrued liability of $585,000 for the future cash benefits payable under the Plan, which included the liabilities for the participants who elected to convert their benefits to shares of common stock during 1999. Periodic expense associated with the Plan was $68,000 in 1999, $33,000 in 1998, and $22,000 in 1997. Such expense amounts approximated the computed actuarial net periodic Plan costs for each period.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999 (Continued)
--------------------------------------------------------------------------------


22.  PARENT COMPANY FINANCIAL INFORMATION

The Parent Company and its subsidiary, the Bank, file consolidated federal income tax returns in which the taxable income or loss of the Parent Company is combined with that of the Bank. The Parent Company's share of income tax expense is based on the amount which would be payable if separate returns were filed. Accordingly, the Parent Company's equity in the net income of its subsidiaries (distributed and undistributed) is excluded from the computation of the provision for income taxes for stand alone financial statement purposes.

The following are the Parent Company's stand alone summary statements of financial condition for the years ended December 31, 1999 and 1998:


SUMMARY STATEMENTS OF FINANCIAL CONDITION
                                                                                                               December 31,
                                                                                                       -----------------------------
                                                                                                        1999                  1998
                                                                                                       -------               -------
                                                                                                           (Dollars In Thousands)
ASSETS:
     Cash and due from depository institutions                                                         $    62               $   428
     Overnight deposits                                                                                    100                   725
                                                                                                       -------               -------
          Total cash & cash equivalents                                                                    162                 1,153

Mortgage-backed securities available for sale                                                            3,750                 6,664
Loan receivable, net                                                                                     4,800                 4,850
Other assets                                                                                               524                    58
Investment in subsidiary                                                                                34,022                32,959
                                                                                                       -------               -------

          TOTAL ASSETS                                                                                 $43,258               $45,684
                                                                                                       =======               =======


LIABILITIES AND STOCKHOLDERS' EQUITY:
     Liabilities:
           Securities sold under agreements to repurchase                                              $ 2,410               $ 4,490
           Other liabilities                                                                                45                    78
                                                                                                       -------               -------
                Total Liabilities                                                                        2,455                 4,568

     Stockholders' equity                                                                               40,803                41,116
                                                                                                       -------               -------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $43,258               $45,684
                                                                                                       =======               =======

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999 (Continued)
--------------------------------------------------------------------------------


The following are the Parent Company's stand alone summary statements of operations for the years ended December 31, 1999, 1998, and 1997:


SUMMARY STATEMENTS OF OPERATIONS
                                                                                                    Year Ended December 31,
                                                                                             ---------------------------------------
                                                                                               1999           1998            1997
                                                                                             -------         -------         -------
                                                                                                     (Dollars In Thousands)
Interest income:
     Interest on mortgage backed securities and investment securities                        $   380         $   641         $   569
     Interest on loan receivable                                                                 414             306            --
     Other interest income                                                                      --               129             147
                                                                                             -------         -------         -------
          Total interest income                                                                  794           1,076             716

Interest expense:
     Interest on securities sold under agreements to repurchase                                  180             297              61
                                                                                             -------         -------         -------
          Total interest expense                                                                 180             297              61

Net interest income before provision for estimated loan losses                                   614             779             655

Provision for estimated loan losses                                                               50             150            --
                                                                                             -------         -------         -------

Net interest income after provision for estimated loan losses                                    564             629             655

Non-interest revenue                                                                              (7)             (1)           --
General & administrative expense                                                                 552             503             476
                                                                                             -------         -------         -------

Income before income tax expense                                                                   5             125             179
Income tax expense                                                                                 3              50              74
                                                                                             -------         -------         -------
Income before undistributed net income of subsidiary                                               2              75             105
Undistributed net income of subsidiary                                                         3,299           1,361           1,661
                                                                                             -------         -------         -------

Net income                                                                                   $ 3,301         $ 1,436         $ 1,766
                                                                                             =======         =======         =======

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999 (Continued)
--------------------------------------------------------------------------------


The following are the Parent Company's stand alone summary statements of cash flows for the years ended December 31, 1999, 1998, and 1997:

SUMMARY STATEMENTS OF CASH FLOWS
                                                                                                     Year Ended December 31,
                                                                                              -------------------------------------
                                                                                               1999           1998            1997
                                                                                              -------        -------        -------
                                                                                                      (Dollars In Thousands)
OPERATING ACTIVITIES:

   Net income                                                                                 $ 3,301        $ 1,436        $ 1,766


   Adjustments to reconcile net income to net cash
   Provided by operating activities:

      Undisbursed net income of subsidiary                                                     (3,299)        (1,361)        (1,661)
      Amortization of premiums on securities                                                       64            102             50
      Provision for estimated loan losses                                                          50            150           --
      Loss on sale of securities                                                                    7           --             --
      Cash receipts associated with ESOP                                                          257            555            386
      (Increase) decrease in other assets                                                        (466)            46            (60)
      Other, net                                                                                  310             84             11
                                                                                              -------        -------        -------

          Net cash provided by operating activities                                               224          1,012            492
                                                                                              -------        -------        -------

INVESTING ACTIVITIES:

   Loans originated                                                                              --           (5,000)          --
   Dividend from subsidiary                                                                      --            8,500           --
   Purchases of mortgage backed securities available for sale                                    --             --           (6,899)
   Principal repayments on mortgage backed securities available for sale                        2,021          3,199          3,094
   Proceeds from sales of mortgage backed securities available for sale                           724            975           --
   Proceeds from maturities of investment securities                                             --              100           --
                                                                                              -------        -------        -------

         Net cash provided by (used in) investing activities                                    2,745          7,774         (3,805)
                                                                                              -------        -------        -------

FINANCING ACTIVITIES:

   (Repayments) proceeds from reverse repurchase agreements, net                               (2,080)          (710)         5,200
   Cash dividends paid to stockholders                                                           (530)          (463)          (357)
   Sales of treasury stock                                                                        318            322            100
   Purchases of treasury stock                                                                 (1,668)        (8,624)          (376)
                                                                                              -------        -------        -------

         Net cash (used in) provided by financing activities                                   (3,960)        (9,475)         4,567
                                                                                              -------        -------        -------

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS                                               (991)          (689)         1,254

CASH & CASH EQUIVALENTS AT BEGINNING OF YEAR                                                    1,153          1,842            588
                                                                                              -------        -------        -------

CASH & CASH EQUIVALENTS AT END OF YEAR                                                        $   162        $ 1,153        $ 1,842
                                                                                              =======        =======        =======

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999 (Continued)
--------------------------------------------------------------------------------


23.       ESTIMATED FAIR VALUES OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of the Company's financial instruments is in accordance with the provisions of SFAS No. 107, Disclosures about Fair Value of Financial Instruments ("SFAS 107"). The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgement is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different assumptions and / or estimation methodologies may have a material effect on the estimated fair value amounts.

The following methods and assumptions were used by the Company in computing the estimated fair values:

Cash And Cash Equivalents - Current carrying amounts approximate estimated fair value.

Capital Stock Of The Federal Home Loan Bank - Fair value is based upon its redemption value, which equates to current carrying amounts.

Investment Securities and Mortgage Backed Securities - Fair values of these securities are based on year-end market prices or dealer quotes. If quoted market prices are not available, estimated fair values were based upon quoted market prices of comparable instruments.

Loans Held For Sale - The fair value of these loans has been based on market prices of similar loans traded in the secondary market.

Loans Receivable Held For Investment - For fair value estimation purposes, these loans have been categorized by type of loan (e.g., one to four unit residential) and then further segmented between adjustable or fixed rates. Where possible, the fair value of these groups of loans has been based on secondary market prices for loans with similar characteristics. The fair value of the remaining loans has been estimated by discounting the future cash flows using current interest rates being offered for loans with similar remaining terms to borrowers of similar credit quality. Prepayment estimates were based on historical experience and published data for similar loans.

Transaction Deposit Accounts - The estimated fair value of checking, savings, and money market deposit accounts is the amount payable on demand at the reporting dates.

Certificates Of Deposit - Fair value has been estimated by discounting the contractual cash flows using current market rates offered in the Company's market area for similar time deposits with comparable remaining terms.

FHLB Advances - Fair value was estimated by discounting the contractual cash flows using current market rates offered for advances with comparable conditions and remaining terms.

Securities Sold Under Agreements To Repurchase - Fair value was estimated by discounting the contractual cash flows using current market rates offered for borrowings with comparable conditions and remaining terms.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999 (Continued)
--------------------------------------------------------------------------------


Commitments To Extend Credit - The estimated fair values of commitments to fund loans are estimated using the fees currently charged to enter into similar agreements, considering the remaining terms of the agreements and the present cerditworthiness of the counterparties. For fixed rate loan commitments, the estimated fair values also incorporate the difference between current levels of interest rates for similar commitments and the committed rates.

Standby Letters Of Credit - The estimated fair values of standby letters of credit were determined by using the fees currently charged taking into consideration the remaining terms of the agreements and the creditworthiness of the counterparties.

The carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 1999 and 1998 were as follows:


                                                                   December 31, 1999              December 31, 1998
                                                                 ---------------------           ---------------------
                                                                Carrying     Estimated          Carrying     Estimated
                                                                  Amount    Fair Value            Amount    Fair Value
                                                                  ------    ----------            ------    ----------
                                                                                (Dollars In Thousands)
ASSETS:
   Cash and cash equivalents                                    $ 12,833      $ 12,833          $ 16,951      $ 16,951
   Investment securities available for sale                       11,463        11,463            19,410        19,410
   Mortgage backed securities available for sale                  57,716        57,716            98,006        98,006
   Mortgage backed securities held to maturity                        60            60                97            96
   Loans receivable held for investment, net                     360,686       364,129           298,775       306,215
   Loans held for sale                                                --            --             2,177         2,177
   FHLB stock                                                      3,213         3,213             3,039         3,039

LIABILITIES:
   Transaction deposit accounts                                  145,258       145,258           113,551       113,551
   Certificates of deposit                                       222,144       221,734           257,126       257,975
   Advances from the Federal Home Loan Bank                       49,582        48,009            35,182        35,780
   Securities sold under agreements to repurchase                  2,410         2,410             4,990         4,990

OFF-BALANCE SHEET
   Commitments to fund loans                                          --            --                --            --
   Standby letters of credit                                          --            --                --            --


The fair value estimates presented herein are based upon pertinent information available to management as of December 31, 1999 and 1998. The fair value amounts have not been comprehensively reevaluated since the reporting date. Therefore, current estimates of fair value and the amounts realizable in current secondary market transactions may differ significantly from the amounts presented herein.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999 (Continued)
--------------------------------------------------------------------------------


24.  RESTATEMENT

Subsequent  to  the  issuance  of  the  Company's  1998  consolidated  financial statements,  the Company's  management  determined  that costs  associated  with shares purchased in 1995 and 1996 for future  distribution under its stock award programs  were  recorded  as a  contra-equity  account  rather  than  an  asset.
Furthermore,  such shares were inappropriately  included in the weighted average shares outstanding used in earnings per share calculations.  As a result,  other assets and total stockholders'  equity as of December 31, 1998, and earnings per share for the years ended  December 31, 1998 and 1997,  have been  restated from amounts  previously  reported  in  order  to  conform  with  generally  accepted accounting  principles.  In  addition,  prior  years'  compensation  expense was understated by a cumulative amount of approximately $96,000 ($57,000 net of tax)
or $0.02 diluted earnings per share which is insignificant  and has been charged
to  1999  operations.   The  following  table  summarizes  the  effects  of  the
restatement by major financial statement line item.

                                                                   1998                                1997
                                                        ------------------------             -----------------------
                                                              As                                   As
                                                      Previously              As           Previously             As
                                                        Reported        Restated             Reported       Restated
                                                        --------        --------             --------       --------
                                                                   (Dollars In Thousands, Except Per Share Data)
At December 31:

Other assets                                            $  3,600        $  2,827

Total assets                                             454,819         454,046

Stockholders' equity                                      41,889          41,116              $47,933        $46,797



For The Year Ended December 31:

BASIC earnings per share                                 $  0.40         $  0.41              $  0.47        $  0.49

DILUTED earnings per share                               $  0.38         $  0.39              $  0.45        $  0.47

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999 (Continued)
--------------------------------------------------------------------------------


25.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of quarterly results:

                                                               First         Second          Third         Fourth
                                                             Quarter        Quarter        Quarter        Quarter
                                                             -------        -------        -------        -------
                                                                   (Dollars In Thousands, Except Share Data)
For The Year Ended December 31, 1999:

   Interest income                                            $8,225        $ 8,173        $ 8,578        $ 8,442
   Interest expense                                            4,451          4,268          4,218          4,453
   Provision for loan losses                                     220            200            265            150
   Non-interest revenue                                          684            778            564            479
   General & administrative expenses                           2,822          2,890          2,971          3,203
   Income tax expense                                            612            691            738            470
   Net income                                                    804            902            950            645

Shares applicable to Basic earnings per share              3,213,941      3,235,190      3,256,419      3,219,098
Basic earnings per share                                      $ 0.25         $ 0.28         $ 0.29          $0.20

Shares applicable to Diluted earnings per share            3,308,823      3,323,205      3,359,124      3,289,561
Diluted earnings per share                                    $ 0.24         $ 0.27          $0.28          $0.20

Cash dividends paid per share                                 $ 0.07         $ 0.00         $ 0.08         $ 0.00


                                                               First         Second          Third         Fourth
                                                             Quarter        Quarter        Quarter        Quarter
                                                             -------        -------        -------        -------
                                                                   (Dollars In Thousands, Except Share Data)
For The Year Ended December 31, 1998:

   Interest income                                           $ 7,325        $ 7,547         $7,749         $8,290
   Interest expense                                            4,377          4,591          4,621          4,999
   Provision for loan losses                                     109            496             77             10
   Non-interest revenue                                          400            492            498            787
   General & administrative expenses                           2,440          2,986          2,718          3,000
   Income tax expense                                            360             31            371            466
   Net income                                                    439            (65)           460            602

Shares applicable to Basic earnings per share (1)          3,631,389      3,578,417      3,480,227      3,316,916
Basic earnings (loss) per share (1)                           $ 0.12        $ (0.02)        $ 0.13         $ 0.18

Shares applicable to Diluted earnings per share (1)        3,787,948      3,578,417      3,613,173      3,407,916
Diluted earnings (loss) per share (1)                         $ 0.12        $ (0.02)        $ 0.13         $ 0.18

Cash dividends paid per share                                 $ 0.06         $ 0.00         $ 0.06         $ 0.00


-----------------------------------------
(1)  As Restated, see Note 24

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosures

         None.


                                    PART III

Item 10.  Directors And Executive Officers Of The Registrant

         The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2000, which will be filed no later than 120 days following Registrant's fiscal year end. Information concerning Executive Officers who are not Directors is also contained in Part I of this report pursuant to paragraph (b) of Item 401 of Regulation S-K in reliance on Instruction G.

Item 11.  Executive Compensation

         The information relating to Director and Executive Officer compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2000, excluding the Compensation Committee Report on Executive Compensation and the Stock Performance Graph, which will be filed no later than 120 days following the Registrant's fiscal year end.

Item 12.  Security Ownership Of Certain Beneficial Owners And Management.

         The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2000, which will be filed no later than 120 days following the Registrant's fiscal year end.

Item 13.  Certain Relationships And Related Transactions.

         The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2000, which will be filed no later than 120 days following the Registrant's fiscal year end.


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, And Reports On Form 8-K.

         (a)(1)   Financial Statements

         The following consolidated financial statements of the Registrant are filed as a part of this document under Item 8. Financial Statements and Supplementary Data.

          Consolidated Statements Of Financial Condition At December 31, 1999 And 1998.

          Consolidated Statements of Operations For Each Of The Years In The Three Year Period Ended December 31, 1999.

          Consolidated Statements Of Changes In Stockholders' Equity For Each Of The Years In The Three Year Period Ended December 31, 1999.

          Consolidated Statements Of Cash Flows For Each Of The Years In The Three Year Period Ended December 31, 1999.

          Notes To Consolidated Financial Statements.

          Independent Auditors' Report.

         (a)(2)   Financial Statement Schedules

         Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

         (a)(3)   Management Contracts (see Item 14 (c), below)

         (b) Reports on Form 8-K Filed  During the Quarter  Ended  December  31,
             1999

         None.

         (c) Exhibits Required by Securities and Exchange Commission  Regulation
             S-K

Exhibit Number
--------------
 3.1      Certificates Of Incorporation Of Monterey Bay Bancorp, Inc.*

 3.2      Bylaws Of Monterey Bay Bancorp, Inc. *

 4.0      Stock Certificate Of Monterey Bay Bancorp, Inc.*

10.1      Employment Agreement Between Monterey Bay Bancorp, Inc. And Marshall Delk

10.2      Change In Control Agreement Between Monterey Bay Bancorp, Inc. And Carlene Anderson

10.3      Change In Control Agreement Between Monterey Bay Bancorp, Inc. And Susan Davis

10.4      Change In Control Agreement Between Monterey Bay Bancorp, Inc. And Cynthia Girard

10.5      Change In Control Agreement Between Monterey Bay Bancorp, Inc. And Denis Poole

10.6      Change In Control Agreement Between Monterey Bay Bancorp, Inc. And Ben Tinkey

10.7      Change In Control Agreement Between Monterey Bay Bancorp, Inc. And Gary Tyack

10.8      Form Of Monterey Bay Bank Of Employee Severance Compensation Plan.*

10.9      Monterey Bay Bank 401(k) Plan.*

10.10     Monterey Bay Bank 1995 Retirement Plan For Executive Officers And Directors.*

10.11     Form Of Monterey Bay Bank Performance Equity Program For Executives.**

10.12     Form Of Monterey Bay Bank Recognition And Retention Plan For Outside Directors.**

10.13     Form Of Monterey Bay Bancorp, Inc. 1995 Incentive Stock Option Plan.**

10.14     Form Of Monterey Bay Bancorp, Inc. 1995 Stock Option Plan For Outside Directors.**

21        Subsidiary information is incorporated herein by reference to "Part I - Subsidiaries."

23        Consent Of Deloitte & Touche LLP, Independent Auditors.

27        Financial Data Schedule.

    * Incorporated herein by reference from the Exhibits to the Registration Statement on Form S-1, as amended, filed on September 21, 1994, Registration No. 33-84272.

   ** Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Stockholders' filed on July 26, 1995.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                 MONTEREY BAY BANCORP, INC.

                                                 By: /s/ Marshall G. Delk
                                                     ---------------------------
                                                 Marshall G. Delk
Date:  March 29, 2000                            President, Chief Operating
                                                 Officer, Director


         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name                                   Title                                                     Date
----                                   -----                                                     ----
/s/ Gene R. Friend                     Chairman of the Board of Directors                        March 29, 2000
-------------------------                 and Chief Executive Officer
Gene R. Friend


/s/ Marshall G. Delk                   President, Chief Operating Officer, Director              March 29, 2000
-------------------------
Marshall G. Delk


/s/ Mark R. Andino                     Chief Financial Officer (Principal Financial              March 29, 2000
-------------------------                 and Accounting Officer)
Mark R. Andino


/s/ P. W. Bachan                       Director                                                  March 29, 2000
-------------------------
P. W. Bachan


/s/ Edward K. Banks                    Director                                                  March 29, 2000
-------------------------
Edward K. Banks


/s/ Nicholas C. Biase                  Director                                                  March 29, 2000
-------------------------
Nicholas C. Biase


/s/ Diane S. Bordoni                   Director                                                  March 29, 2000
-------------------------
Diane S. Bordoni


/s/ Steven Franich                     Director                                                  March 29, 2000
-------------------------
Steven Franich


/s/ Donald K. Henrichsen               Director                                                  March 29, 2000
-------------------------
Donald K. Henrichsen


/s/ Stephen G. Hoffmann                Director                                                  March 29, 2000
-------------------------
Stephen G. Hoffmann


/s/ Gary L. Manfre                     Director                                                  March 29, 2000
-------------------------
Gary L. Manfre


/s/ McKenzie Moss                      Director                                                  March 29, 2000
-------------------------
McKenzie Moss


/s/ Louis Resetar, Jr.                 Director                                                  March 29, 2000
-------------------------
Louis Resetar, Jr.


/s/ Joseph Austin                      Director                                                  March 29, 2000
-------------------------
Joseph Austin