Form 10-Q
period 2000-03-31
MONTEREY BAY BANCORP INC
filed 2000-05-10
CIK 930429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

                                (831) 768 - 4800
              (Registrant's Telephone Number, Including Area Code)

                             WWW.MONTEREYBAYBANK.COM
                          (Registrant's Internet Site)

                            INFO@MONTEREYBAYBANK.COM
                     (Registrant's Electronic Mail Address)

Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     YES    X          NO
                          -----             -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,308,523 share of common stock, par value $0.01 per share, were outstanding as of May 3, 2000.

                    MONTEREY BAY BANCORP, INC. AND SUBSIDIARY
                                      INDEX

                                                                                                            PAGE
PART I. FINANCIAL INFORMATION

                 Item 1.   Financial Statements

                           Consolidated Statements Of Financial Condition As Of
                           March 31, 2000 (unaudited) And December 31, 1999                                 3 - 4

                           Consolidated Statements Of Operations (unaudited) For The Three
                           Months Ended March 31, 2000 And March 31, 1999                                   5 - 6

                           Consolidated Statement Of Stockholders' Equity (unaudited) For The
                           Three Months Ended March 31, 2000                                                  7

                           Consolidated Statements Of Cash Flows (unaudited) For The Three
                           Months Ended March 31, 2000 And March 31, 1999                                   8 - 9

                           Notes To Consolidated Financial Statements (unaudited)                          10 - 14

                 Item 2.   Management's Discussion And Analysis Of Financial Condition

                           And Results Of Operations                                                       15 - 32

                 Item 3.   Quantitative And Qualitative Disclosure About Market Risk                         32

PART II. OTHER INFORMATION

                 Item 1.   Legal Proceedings                                                                 33

                 Item 2.   Changes In Securities                                                             33

                 Item 3.   Defaults Upon Senior Securities                                                   33

                 Item 4.   Submission Of Matters To A Vote Of Security Holders                               33

                 Item 5.   Other Information                                                                 33

                 Item 6.   Exhibits And Reports On Form 8-K                                                  33

                           (a)  Exhibits

                           (10.15)  Employment Agreement Between Monterey Bay Bancorp, Inc.
                                    And C. Edward Holden

                           (27)  Financial Data Schedule

                           (b)  Reports On Form 8-K

Signature Page                                                                                               34

Item 1.  Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2000 (UNAUDITED) AND DECEMBER 31, 1999
(Dollars In Thousands, Except Per Share Amounts)
-------------------------------------------------------------------------------------------------------------------
                                                                                           March 31,   December 31,
                                                                                                2000           1999
                                                                                            --------       --------
ASSETS

Cash and cash equivalents                                                                   $ 16,707       $ 12,833
Securities available for sale, at estimated fair value:
     Investment securities (amortized cost of $11,461 and $11,456 at
          March 31, 2000 and December 31, 1999, respectively)                                 11,140         11,463
     Mortgage backed securities (amortized cost of $60,501 and $59,710
          at March 31, 2000 and December 31, 1999, respectively)                              58,667         57,716
Securities held to maturity, at amortized cost:
     Mortgage backed securities (estimated fair value of $46 and $60
          at March 31, 2000 and December 31, 1999, respectively)                                  46             60
Loans held for sale                                                                              344             --
Loans receivable held for investment (net of allowances for loan losses of
     $3,752 at March 31, 2000 and $3,502 at December 31, 1999)                               368,733        360,686
Investment in capital stock of the Federal Home Loan Bank, at cost                             3,258          3,213
Accrued interest receivable                                                                    2,765          2,688
Premises and equipment, net                                                                    6,979          7,042
Core deposit premiums and other intangible assets, net                                         2,743          2,918
Real estate acquired via foreclosure, net                                                         96             96
Other assets                                                                                   3,841          4,112
                                                                                            --------       --------
TOTAL ASSETS                                                                                $475,319       $462,827
                                                                                            ========       ========

See Notes to Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)
MARCH 31, 2000 (UNAUDITED) AND DECEMBER 31, 1999
(Dollars In Thousands, Except Per Share Amounts)
---------------------------------------------------------------------------------------------------------------
                                                                                      March 31,   December 31,
                                                                                           2000           1999
                                                                                      ---------      ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Demand deposits                                                                       $  16,179      $  17,316
NOW accounts                                                                             34,878         31,385
Savings deposits                                                                         16,109         15,312
Money market deposits                                                                    89,839         81,245
Certificates of deposit                                                                 224,992        222,144
                                                                                      ---------      ---------
   Total deposits                                                                       381,997        367,402
                                                                                      ---------      ---------

Advances from the Federal Home Loan Bank                                                 49,582         49,582
Securities sold under agreements to repurchase                                               --          2,410
Accounts payable and other liabilities                                                    3,370          2,630
                                                                                      ---------      ---------
     Total liabilities                                                                  434,949        422,024
                                                                                      ---------      ---------


Commitments and contingencies

STOCKHOLDERS' EQUITY

Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued)                  --             --
Common stock, $0.01 par value, 9,000,000 shares authorized;
     4,492,085 issued at March 31, 2000 and December 31, 1999;
     3,308,523 outstanding at March 31, 2000 and
     3,422,637 outstanding at December 31, 1999                                              45             45
Additional paid-in capital                                                               28,290         28,237
Retained earnings, substantially restricted                                              30,998         30,473
Unallocated ESOP shares                                                                  (1,093)        (1,150)
Treasury shares designated for compensation plans, at cost (104,238 shares
     at March 31, 2000 and 126,330 shares at December 31, 1999)                          (1,152)        (1,376)
Treasury stock, at cost (1,183,562 shares at March 31, 2000 and
     1,069,448 shares at December 31, 1999)                                             (15,450)       (14,257)
Accumulated other comprehensive income, net of taxes                                     (1,268)        (1,169)
                                                                                      ---------      ---------
     Total stockholders' equity                                                          40,370         40,803
                                                                                      ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $ 475,319      $ 462,827
                                                                                      =========      =========

See Notes to Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999
(Dollars In Thousands, Except Per Share Amounts)
---------------------------------------------------------------------------------------------------------------
                                                                                      FOR THE THREE MONTHS
                                                                                          ENDED MARCH 31,
                                                                                     --------------------------
                                                                                        2000               1999
                                                                                     -------            -------
INTEREST AND DIVIDEND INCOME:
   Loans receivable                                                                  $ 7,736            $ 6,296
   Mortgage backed securities                                                            959              1,528
   Investment securities and cash equivalents                                            355                401
                                                                                     -------            -------
         Total interest income                                                         9,050              8,225
                                                                                     -------            -------

INTEREST EXPENSE:
   Deposit accounts                                                                    3,839              3,914
   FHLB advances and other borrowings                                                    718                537
                                                                                     -------            -------
         Total interest expense                                                        4,557              4,451
                                                                                     -------            -------

NET INTEREST INCOME BEFORE PROVISION
     FOR ESTIMATED LOAN LOSSES                                                         4,493              3,774
PROVISION FOR ESTIMATED LOAN LOSSES                                                      250                220
                                                                                     -------            -------
NET INTEREST INCOME AFTER PROVISION
     FOR ESTIMATED LOAN LOSSES                                                         4,243              3,554
                                                                                     -------            -------

NON-INTEREST INCOME:
   (Loss) gain on sale of mortgage backed securities
      and investment securities, net                                                     (79)               217
   Commissions from sales of noninsured products                                         207                132
   Customer service charges                                                              280                233
   Income from loan servicing                                                             37                 17
   Other income                                                                           56                 85
                                                                                     -------            -------
         Total non-interest income                                                       501                684
                                                                                     -------            -------

See Notes to Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999
(Dollars In Thousands, Except Per Share Amounts)
--------------------------------------------------------------------------------

                                                            FOR THE THREE MONTHS
                                                               ENDED MARCH 31,
                                                              -----------------
                                                                2000       1999
                                                              ------     ------

GENERAL AND ADMINISTRATIVE EXPENSE:
   Compensation and employee benefits                          1,460      1,360
   Occupancy and equipment                                       312        285
   Deposit insurance premiums                                     47         42
   Data processing fees                                          289        243
   Legal and accounting expenses                                 209        106
   Supplies, postage, telephone, and office expenses             189        141
   Advertising and promotion                                     101         57
   Amortization of intangible assets                             175        174
   Other expense                                                 555        414
                                                              ------     ------
         Total general & administrative expense                3,337      2,822
                                                              ------     ------

INCOME BEFORE INCOME TAX EXPENSE                               1,407      1,416
INCOME TAX EXPENSE                                               608        612
                                                              ------     ------

NET INCOME                                                    $  799     $  804
                                                              ======     ======
EARNINGS PER SHARE:
     BASIC EARNINGS PER SHARE                                 $ 0.25     $ 0.25
                                                              ======     ======
     DILUTED EARNINGS PER SHARE                               $ 0.25     $ 0.24
                                                              ======     ======

See Notes to Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2000
(Dollars And Shares In Thousands)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                             Shares
                                                                                                                             Desig-
                                                                                                                              nated
                                                                                                                                For
                                                                                  Addi-                        Unal-           Com-
                                                        Common Stock             tional           Re-        located           pen-
                                                  -----------------------       Paid-In        tained           ESOP         sation
                                                    Shares         Amount       Capital      Earnings         Shares          Plans
                                                  --------       --------      --------      --------       --------       --------
Balance At December 31, 1999                         3,423       $     45      $ 28,237      $ 30,473       $ (1,150)      $ (1,376)
Purchase of treasury stock                            (120)            --            --            --             --             --
Director fees paid using
  treasury stock                                         6             --            21            --             --             --
Dividends paid ($0.08 per share)                        --             --            --          (274)            --             --
Amortization of stock
  compensation                                          --             --            32            --             57            224
Comprehensive income:
  Net income                                            --             --            --           799             --             --
  Other comprehensive income:
    Change in net unrealized
      loss on securities
      available for sale, net
      of taxes of $(101)                                --             --            --            --             --             --
  Reclassification adjustment
    for losses on securities
    available for sale included
    in income, net of taxes
    of $33                                              --             --            --            --             --             --
  Other comprehensive
    income, net                                         --             --            --            --             --             --
Total comprehensive income                              --             --            --            --             --             --
                                                  --------       --------      --------      --------       --------       --------
Balance at March 31, 2000                            3,309       $     45      $ 28,290      $ 30,998       $ (1,093)      $ (1,152)
                                                  ========       ========      ========      ========       ========       ========



                                                           Accum-
                                                           ulated
                                                            Other
                                                          Compre-
                                           Treasury       hensive
                                              Stock        Income         Total
                                           --------      --------      --------
Balance At December 31, 1999               $(14,257)     $ (1,169)     $ 40,803
Purchase of treasury stock                   (1,251)           --        (1,251)
Director fees paid using
  treasury stock                                 58            --            79
Dividends paid ($0.08 per share)                 --            --          (274)
Amortization of stock
  compensation                                   --            --           313
Comprehensive income:
  Net income                                     --            --           799
  Other comprehensive income:
    Change in net unrealized
      loss on securities
      available for sale, net
      of taxes of $(101)                         --          (145)         (145)
  Reclassification adjustment
    for losses on securities
    available for sale included
    in income, net of taxes
    of $33                                       --            46            46
                                                                       --------
  Other comprehensive
    income, net                                  --            --           (99)
                                                                       --------
Total comprehensive income                       --            --           700
                                           --------      --------      --------
Balance at March 31, 2000                  $(15,450)     $ (1,268)     $ 40,370
                                           ========      ========      ========

================================================================================

See Notes to Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999
(Dollars In Thousands)
-----------------------------------------------------------------------------------------------------------------------
                                                                                                FOR THE THREE MONTHS
                                                                                                   ENDED MARCH 31,
                                                                                             --------------------------
                                                                                                 2000              1999
                                                                                             --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                                   $    799          $    804

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization of premises and equipment                                           111               119
Amortization of intangible assets                                                                 175               174
Amortization of purchase premiums, net of accretion of discounts                                   13                86
Amortization of deferred loans fees                                                               (76)              (33)
Provision for loan losses                                                                         250               220
Federal Home Loan Bank stock dividends                                                            (44)              (50)
Gross ESOP expense before dividends received on unallocated shares                                 86               122
Compensation expense associated with stock compensation plans                                      47                72
Loss (gain) on sale of investment and mortgage-backed securities                                   79              (217)
Gain on sale of real estate acquired via foreclosure                                               --               (10)
Origination of loans held for sale                                                               (864)           (2,455)
Proceeds from sales of loans held for sale                                                        521             4,195
Increase in accrued interest receivable                                                           (77)              (59)
Decrease in other assets                                                                          270             1,314
Increase (decrease) in accounts payable and other liabilities                                     742              (454)
Other, net                                                                                       (151)             (289)
                                                                                             --------          --------
     Net cash provided by operating activities                                                  1,881             3,539
                                                                                             --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Net increase in loans held for investment                                                      (8,047)          (18,938)
Purchases of investment securities available for sale                                              --             3,807
Proceeds from sales of investment securities available for sale                                    --               251
Purchases of mortgage backed securities available for sale                                     (6,032)               --
Principal repayments on mortgage backed securities                                              1,463             8,023
Proceeds from sales of mortgage backed securities available for sale                            3,702                --
Purchases of premises and equipment                                                               (48)              (36)
                                                                                             --------          --------
     Net cash used in investing activities                                                     (8,962)           (6,893)
                                                                                             --------          --------


See Notes to Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)
THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999
(Dollars In Thousands)
------------------------------------------------------------------------------------------------------------------------
                                                                                                FOR THE THREE MONTHS
                                                                                                   ENDED MARCH 31,
                                                                                             --------------------------
                                                                                                 2000              1999
                                                                                             --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase (decrease) in deposits                                                            14,595            (1,978)
Proceeds (repayments) of FHLB advances, net                                                        --            (1,600)
Repayments of securities sold under agreements to repurchase, net                              (2,410)             (320)
Cash dividends paid to stockholders                                                              (274)             (246)
Purchases of treasury stock                                                                    (1,251)               --
Sales of treasury stock                                                                            79               278
Sales of stock for stock compensation plans                                                       216                --
                                                                                             --------          --------

     Net cash provided by (used in) financing activities                                       10,955            (3,866)
                                                                                             --------          --------
NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                                              3,874            (7,220)
CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                 12,833            16,951
                                                                                             --------          --------

CASH & CASH EQUIVALENTS AT END OF PERIOD                                                     $ 16,707          $  9,731
                                                                                             ========          ========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid during the period for:
     Interest on deposits and borrowings                                                     $  4,381          $  4,465
     Income taxes                                                                                 550               411


SUPPLEMENTAL DISCLOSURES OF NON CASH
INVESTING AND FINANCING ACTIVITIES

Real estate acquired in settlement of loans                                                        --               280


See Notes to Consolidated Financial Statements

NOTE 1:  Basis Of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

         Monterey Bay Bancorp, Inc. ("MBBC") is the holding company for Monterey Bay Bank ("Bank"). The Bank maintains a subsidiary, Portola Investment Corporation ("Portola"). These three companies are referred to herein on a consolidated basis as the "Company". The Company's headquarters are in Watsonville, California. The Company offers a broad range of financial services to both consumers and small businesses. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior year's consolidated financial statements to conform to the current presentation.

         These unaudited consolidated financial statements and the information under the heading "Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations" and the information under the heading "Item
3. Quantitative And Qualitative Disclosure About Market Risk" have been prepared with presumption that users of this interim financial information have read, or have access to, the most recent audited consolidated financial statements and notes thereto of Monterey Bay Bancorp, Inc. for the fiscal year ended December 31, 1999 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

         The preparation of the consolidated financial statements of Monterey Bay Bancorp, Inc. and subsidiary requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported revenues and expenses for the periods covered. These estimates are based on information available as of the date of the financial statements. Therefore, actual results could significantly differ from those estimates.

NOTE 2.  Computation Of Earnings Per Share

         The Company  calculates  earnings per share ("EPS") in accordance  with
Statement Of Financial  Accounting  Standards  ("SFAS") No. 128,  "Earnings  Per
Share".   All  of  the  Company's  net  income  has  been  available  to  common stockholders  during the periods  covered in this Form 10-Q. The following table reconciles  the  calculation  of the  Company's  Basic and  Diluted  EPS for the
periods indicated.
                                                           For The Three  Months
                                                              Ended March 31,
                                                     ----------------------------------
(In Whole Dollars And Whole Shares)                         2000                  1999
                                                     -----------           -----------
Net income                                           $   799,000           $   804,000
                                                     ===========           ===========

Average shares issued                                  4,492,085             4,492,085

Less weighted average:
   Uncommitted ESOP shares                              (175,195)             (211,133)
   Non-vested stock award shares                         (72,007)              (98,729)
   Treasury shares                                    (1,106,459)             (968,282)
                                                     -----------           -----------
Sub-total                                             (1,353,661)           (1,278,144)
                                                     -----------           -----------

Weighted average BASIC shares outstanding              3,138,424             3,213,941

Add dilutive effect of:
   Stock options                                          11,912                88,421
   Stock awards                                              489                 6,461
                                                     -----------           -----------
Sub-total                                                 12,401                94,882
                                                     -----------           -----------
Weighted average DILUTED shares outstanding            3,150,825             3,308,823
                                                     ===========           ===========
Earnings per share:
   BASIC EPS                                         $      0.25           $      0.25
                                                     ===========           ===========
   DILUTED EPS                                       $      0.25           $      0.24
                                                     ===========           ===========

NOTE 3:  Other Comprehensive Income

         Reclassification adjustments, as defined by SFAS No. 130, for realized net gains (losses) included in other comprehensive income for investment and mortgage backed securities classified as available for sale for the three months ended March 31, 2000 and 1999 are summarized as follows:

                                                           Three Months Ended
                                                                 March 31,
                                                            ------------------
                                                             2000         1999
                                                            -----        -----
                                                          (Dollars In Thousands)

Gross reclassification adjustment                           $ (79)       $ 217
Tax benefit (expense)                                          33          (90)
                                                            -----        -----
Reclassification adjustment, net of tax                     $ (46)       $ 127
                                                            =====        =====


         A reconciliation of the net unrealized gain or loss on available for sale securities recognized in other comprehensive income is as follows:



                                                           Three Months Ended
                                                                 March 31,
                                                            ------------------
                                                             2000         1999
                                                            -----        -----
                                                          (Dollars In Thousands)

Holding loss arising during the period, net of tax          $(145)       $ (97)
Reclassification adjustment, net of tax                        46         (127)
                                                            -----        -----
Net unrealized loss recognized in other
   comprehensive income                                     $ (99)       $(224)
                                                            =====        =====


NOTE 4:  Cash & Cash Equivalents

         For the purposes of reporting cash flows and the statement of financial condition, cash & cash equivalents includes cash on hand, amounts due from banks, federal funds sold, securities purchased under agreements to resell with original maturities of 90 days or less, certificates of deposit with original maturities of 90 days or less, investments in money market mutual funds, and US Treasury securities with original maturities of 90 days or less.

NOTE 5:  Stock Option Plans

         The Company maintains the 1995 Incentive Stock Option Plan and the 1995
Stock Option Plan For Outside  Directors.  All  outstanding  stock options under both of these plans vest upon a change in control of the Company.  The following tables summarize the combined status of these Plans:
                                                                Stock                              Stock          Average
                                                              Options            Stock           Options         Exercise
                              Stock            Stock     Cumulatively          Options         Available         Price Of
                            Options          Options       Vested And     Cumulatively        For Future           Vested
              Date       Authorized      Outstanding      Outstanding        Exercised            Grants          Options
              ----       ----------      -----------      -----------        ---------            ------          -------
          12/31/99          512,036          362,597          239,853           80,150            69,289            $9.51
           3/31/00          512,036          419,236          231,100           80,150            12,650            $9.51


Activity during the three months ended March 31, 2000 included:

Granted                            66,865
Canceled                           10,226
Exercised                               0
Vested                              1,473

         The exercise price of individual vested stock options ranged from a low of $9.10 per share to a high of $16.60 per share as of March 31, 2000.

         At the April 27, 2000 meeting of the Board of Directors, an additional 33,085 shares were authorized for the 1995 Incentive Stock Option Plan.

         The Company's Annual Meeting of Stockholders is scheduled for May 25, 2000. As set forth in the Company's Proxy Statement, a proposal to amend the 1995 Incentive Stock Option Plan has been submitted to stockholders. The Company's Board of Directors recommends the approval of this proposal. This proposal contains, among other factors, an increase in the number of shares reserved for issuance to 660,000 shares (exclusive of 97,929 shares reserved under the 1995 Stock Option Plan For Outside Directors) and a change in the minimum exercise price of all new option grants to 110% of the fair market value of the Company's common stock on the date of grant.

NOTE 6:  Stock Award Plans

         The Company maintains two stock award plans: a Performance Equity Program ("PEP") for Officers and a Recognition and Retention Plan ("RRP") for Outside Directors. Awards under these plans typically vest over a five year time period. Awards under the RRP are time-based, while awards under the PEP are both time-based and performance-based. All outstanding stock awards under the plans vest in the event of a change in control of the Company. The following tables summarize the status of these plans:

PEP:                                                                      Stock
                                                          Stock          Awards
                          Stock            Stock         Awards       Available
                         Awards           Awards   Cumulatively      For Future
            Date     Authorized      Outstanding         Vested          Grants
            ----     ----------      -----------         ------          ------
        12/31/99        141,677           30,864         79,038          31,775
         3/31/00        141,677           59,212         79,038           3,427

         Activity during the three months ended March 31, 2000 included:

Granted            28,994
Canceled              646
Vested                  0


RRP:                                                                      Stock
                                                           Stock         Awards
                           Stock            Stock         Awards      Available
                          Awards           Awards   Cumulatively     For Future
            Date      Authorized      Outstanding         Vested         Grants
            ----      ----------      -----------         ------         ------
        12/31/99          38,010            9,541         28,469              0
         3/31/00          38,010            8,713         29,297              0

         Activity during the three months ended March 31, 2000 included:

Granted                   0
Canceled                  0
Vested                  828

NOTE 7:  Commitments And Contingencies

         At March 31, 2000, the Company maintained commitments to sell $344 thousand in residential fixed rate mortgage loans on a servicing released basis and to originate $10.1 million in various types of loans. The Company maintained no commitments to purchase loans or securities, to assume borrowings, or to sell securities at March 31, 2000.

NOTE 8:  Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other securities or contracts, and hedging activities. As originally issued, SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In July, 1999, the FASB issued SFAS No. 137, Accounting For Derivative Instruments And Hedging Activities - Deferral Of The Effective Date Of FASB Statement No. 133. In general, SFAS No. 137 delays for one year the effective date of SFAS No. 133. The Company anticipates adopting SFAS No. 133 effective January 1, 2001. Because the Company did not maintain any derivatives at March 31, 2000, the impact of the adoption of SFAS No. 133 is not expected to be material.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Forward-looking Statements

         Discussions of certain matters in this Report on Form 10-Q may constitute forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and as such, may involve risks and uncertainties. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations, are generally identifiable by the use of words such as "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. These forward-looking statements relate to, among other things, expectations of the business environment in which Monterey Bay Bancorp, Inc. operates, projections of future performance, potential future credit experience, perceived opportunities in the market, and statements regarding the Company's mission and vision. The Company's actual results, performance, and achievements may differ materially from the results, performance, and achievements expressed or implied in such forward-looking statements due to a wide range of factors. These factors include, but are not limited to, changes in interest rates, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the US Government, real estate valuations, competition in the financial services industry ,and other risks detailed in the Company's reports filed with the Securities and Exchange Commission ("SEC") from time to time, including the Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

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

         At March 31, 2000, the Company had $475.3 million in total assets, $369.1 million in net loans receivable, and $382.0 million in total deposits. The Company is subject to regulation by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC"). The principal executive offices of the Company and the Bank are located at 567 Auto Center Drive, Watsonville, California, 95076, telephone number (831) 768 - 4800, facsimile number (831) 722 - 6794. The Company may also be contacted via electronic mail at: INFO@MONTEREYBAYBANK.COM. The Bank is a member of the Federal Home Loan Bank of San Francisco ("FHLB") and its deposits are insured by the FDIC to the maximum extent permitted by law.

         The  Company  conducts  business  from  eight  branch  offices  and its administrative facilities. In addition, the Company supports its customers through 24 hour telephone banking and ATM access through an array of networks including STAR, CIRRUS, and PLUS. Through its network of banking offices, the Bank emphasizes personalized service focused upon two primary markets: households and small businesses. The Bank offers a wide complement of lending and deposit products. The Bank also supports its customers by functioning as a federal tax depository, selling and purchasing foreign banknotes, issuing debit cards, providing domestic and international collection services, and supplying various forms of electronic funds transfer. Through its wholly-owned subsidiary, Portola Investment Corporation ("Portola"), the Bank provides, on an agency basis, mortgage life insurance, fire insurance, and a large selection of non-FDIC insured investment products including annuities, mutual funds, and individual securities.

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

Recent Developments

         Congress and the Federal Administration continue to consider a series of issues that may impact the financial services industry, including the Company. These issues include the potential reform of bankruptcy legislation, the possible privatization of or reduced government support for certain government sponsored enterprises, most notably the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA"), new capital rules for the FHLB System, and new federal regulations involving the privacy of customer information. The FDIC recently held hearings to discuss the potential merger of the bank and thrift federal deposit insurance funds, with some parties requesting the consideration of an increase in federal deposit insurance limits. In addition, legislators and regulators continue to develop new laws and rules as a result of implementing the landmark Gramm-Leach-Bliley Act, which modified laws that had governed and controlled the financial services industry for more than 50 years. The Company is unable to predict what, if any, legislation or regulation might be enacted and the potential impact of such legislation or regulation upon the Company's financial condition or results of operations.

         Since mid-1999, the Federal Reserve has implemented five 25 basis point increases in the target federal funds rate in response to various US economic trends, including low unemployment, strong expansion in gross domestic product, and increases in the consumer price index. While the Company, through its strategic plan and asset / liability management program, has been able to continue increasing its net interest income during this time period, additional future increases in interest rates could unfavorably impact the Company due to a number of factors, including the potential negative impacts upon the demand for loans and upon delinquencies. With further increases in general market interest rates, delinquencies might rise due to larger demands on customer cash flows associated with variable rate loans and due to reduced customer income should the higher general market interest rates slow the economy. Future actions by the Federal Reserve and the impacts from such actions are beyond the Company's ability to predict and control.

         On May 1, 2000. C. Edward Holden assumed the position of Chief Executive Officer of both Monterey Bay Bancorp, Inc. and Monterey Bay Bank, succeeding Eugene R. Friend. Mr. Friend will continue as Chairman of the Board of Monterey Bay Bancorp, Inc. and Monterey Bay Bank until the annual stockholders' meeting in 2001, after which he will retire. Mr. Holden, 52 years of age, has worked in the commercial banking industry for over 25 years, most recently as Executive Vice President and Senior Lending Officer for The Pacific Bank in San Francisco. Mr. Holden has a BS degree in mechanical engineering from the University Of California at Santa Barbara and an MBA from the University Of California at Los Angeles.

         The pending acquisitions of two local competing insured depository institutions appear to be moving closer to consummation. Coast Bancorp, Inc. and San Benito Bank are in the process of being purchased by Greater Bay Bancorp, Inc. and Pacific Capital Bancorp, Inc., respectively. These transactions continue the consolidation trend that has occurred in the Company's primary marketplaces over the past several years. The Company is currently evaluating the potential impacts of these acquisitions, with management considering various alternatives to acquire business currently served by the impacted institutions.


Overview Of Business Activity

         During the most recent quarter, the Company continued in its business strategy of evolving away from its traditional savings and loan roots toward more of a community banking orientation. Progress was realized during the quarter in loan mix, deposit composition, and fee income generation, particularly resulting from the sale of non-FDIC insured investment products through Portola. In addition, the Company continued to grow its customer base, with deposit accounts surpassing 28,000 for the first time in the Company's history. The Company regularly encourages and supports its employees' contributions to community organizations targeted at improving the quality of life in the Greater Monterey Bay Area and helping those individuals and groups in need of assistance.

         The Company's hiring of a Chief Executive Officer with extensive commercial banking experience constituted another step in progressing along its strategic plan. The new Chief Executive Officer materially augments the management team's knowledge of designing, implementing, and profitably delivering a broader range of financial products and services to small businesses.

         Thus far in 2000, the Company's primary market areas continued to see high demand for housing, strong real estate price appreciation, population increases, and economic expansion. The Company's primary market areas have also benefited from the ongoing growth in employment, geography, and financial capacity of the adjacent, technology oriented Silicon Valley area of the San Francisco Bay Area.

         During the first quarter of 2000, the Company also continued in its program of working to enhance shareholder value through capital management. The Company repurchased 120,000 shares of its common stock on the open market during the quarter and paid an $0.08 per share cash dividend, in addition to expanding total assets.

         The Company intends to continue pursuing this business strategy, explained in greater detail in the Company's Annual Report on Form 10-K for 1999, while seeking avenues for further growth in market share and product diversification. In that regard, the Company intends to launch its Internet Banking service later this year. Management believes that the continued consolidation occurring in the financial services industry will present opportunities to acquire personnel, branches, and customers from institutions being sold.

Changes In Financial Condition From December 31, 1999 To March 31, 2000

         Total assets increased $12.5 million, or 2.7%, from $462.8 million at December 31, 1999 to $475.3 million at March 31, 2000. This rise in assets was primarily fueled by a strong deposit performance.

         Cash & cash equivalents rose from $12.8 million at December 31, 1999 to $16.7 million at March 31, 2000. This increase was associated with management's plan to build short term funds in preparation for the maturity of a $4.0 million FHLB advance during April, 2000 and in order to cover customer deposit withdrawals which typically occur in April in conjunction with property and income tax payments. In addition, during the first quarter of 2000, the Bank invested in two certificates of deposit placed with minority controlled financial institutions as part of its ongoing commitment to community investment and assisting individuals in its market areas with low to moderate incomes.

         Investment and mortgage backed securities available for sale increased slightly from $69.2 million at December 31, 1999 to $69.8 million at March 31, 2000. While the balance was relatively constant, the mix in securities continued to shift toward shorter term collateralized mortgage obligations and away from longer term, fixed rate, traditional Agency pass-through mortgage backed securities. Management has targeted the lower duration instruments as better suited to the Company's strategic plan, providing greater periodic cash flow for reinvestment into loans and reducing the Company's exposure to increases in general market interest rates.

         Net loans receivable held for investment rose from $360.7 million at December 31, 1999 to $368.7 million at March 31, 2000 on the strength of $29.3 million in credit commitments during the quarter. The increase in loans was concentrated in the commercial & industrial real estate and multifamily loan portfolios, as the Company continued the diversification of its balance sheet away from the historical concentration in residential mortgage related assets. Residential loans as a percentage of gross loans declined from 43.4% to 42.5% during the first quarter of 2000. The Company also continued to market its "Business Express" line of credit product aimed at small businesses operating in the Company's local communities during the most recent three months, contributing to a rise in business line of credit loans outstanding.

         The Company's increasing volume of commercial & industrial real estate loans has reduced the Bank's qualified thrift lender test results, with the qualified thrift lender ratio declining from 70.4% at December 31, 1999 to 69.5% at March 31, 2000. Because the regulatory limit for the qualified thrift lender ratio is 65.0%, management is considering a number of alternatives, from restructuring certain portions of the balance sheet to applying for a commercial bank charter.

         Additional information regarding the composition of the Company's loan portfolio is presented in the following table:

                                                                 March 31,  December 31,
                                                                      2000         1999
                                                                 ---------    ---------
(Dollars In Thousands)

Held for investment:
   Loans secured by real estate:
      Residential one to four unit                               $ 167,970    $ 168,465
      Multifamily five or more units                                45,030       42,173
      Commercial and industrial                                     82,652       72,344
      Construction                                                  71,630       79,034
      Land                                                          15,051       13,930
                                                                 ---------    ---------
   Sub-total loans secured by real estate                          382,333      375,946

   Other loans:
      Home equity lines of credit                                    4,128        3,968
      Loans secured by deposits                                        348          385
      Consumer lines of credit, unsecured                              153          202
      Business term loans                                            6,584        6,670
      Business lines of credit                                       1,489        1,027
                                                                 ---------    ---------
   Sub-total other loans                                            12,702       12,252

   Sub-total gross loans held for investment                       395,035      388,198

   (Less) / Plus:
      Undisbursed construction loan funds                          (22,411)     (23,863)
      Unamortized purchase premiums, net of purchase discounts         137          134
      Deferred loan fees and costs, net                               (276)        (281)
      Allowance for estimated loan losses                           (3,752)      (3,502)
                                                                 ---------    ---------
Loans receivable held for investment, net                        $ 368,733    $ 360,686
                                                                 =========    =========
Held for sale:
   Residential one to four unit                                  $     344    $      --
                                                                 =========    =========



         Net loans available for sale increased from none at December 31, 1999 to $344 thousand at March 31, 2000. The Company continues to originate fixed rate residential loans for sale into the secondary market on a servicing released basis. This practice allows the Company to provide a full range of residential loan products to its customers without adding to the Company's sensitivity to rising interest rates.

         Intangible assets declined by $175,000 during the quarter in conjunction with periodic amortization. Under OTS regulations, intangible assets net of associated deferred tax liabilities reduce regulatory capital, resulting in lower capital ratios than would otherwise be the case.

         Total deposits increased from $367.4 million at December 31, 1999 to a record $382.0 million at March 31, 2000. Key trends within the deposit portfolio included:

o Checking account balances rose $2.4 million during the quarter. The Company continues to target increases in checking account balances as a source of low cost funds and non-interest income. During 2000, management plans to accelerate growth in this area through the introduction of a new, highly tiered SuperNOW product, the installation of an additional off-site ATM, advertising targeted at competitor branch locations being closed due to acquisitions, an internal employee incentive campaign, and the planned launch of Internet Banking.

o Customers reacted positively to the Bank's new "Money Market Plus" deposit account, which provides competitive, highly tiered rates for liquid funds. In conjunction with this product, total money market deposits rose from $81.2 million at December 31, 1999 to $89.8 million three months later.

o Certificate of deposit balances rose $2.8 million during the first quarter of 2000, as the Company continued two key sales efforts for this product line. Premium CD rates are made available to customers for whom the Bank is their primary financial services provider. The Company also promotes "CD Specials" of various terms and with various minimum balance requirements in response to competitive actions and in order to attract funds consistent with its asset / liability management program.

o Transaction accounts constituted 41.1% of total deposits at March 31, 2000, up from 39.5% three months earlier. This change in deposit mix is integral to the Company's strategic plan, as transaction accounts provide for a lower cost of funds versus most other funding sources, furnish opportunities for cross-selling other products and services to customers, are less interest rate sensitive than many other funding sources, and generate fee income.

         The Company's ratio of loans to deposits declined from 98.2% at December 31, 1999 to 96.6% at March 31, 2000, as the strong deposit growth during the quarter eclipsed the expansion in loans. If the recent favorable demand for loans continues, the Company expects this ratio to remain in excess of approximately 95.0%. Moreover, the Company is exploring various strategic alternatives for increasing its funding base, including new sites for traditional stand-alone branches and sites for branches domiciled within larger retail outlets. No assurance can, however, be provided that the Company will be successful in obtaining additional distribution and sales locations.

         Borrowings declined from $52.0 million at December 31, 1999 to $49.6 million at March 31, 2000, all of which was then comprised of FHLB advances. During the first quarter, MBBC repaid all of its securities sold under agreements to repurchase in conjunction with the sale of the associated securities. FHLB advances which matured in early 2000 were renewed and distributed throughout the year in order to lock in funding costs for a period of time in light of continued increases in interest rates implemented by the Federal Reserve.

         Total stockholders' equity declined from $40.8 million at December 31, 1999 to $40.4 million at March 31, 2000. Factors contributing to the decline included:

o the repurchase of 120,000 of the Company's common shares on the open market for $1.25 million

o the payment of $274 thousand in cash dividends (equivalent to $0.08 per share)

o a reduction in the fair market value of the portfolios of investments designated as available for sale

The above factors more than offset:

o    $799 thousand in net income for quarter

o    continued amortization of the Company's deferred stock compensation

o the election by certain Directors to have their Directors fees paid with common stock

     The Company's tangible book value per share was $11.37 at March 31, 2000.

Interest Rate Risk Management And Exposure

         In an effort to limit the Company's exposure to interest rate changes, management monitors and evaluates interest rate risk on a regular basis, including participation in the OTS Net Portfolio Value Model and associated regulatory reporting. Management acknowledges that interest rate risk and credit risk compose the two greatest financial exposures faced by the Company in the normal course of its business. The Company is not directly exposed to risks associated with commodity prices or fluctuations in foreign currency values.

         In recent quarters, the Company has maintained a net liability sensitivity in regards to net portfolio value, also referred to as market value of portfolio equity. This means that the fair value of the Company's assets is more volatile than that of its liabilities. This net liability sensitivity primarily arises from the longer term, fixed rate real estate loans and mortgage related securities maintained on the Company's balance sheet, for which the Company's only current match funding sources are demand deposit accounts, non interest bearing liabilities, a segment of core deposit transaction accounts, certain borrowings, and capital. A net liability sensitive position typically translates to improved net portfolio value during periods of falling general market interest rates. Conversely, this position presents the likelihood of reductions in net portfolio value during increasing rate environments. However, in addition to the overall direction of general market interest rates, changes in relative rates (i.e. the slope of the term structure of interest rates) and relative credit spreads also impact net portfolio value and the Company's profitability.

         Factors impacting the Company's net liability sensitivity during the first quarter of 2000 and forecast to affect the Company's interest rate exposure throughout 2000 include:

         Factors reducing net liability sensitivity:

            o The $11.7 million rise in transaction account balances during the first quarter of 2000, as transaction deposit accounts are typically less interest rate sensitive than many other sources of funding. The Company intends to continue pursuing growth in transaction deposits throughout 2000 as an integral part of its business strategy.

            o The sale of $3.7 million in high duration mortgage backed securities during the first quarter of 2000. The Company plans to make further such sales later in 2000 depending upon market conditions and cash needs.

            o The continued amortization and prepayment of long term, fixed rate loans and mortgage backed securities combined with the sale of new, long term, fixed rates loans into the secondary market and the focus of new security purchases in lower duration instruments.

            o The pending conversion during the last three quarters of 2000 of approximately $32.0 million in previously purchased "hybrid" residential loans from fixed rate to floating rate.

            o The Company's pricing for new loan originations has been skewed to encourage adjustable rate lending and hybrid lending with shorter initial fixed rate periods.

         Factors increasing net liability sensitivity:

            o Slowing prepayment speeds on certain fixed rate whole loan and mortgage related security positions in conjunction with reduced consumer refinance activity. The slower prepayment speeds increase the average lives of these assets and provide less periodic cash flow for reinvestment into alternative assets that would likely be more interest rate sensitive.

Liquidity

         Liquidity is actively managed to ensure sufficient funds are available to meet ongoing needs of both the Company in general and the Bank in particular. Liquidity management includes projections of future sources and uses of funds to ensure the availability of sufficient liquid reserves to provide for unanticipated circumstances. The Company's primary sources of funds are customer deposits, principal and interest payments on loans and securities, FHLB advances and other borrowings, and, to a lesser extent, proceeds from sales of loans and securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and prepayments on mortgage related assets are significantly influenced by general market interest rates, economic conditions, and competition.

         At March 31, 2000, the Company maintained $16.7 million in cash and cash equivalents, untapped borrowing capacity of $108.7 million at the FHLB-SF, and significant excess collateral in both loans and securities; collateral which is available for either liquidation or secured borrowings in order to meet future liquidity requirements. In addition, during the first quarter of 2000, the Bank was granted a $10.0 million federal funds line of credit from a correspondent financial institution. However, there can be no assurance that funds from this new line of credit will be available at all times, or that the line will be maintained in future periods.

         The Bank is working to further enhance its liquidity by seeking additional federal funds lines of credit from correspondent banks and by pledging certain multifamily loans to the FHLB-SF in order to bolster its borrowing capacity. However, there can be no assurance that the Bank will be successful in obtaining additional federal funds lines of credit. In addition, during the first quarter of 2000, MBBC and the Bank each entered into several Master Repurchase Agreements to permit securities sold under agreements to repurchase transactions with a greater number of counterparties.

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

         Throughout the first three months of 2000, the regulatory liquidity ratio of the Bank exceeded regulatory requirements, with the average ratio for the quarter equaling 6.67%. The Company's strategy generally is to maintain its regulatory liquidity ratio near the required minimum in order to maximize borrowing capacity by pledging loans and securities and in order to maximize its yield through alternative investments.

         At March 31, 2000, MBBC had cash & cash equivalents of $528 thousand. Following the sale of its security portfolio during the first quarter of 2000 and the use of those proceeds largely to repurchase shares, MBBC's primary sources of funds are annual (December) payments from the Bank in conjunction with the ESOP, the sale of Treasury shares in conjunction with stock compensation plans, and payments on the $5.0 million commercial business term loan primarily secured by stock in an insured depository institution and maintained on non-accrual status at March 31, 2000. Due to additional capital requirements implemented by the OTS for the Bank, the Bank is currently limited in its ability to pay dividends to MBBC. As a result of the foregoing, MBBC may be constrained in its ability to pay stockholder cash dividends and / or repurchase additional shares of common stock in future periods.

Capital Resources And Regulatory Capital Compliance

         The Federal Deposit  Insurance Act of 1991 ("FDICIA")  required the OTS to implement a system providing for regulatory  sanctions  against  institutions that are not adequately  capitalized.  The severity of these sanctions increases to the extent that an  institution's  capital falls further below the adequately capitalized  thresholds.  Under  FDICIA,  the OTS issued  the Prompt  Corrective
Action ("PCA")  regulations which  established  specific capital ratios for five separate capital categories as set forth below:
                                                  Core Capital            Core Capital            Total Capital
                                                  To Adjusted                  To                       To
                                                  Total Assets            Risk-weighted           Risk-weighted
                                                (Leverage Ratio)             Assets                   Assets
                                                ----------------             ------                   ------
Well capitalized                                  5% or above              6% or above             10% or above
Adequately capitalized                            4% or above              4% or above             8% or above
Undercapitalized                                    Under 4%                Under 4%                 Under 8%
Significantly undercapitalized                      Under 3%                Under 3%                 Under 6%
Critically undercapitalized                      Ratio of tangible equity to adjusted total assets of 2% or less

         The following  table  summarizes the capital ratios  required by FDICIA for an institution to be considered well  capitalized and the Bank's  regulatory capital at March 31, 2000 as compared to such ratios.
                                           Core Capital              Core Capital To             Total Capital To
                                           To Adjusted                Risk-weighted               Risk-weighted
                                           Total Assets                   Assets                      Assets
                                      -----------------------     -----------------------     -----------------------
                                         Balance     Percent         Balance     Percent         Balance     Percent
                                         -------     -------         -------     -------         -------     -------
                                                                  (Dollars In Thousands)
Bank regulatory capital                 $ 33,512       7.14%        $ 33,512      10.03%        $ 37,064      11.09%
Well capitalized requirement              23,468       5.00%          20,047       6.00%          33,411      10.00%
                                        --------       -----        --------      ------        --------      ------

Excess                                  $ 10,044       2.14%        $ 13,465       4.03%        $  3,653       1.09%
                                        ========       =====        ========      ======        ========       =====

Adjusted assets (1)                     $469,356                    $334,109                    $334,109
                                        ========                    ========                    ========

-----
(1) The above line for "adjusted assets" refers to the term "adjusted total assets" as defined in 12 C.F.R. Section 567.1(a) for purposes of core capital requirements, and refers to the term "risk-weighted assets" as defined in C.F.R.
Section 567.1(bb) for purposes of risk-based capital requirements.

         The Bank has been informed by the OTS that it is to maintain its regulatory capital ratios at levels no less than those in effect at December 31, 1999 until further notice (see "Special Residential Loan Pool"). The following table demonstrates the Bank's compliance with this institution-specific regulatory capital requirement.

                                            March 31, 2000    December 31, 1999
                                            --------------    -----------------

Core capital to adjusted total assets                7.14%                7.11%
Core capital to risk-weighted assets                10.03%                9.58%
Total capital to risk-weighted assets               11.09%               10.56%

         The Bank is also subject to OTS capital regulations under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") and amendments thereto. These regulations require the Bank to maintain: (a) tangible capital of at least 1.5% of adjusted total assets (as defined in the regulations), (b) core capital of at least 4.0% of adjusted total assets (as defined in the regulations), and (c) total capital of at least 8.0% of risk-weighted assets (as defined in the regulations).

         The following table summarizes the regulatory capital requirements under FIRREA for the Bank. As indicated in the table, the Bank's capital levels at March 31, 2000 exceeded all three of the currently applicable minimum FIRREA capital requirements.

                                                                   Percent Of
                                                                     Adjusted
(Dollars In Thousands)                                                  Total
                                                  Amount               Assets
                                                  ------               ------
Tangible Capital
Regulatory capital                               $33,512                7.14%
Minimum required                                   7,040                1.50%
                                                 -------                -----
Excess                                           $26,472                5.64%
                                                 =======                =====
Core Capital
Regulatory capital                               $33,512                7.14%
Minimum required                                  18,774                4.00%
                                                 -------                -----
Excess                                           $14,738                3.14%
                                                 =======                =====

                                                                   Percent Of
                                                                        Risk-
                                                                     Weighted
                                                  Amount               Assets
                                                 -------               ------
Risk-based Capital
Regulatory capital                               $37,064               11.09%
Minimum required                                  26,729                8.00%
                                                 -------               ------
Excess                                           $10,335                3.09%
                                                 =======               ======

         At March 31, 2000, the Bank's regulatory capital levels exceeded the thresholds required to be classified as a "well capitalized" institution. The Bank's regulatory capital ratios detailed above do not reflect the additional capital (and assets) maintained by MBBC. Management believes that, under current regulations and institution-specific requirements, the Bank will continue to meet its minimum capital requirements. However, events beyond the control of the Bank, such as changing interest rates or a downturn in the economy or real estate markets in the areas where the Bank has most of its loans, could adversely affect future earnings and, consequently, the ability of the Bank to meet its future minimum regulatory capital requirements.

Asset Quality / Credit Profile

Non-performing Assets

         The following table sets forth information regarding non-performing assets at the dates indicated.

(Dollars In Thousands)                                                                   March 31,         December 31,
                                                                                              2000                 1999
                                                                                            ------               ------
Outstanding Balances Before Valuation Reserves
Non-accrual loans                                                                           $5,198               $6,888
Loans 90 or more days delinquent and accruing interest                                          --                   --
Restructured loans in compliance with modified terms                                         1,277                1,294
                                                                                            ------               ------

Total gross non-performing loans                                                             6,475                8,182

Investment in foreclosed real estate before valuation reserves                                  96                   96
Repossessed consumer assets                                                                     --                   --
                                                                                            ------               ------

Total gross non-performing assets                                                           $6,571               $8,278
                                                                                            ======               ======

Gross non-accrual loans to total loans                                                        1.39%                1.89%
Gross non-performing loans to total loans                                                     1.74%                2.25%
Gross non-performing assets to total assets                                                   1.38%                1.79%
Allowance for loan losses                                                                   $3,752               $3,502
Valuation allowances for foreclosed real estate                                             $   --               $   --

         Non-accrual loans at March 31, 2000 consisted of a three residential mortgages and a $5.0 million term business loan primarily secured by the common stock of a depository institution. The borrower for this loan is current in its payments. However, the loan has been maintained on non-accrual status due to concern regarding the borrower's potential sources of funds to repay the loan at maturity. The Company has established a $200 thousand specific reserve for this loan. Real estate acquired via foreclosure at March 31, 2000 consisted of one residential property.

Criticized And Classified Assets

         The following table presents information concerning the Company's inventory of criticized ("OAEM") and classified ("substandard" and lower) assets. The category "OAEM" refers to "Other Assets Especially Mentioned", or those assets which present indications of potential future credit deterioration.

(Dollars In Thousands)     OAEM   Substandard    Doubtful      Loss       Total
                           ----   -----------    --------      ----       -----

December 31, 1999        $7,940        $8,574        $ --     $ 200     $16,714
March 31, 2000           $5,116        $7,815        $ --     $ 200     $13,131

         Classified assets as a percent of stockholders' equity declined from 21.5% at December 31, 1999 to 19.9% at March 31, 2000. Real estate markets in the Company's primary business areas were generally vibrant during the first quarter of 2000, with strong demand for most types of property leading to price appreciation, low loan delinquencies, and limited foreclosures.

Impaired Loans

         At March 31, 2000, the Company maintained total gross impaired loans, before specific reserves, of $6.5 million, constituting 11 credits. This compares to gross impaired loans of $8.2 million at December 31, 1999. Of the total impaired loans at March 31, 2000, $1.3 million were either fully current or exhibited only minor delinquency and were therefore maintained on accrual status. Interest is accrued on impaired loans on a monthly basis except for those loans that are 90 or more days delinquent or those loans which are less than 90 days delinquent but where management has identified concerns regarding the collection of the credit. For the three months ended March 31, 2000, accrued interest on impaired loans was $7 thousand and interest of $148 thousand was received in cash. If all non-accrual loans has been performing in accordance with their original loan terms, the Company would have recorded interest income of $133 thousand during the three months ended March 31, 2000, instead of interest income actually recognized on cash payments of $121 thousand.

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

         At March 31, 2000, the outstanding balance of this mortgage loan pool was $32.8 million, with $0.8 million receivable during April, 2000 based upon prepayments and scheduled principal for March, 2000. At December 31, 1999, the outstanding principal balance of this mortgage loan pool was $35.0 million, with $1.2 million in principal receivable during January, 2000. Because the residential loans contain a substantial upward rate reset feature in the year 2000, the Bank anticipates that the pool will continue experiencing significant prepayments. The Bank continues to report to the OTS in this regard on a monthly basis.

         Through March 31, 2000, the seller / servicer performed per the loan servicing agreement, making scheduled principal and interest payments to the Bank while also absorbing all credit losses on the loan portfolio. Management believes that the seller / servicer has both the capacity and intent to continue performing per the terms of the loan servicing agreement and therefore does not anticipate realizing credit losses on this residential mortgage pool.

         During the first quarter of 2000, the Bank was informed by the OTS that:

1. all loans associated with this loan pool would be required to be assigned to the 100% risk based capital category in calculating regulatory capital ratios that incorporate risk weighted assets

2. the Bank's regulatory capital position at December 31, 1999 and thereafter was mandated to reflect the above requirement

3. until further notice, the Bank's regulatory capital ratios were required to be maintained at levels no lower than the levels at December 31, 1999

         Because remaining a "well capitalized" financial institution is integral to the Bank's business strategy and due to the planned generation of additional regulatory capital in 2000 through a combination of net income, amortization of deferred stock compensation, and amortization of intangible assets, management does not foresee that the aforementioned requirements will have a material adverse impact upon the Company in 2000. However, depending upon the tenure of and any potential modification of the additional requirements, as determined by the OTS, such requirements could present an unfavorable impact upon MBBC's liquidity and ability to pay cash dividends to stockholders and conduct share repurchases, as a result of potential restrictions upon the Bank's ability to pay dividends to MBBC.

Allowance For Loan Losses

         The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in the loan portfolio. In determining levels of risk, management considers a variety of factors, including, but not limited to, asset classifications, economic trends, industry experience and trends, geographic concentrations, estimated collateral values, historical loan loss experience, and the Company's underwriting policies. The allowance for loan losses is maintained at an amount management considers adequate to cover losses in loans receivable which are deemed probable and estimable. While management uses the best information available to make these estimates, future adjustments to allowances may be necessary due to economic, operating, regulatory, and other conditions that may be beyond the Company's control. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgements different from those of management.

         The following  table presents  activity in the Company's  allowance for loan losses during the three months ended March 31, 2000 and March 31, 1999:
                                                                           Three Months Ended March 31,
                                                                           --------------------------
                                                                             2000              1999
                                                                            -------           -------
Allowance For Loan Losses                                                    (Dollars In Thousands)
-------------------------
Balance at beginning of year                                                $ 3,502           $ 2,780
   Charge-offs:  Residential one to four unit real estate loans                  --              (113)
   Recoveries                                                                    --                --
   Provision for loan losses                                                    250               220
                                                                            -------           -------
Balance at March 31                                                         $ 3,752           $ 2,887
                                                                            =======           =======

Ratio of net charge-offs during the period to average gross loans
   outstanding during the period net of undisbursed loan funds                 0.00%             0.14%


         Additional ratios applicable to the allowance for loan losses include:
                                                                     March 31, 2000      December 31, 1999
                                                                     --------------      -----------------
Allowance for loan losses as a percent of non-performing loans            57.94%              42.80%

Allowance for loan losses as a percent of gross loans receivable
     net of undisbursed loan funds                                         1.01%               0.96%

Allowance for loan losses as a percent of classified assets               46.81%              39.91%

         The provision for loan losses recorded during the first quarter of 2000 primarily resulted from growth in the size of the loan portfolio and from the portfolio's continuing diversification away from its historic concentration in residential real estate. Management anticipates that further growth in loans receivable and ongoing emphasis on the origination of construction and commercial real estate loans will result in future provisions and in an increase in the ratio of the allowance for loan losses to loans outstanding. Experience across the financial services industry indicates that construction and commercial real estate loans present greater risks than residential real estate loans, and therefore should be accompanied by suitably higher levels of reserves.

Comparison Of Operating Results For The Three Months Ended March 31, 2000 and March 31, 1999

General

         For the quarter ended March 31, 2000, the Company reported net income of $799 thousand, equivalent to $0.25 basic and diluted earnings per share. This compares to net income of $804 thousand, or $0.25 basic earnings per share and $0.24 diluted earnings per share during the first quarter of 1999. Net income during the fourth quarter of 1999 (the immediately preceding quarter) was $645 thousand, equivalent to $0.20 basic and diluted earnings per share.

Interest Rate Environment

         The table below presents an overview of the interest rate environment during the most recent five quarters. Market interest rates generally trended upward during this time period, with an acceleration starting in mid 1999, as the Federal Reserve commenced what has become five separate 25 basis point increases in its target federal funds rate. The Treasury yield curve became steeper during 1999, after starting the year with just a 63 basis point yield differential between a three month Treasury bill and a 30 year Treasury bond. Then, in 2000, the Treasury curve inverted at the longer end, with the 30 year Treasury bond often presenting a lower yield to maturity than the 2 year Treasury note. This inversion stemmed from a number of factors, including the US Government's repurchasing of longer dated Treasury securities in conjunction with the growing federal budget surplus. Note that the 11th District Cost Of Funds Index ("COFI") is by nature a lagging index that trails changes in more responsive interest rate indices such as those associated with the Treasury or LIBOR markets.

Index                  12/31/98   3/31/99   6/30/99   9/30/99  12/31/99  3/31/00
-----                  --------   -------   -------   -------  --------  -------
3 month Treasury bill     4.46%     4.47%     4.76%     4.85%     5.31%    5.89%
6 month Treasury bill     4.54%     4.52%     5.03%     4.96%     5.73%    6.14%
1 year Treasury bill      4.52%     4.71%     5.05%     5.18%     5.96%    6.24%
2 year Treasury note      4.53%     4.98%     5.52%     5.60%     6.24%    6.48%
5 year Treasury note      4.54%     5.10%     5.65%     5.76%     6.34%    6.32%
30 year Treasury bond     5.09%     5.62%     5.97%     6.05%     6.48%    5.84%
Prime rate                7.75%     7.75%     7.75%     8.25%     8.50%    9.00%
COFI                      4.66%     4.52%     4.50%     4.61%     4.85%    5.00%

Net Interest Income

         Net interest income rose $719 thousand (19.1%) from $3.8 million during the quarter ended March 31, 1999 to $4.5 million during the most recent three months. This increase stemmed from a larger average balance sheet and improved spreads. For example, the Company's average spread on total assets expanded from 3.33% during the quarter ended March 31, 1999 to 3.88% during the most recent three months. The following factors contributed toward the improvement in spreads:

o Average loans as a percentage of average total assets increased from 69.1% during the first quarter of 1999 to 79.2% during the first quarter of 2000. This change in assets mix was particularly beneficial to the Company's spreads because loans are, by a significant margin, the Company's highest yielding asset category.

o Transaction deposit accounts comprised a greater percentage of average total deposits during the most recent quarter (39.3%) than during the same quarter a year earlier (32.9%). This change in deposit mix was also particularly beneficial to the Company's spreads, as transaction deposit accounts present a significantly lower cost of funds than do certificates of deposit.

o The average rate on interest earning assets was 8.18% during the first quarter of 2000, up 61 basis points from a year earlier. In contrast, the Company's average cost of interest bearing liabilities was just 3 basis points higher during the first quarter of 2000 than during the first three months of 1999. The Company was able to constrain the average cost of its funding in a rising general market interest rate environment by the shift in the deposit mix and by having a portion of its wholesale borrowings locked in at a fixed rate for an extended period of time.

         The following  table presents the average  annualized  rate earned upon each major category of interest earning assets, the average annualized rate paid for each major category of interest bearing  liabilities,  and the resulting net interest  spread,  net interest  margin,  and average  interest  margin on total assets for the periods indicated.  Annualized rates were calculated by using the day counts  (e.g.  30/360,  actual/365)  applicable  to each major  category  of financial instruments.
                                         Three Months Ended March 31,2000         Three Months Ended March 31, 1999
                                      ------------------------------------        -----------------------------------
(Dollars In Thousands)                 Average                     Average         Average                   Average
                                       Balance      Interest          Rate         Balance     Interest         Rate
                                       -------      --------          ----         -------     --------         ----
Assets
Interest earning assets:
   Cash equivalents (1)                $  6,959      $     99         5.75%       $  6,005     $     70         4.64%
   Investment securities (2)             11,465           210         7.31%         18,799          294         6.26%
   Mortgage backed securities (3)        54,358           959         7.06%         94,097        1,528         6.50%
   Loans receivable, net (4)            366,511         7,736         8.44%        312,815        6,296         8.05%
   FHLB stock                             3,248            46         5.70%          3,076           37         4.76%
                                       --------      --------                     --------     --------
Total interest earning assets           442,541         9,050         8.18%        434,792        8,225         7.57%
                                                     --------                                  --------
Non-interest earnings assets             20,150                                     18,102
                                       --------                                   --------
Total assets                           $462,691                                   $452,894
                                       ========                                   ========
Liabilities & Equity
Interest bearing liabilities:
   NOW accounts                        $ 31,377           121         1.55%       $ 20,657           75         1.44%
   Savings accounts                      15,205            68         1.80%         15,301           68         1.76%
   Money market accounts                 82,220           873         4.27%         68,309          692         4.02%
   Certificates of deposit              224,585         2,777         4.97%        248,239        3,079         4.92%
                                       --------      --------                     --------     --------
   Total interest-bearing deposits      353,387         3,839         4.37%        352,506        3,914         4.41%
   FHLB advances                         49,614           708         5.74%         35,050          478         5.41%
   Other borrowings(5)                      622            10         6.47%          4,310           59         5.46%
                                       --------      --------                     --------     --------
Total interest-bearing liabilities      403,623         4,557         4.54%        391,866        4,451         4.51%
Demand deposit accounts                  16,304                                     17,457
Other non-interest bearing                3,090                                      2,256
                                       --------                                   --------
liabilities
Total liabilities                       423,017                                    411,579
Stockholders' equity                     39,674                                     41,315
                                       --------                                   --------
Total liabilities & equity             $462,691                                   $452,894
                                       ========                                   ========
Net interest income                                  $  4,493                                  $  3,774
                                                     ========                                  ========
Interest rate spread (6)                                              3.64%                                     3.06%
Net interest earning assets              38,917                                     42,928
Net interest margin (7)                                  4.06%                                     3.47%
Net interest income /
     average total assets                                3.88%                                     3.33%
Interest earnings assets /
     interest bearing liabilities          1.10                                       1.11

Average balances in the above table were calculated using average daily figures.
-----------------------------
(1) Includes federal funds sold, money market fund investments, banker's acceptances, commercial paper, interest earning deposit accounts, and securities purchased under agreements to resell.
(2)  Includes  investment  securities  both  available  for  sale  and  held  to maturity.
(3) Includes mortgage backed securities, including CMO's, both available for sale and held to maturity.
(4) In computing the average balance of loans receivable, non-accrual loans and loans held for sale have been included. Amount is net of deferred loan fees, premiums and discounts, and undisbursed loan funds. Interest income on loans includes amortized loan fees of $76,000 and $33,000 in 2000 and 1999, respectively.
(5) Includes federal funds purchased and securities sold under agreements to repurchase.
(6) Interest rate spread represents the difference between the average rate on interest earning assets and the average rate on interest bearing liabilities.
(7) Net interest margin equals net interest income before provision for estimated loan losses divided by average interest earning assets.

Rate / Volume Analysis

         The following table utilizes the figures from the preceding table to present a comparison of interest income and interest expense resulting from changes in volumes and the rates on average interest earning assets and average interest bearing liabilities for the periods indicated. Changes in interest income or interest expense attributable to volume changes are calculated by multiplying the change in volume by the prior period average interest rate. The changes in interest income or interest expense attributable to interest rate changes are calculated by multiplying the change in interest rate by the prior year period volume. The changes in interest income or interest expense attributable to the combined impact of changes in volume and changes in interest rate are calculated by multiplying the change in rate by the change in volume.

                                                                          Three Months Ended March 31, 2000
                                                                                     Compared To
                                                                           Three Months Ended March 31, 1999
                                                                 ------------------------------------------------------
                                                                                                 Volume
                                                                  Volume            Rate          /Rate             Net
                                                                 -------         -------        -------         -------
(Dollars In Thousands)

Interest-earning assets
-----------------------
Cash equivalents                                                 $    11         $    17        $     1         $    29
Investment securities                                               (115)             49            (18)            (84)
Mortgage backed securities                                          (646)            132            (55)           (569)
Loans receivable, net                                              1,081             305             54           1,440
FHLB Stock                                                             2               7             --               9
                                                                 -------         -------        -------         -------
     Total interest-earning assets                                   333             510            (18)            825
                                                                 -------         -------        -------         -------
Interest-bearing liabilities
----------------------------
NOW Accounts                                                          39               6              1              46
Savings accounts                                                      (1)              1             --              --
Money market accounts                                                140              43             (2)            181
Certificates of deposit                                             (291)             31            (42)           (302)
                                                                 -------         -------        -------         -------
Total interest-bearing deposits                                     (113)             81            (43)            (75)
FHLB advances                                                        197              29              4             230
Other borrowings                                                     (50)             11            (10)            (49)
                                                                 -------         -------        -------         -------
     Total interest-bearing liabilities                               34             121            (49)            106
                                                                 -------         -------        -------         -------
Increase (decrease) in net interest income                       $   299         $   389        $    31         $   719
                                                                 =======         =======        =======         =======

Interest Income

         Interest income increased from $8.2 million during the quarter ended March 31, 1999 to $9.1 million during the three months ended March 31, 2000 primarily due to significantly higher interest income on loans.

         Interest income on loans rose from $6.3 million during the first three months of 1999 to $7.7 million during the most recent quarter due to a combination of greater volumes and higher rates. The greater volume stemmed from the Company's continuing to experience strong loan demand combined with a reduction in prepayment rates during 2000 as higher general market interest rates slowed customer refinance activity. The higher rates on loans resulted from two factors:

o a loan mix which has become less concentrated in lower yielding residential mortgages, in favor of higher yielding income property and construction loans

o the upward repricing of adjustable rate loans within the Company's loan portfolio in conjunction with higher general market interest rates

         Interest income on cash equivalents and FHLB stock increased from $70 thousand to $99 thousand and from $37 thousand to $46 thousand, respectively, from the first quarter of 1999 to the first quarter of 2000 due to both greater average balances and higher yields. The higher yields primarily stemmed from the increase in general market interest rates, particularly the federal funds rate. In addition, yields on cash equivalents were bolstered during the most recent quarter by the Company's improving the sophistication of its cash management function, conducting a broader range of business (e.g. securities purchased under agreements to resell) with an expanded number of counterparties.

         Interest income on investment securities decreased from $294 thousand during the first quarter of 1999 to $210 thousand during the first three months of 2000. This decline was caused by the impact of a smaller portfolio more than offsetting higher yields stemming from adjustable rate investments. Over the past year, the Company has sold investment securities in order to fund a portion of the growth in its net loans receivable.

         Interest income on mortgage backed securities declined from $1.5 million during the first quarter of 1999 to $959 thousand during the first quarter of 2000, as the effect of lower average balances more than offset the impact of higher yields. Similar to investment securities, the Company has been using amortization and sales of mortgage backed securities over the past year to fund loan originations. Yields on mortgage backed securities were higher in the most recent quarter versus one year earlier due to a combination of the sale of lower coupon instruments in prior periods and due to reduced premium amortization in 2000 stemming from slower prepayment speeds.

Interest Expense

         Interest expense on deposits declined slightly from $3.9 million during the first quarter of 1999 to $3.8 million during the first quarter of 2000 despite a small increase in average interest bearing deposits and higher average effective rates across all deposit product lines stemming from the higher level of general market interest rates. This reduction in interest expense was achieved through a shift in deposit composition away from certificates of deposit toward lower cost transaction accounts.

         During the first quarter of 2000, the Company was particularly successful in promoting its highly tiered Money Market Plus account and its "40+" NOW account. These products present attractive benefits to consumers. For example, customers earn progressively higher interest rates on their Money Market Plus accounts as their balances increase through the product's tiers. Customers utilizing a "40+" NOW account obtain free Bank image checks and other free services from the Bank.

         Interest expense on borrowings increased from $537 thousand during the first three months of 1999 to $718 thousand during the first quarter of 2000 due to both higher average balances and greater average rates. Balances increased to partially fund the growth in the loan portfolio, while interest rates on maturing / rollover and new borrowings increased over the past year in conjunction with higher rates in the Treasury and LIBOR markets.

         Interest expense levels may be more volatile later in 2000, as the Company has a particularly large volume of certificates of deposit repricing during the summer months.

Provision For Loan Losses

         Provision for loan losses totaled $250 thousand during the three months ended March 31, 2000, up from $220 thousand during the first quarter of 1999 and $150 thousand during the fourth quarter of 1999. The first quarter 2000 provision level resulted from multiple factors, the primary of which were:

o        the increasing size of the loan portfolio

o        the  continued   diversification   of  the  loan  portfolio  away  from
         residential mortgages toward other types of real estate lending, particularly commercial & industrial real estate loans

o the increasing concentration of the portfolio in relatively less seasoned credits, because of the
         Company's growth rate in recent periods

o higher concentrations of credit exposure as a result of increased income property lending, as these loans generally are larger than residential mortgages

         Commercial & industrial real estate loans typically present greater credit risk than mortgages secured by homes, thereby requiring proportionately greater reserve levels. Newer loans typically present more credit exposure than seasoned loans with many years of prompt payment experience and amortized principal balances. Factors which moderated the Company's reserve requirement during the most recent quarter were a decline in non-accrual loans and a reduction in classified assets. The Company's ratio of loan loss reserves to loans outstanding increased from 0.96% at December 31, 1999 to 1.01% at March 31, 2000. The Company anticipates that this ratio will continue climbing throughout 2000 to the extent that the Company is successful in its strategic plan of increasing total assets while expanding construction, income property, and small business lending.

Non-interest Income

         Non-interest income declined from $684 thousand during the first quarter of 1999 to $501 thousand during the most recent three months. This reduction was primarily caused by differing results on the sale of securities. During the first quarter of 1999, a pre-tax gain of $217 thousand was realized on the sale of securities, versus a $79 thousand pre-tax loss during the most recent quarter. In contrast, non-interest income from the Company's core operations showed strong improvement over the past year. Commissions from the sale of non-FDIC insured products increased from $132 thousand during the first quarter of 1999 to $207 thousand during the most recent three months, with the Company experiencing a record sales month in March, 2000. Fee income from customer service charges expanded 20.2% from $233 thousand during the first quarter of 1999 to $280 thousand during the first quarter of 2000. The Company's growing base of transaction accounts continues to bolster non-interest income.

         The Company recently surveyed competitor pricing and reviewed its operations to better align its customer service charges with its costs. The Company intends to implement a new fee and service charge schedule effective July 1, 2000 as a means of further increasing the percentage of its income derived from fees.

General & Administrative Expense

         General & administrative expenses rose from $2.8 million during the first quarter of 1999 to $3.3 million during the most recent three months. Increased expense levels were realized in most areas of the Company's operations, spurred by increased business volumes. Compensation and employee benefits expense was $100 thousand higher during the first quarter of 2000 than during the first quarter of 1999. Factors leading to this increase included a larger employee base, expenses for performance based incentive and commission plans, the need to increase selected compensation levels in order to attract and retain qualified staff in a very competitive environment for labor, and the initial accrual for the new Director Emeritus Program. As detailed in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2000, the Director Emeritus Program allows individual Directors meeting certain service requirements to retire between the ages of 65 and 72; receiving upon retirement certain benefits and recognition including a cash payment equal to the then current annual Director retainer fee. Two current Directors will leave the Board following the May, 2000 shareholders meeting.

         Data processing costs increased in conjunction with a larger number of customer accounts, as the Company incurs certain expenses on a per account basis. Due to the expiration of the Company's primary data processing contract during the second quarter of 2000, the Company anticipates continuing to incur greater data processing costs throughout 2000. The Company intends to convert to a more technologically robust core processing platform sometime during 2001.

         Legal and accounting costs were $103 thousand greater in the most recent quarter than they were during the first quarter of 1999. During 2000, the Company has incurred higher costs for its co-sourced internal audit program and in conjunction with several legal topics, including the pool of residential loans guaranteed by a seller / servicer (see "Special Residential Loan Pool") and a now settled employment related matter.

         Advertising and promotion was $44 thousand higher during the first quarter of 2000 than during the first quarter of 1999. During the first quarter of 2000, the Company conducted a number of promotional campaigns aimed at increasing demand for its products and services for small businesses and targeted toward attracting deposit inflows to fund the growing loan portfolio.

         During the quarter ended March 31, 2000, a range of other operating costs, including supplies, postage, check printing, and correspondent bank service charges all rose from their levels of one year earlier in conjunction with the Company's maintaining a larger volume of customer accounts. The Company is currently in the process of re-evaluating its correspondent banking and branch support operations, with the intent to seek alternatives providing better customer service combined with lower costs to the Bank.

Income Taxes

         Income tax expense was almost constant between the first quarter of 1999 and the first quarter of 2000, as pre-tax income during those periods was also similar. The Company's effective book tax rate during the first three months of 1999 and 2000 was substantially the same.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

         For a current discussion of the nature of market risk exposures, see "Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations - Interest Rate Risk Management And Exposure". Readers should also refer to the quantitative and qualitative disclosures (consisting primarily of interest rate risk) in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. There has been no significant change in these disclosures since the filing of that document.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is not involved in any material pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such other routine legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition or results of operations.

Item 2.  Changes In Securities

         None.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission Of Matters To A Vote Of Security Holders

         None.

Item 5.  Other Information

         On May 1, 2000. C. Edward Holden assumed the position of Chief Executive Officer of both Monterey Bay Bancorp, Inc. and Monterey Bay Bank, succeeding Eugene R. Friend. Mr. Friend will continue as Chairman Of The Board of Monterey Bay Bancorp, Inc. and Monterey Bay Bank until the annual stockholders' meeting in 2001, after which he will retire. Mr. Holden, 52 years of age, has worked in the commercial banking industry for over 25 years, most recently as Executive Vice President and Senior Lending Officer for The Pacific Bank in San Francisco. Mr. Holden has a BS degree in mechanical engineering from the University Of California at Santa Barbara and an MBA from the University Of California at Los Angeles. In connection with Mr. Holden's Employment Agreement, the Company agreed to grant Mr. Holden options to purchase 55,000 shares of common stock. These options vest ratably over five years and in the event of a change in control of the Company.

         At the April 27, 2000 meeting of the Board of Directors, an additional 33,085 shares were authorized for the 1995 Incentive Stock Option Plan.

Item 6.  Exhibits And Reports On Form 8-K

         A.  Exhibits

                  10.15 Employment Agreement Between Monterey Bay Bancorp, Inc. And C. Edward Holden

                  27     Financial Data Schedule

         B.  Reports On Form 8-K

                  The Company filed no reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act Of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               MONTEREY BAY BANCORP, INC.
                                                             (Registrant)



Date:    May 10, 2000                         By:      /s/ C. Edward Holden
                                                       -------------------------
                                                       C. Edward Holden
                                                       Chief Executive Officer


Date:    May 10, 2000                         By:      /s/ Marshall G. Delk
                                                       -------------------------
                                                       Marshall G. Delk
                                                       President
                                                       Chief Operating Officer


Date:    May 10, 2000                         By:      /s/ Mark R. Andino
                                                       -------------------------
                                                       Mark R. Andino
                                                       Senior Vice President
                                                       Chief Financial Officer
                                                       (Principal Financial &
                                                        Accounting Officer)