Form 10-Q
period 2000-06-30
MONTEREY BAY BANCORP INC
filed 2000-08-10
CIK 930429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _________

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

                      YES  ___X____      NO ________


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,315,054 shares of common stock, par value $0.01 per share, were outstanding as of August 9, 2000.

                    MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

                                      INDEX

                                                                                                       PAGE

PART I.     FINANCIAL INFORMATION

            Item 1.   Financial Statements

                      Consolidated Statements Of Financial Condition As Of
                      June 30, 2000 (unaudited) And December 31, 1999                                  3 - 4

                      Consolidated Statements Of Operations (unaudited) For The Three
                      And Six Months Ended June 30, 2000 And June 30, 1999                             5 - 6

                      Consolidated Statement Of Stockholders' Equity (unaudited) For The
                      Six Months Ended June 30, 2000                                                     7

                      Consolidated Statements Of Cash Flows (unaudited) For The Six
                      Months Ended June 30, 2000 And June 30, 1999                                     8 - 9

                      Notes To Consolidated Financial Statements (unaudited)                          10 - 15

            Item 2.   Management's Discussion And Analysis Of Financial Condition
                      And Results Of Operations                                                       16 - 40

            Item 3.   Quantitative And Qualitative Disclosure About Market Risk                         40

PART II.    OTHER INFORMATION

            Item 1.   Legal Proceedings                                                                 41

            Item 2.   Changes In Securities                                                             41

            Item 3.   Defaults Upon Senior Securities                                                   41

            Item 4.   Submission Of Matters To A Vote Of Security Holders                             41 - 42

            Item 5.   Other Information                                                                 42

            Item 6.   Exhibits And Reports On Form 8-K                                                  42

                      (a)  Exhibits

                              (10.16)  Employment Agreement Between Monterey Bay Bancorp, Inc.
                                       And Mark R. Andino

                              (27)  Financial Data Schedule

                      (b)  Reports On Form 8-K

Signature Page                                                                                          43

Item 1.  Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999
(Dollars In Thousands, Except Per Share Amounts)
---------------------------------------------------------------------------------------------------------------------
                                                                                        June 30,         December 31,
                                                                                            2000                 1999
                                                                                            ----                 ----
ASSETS

Cash and cash equivalents                                                               $ 21,859             $ 12,833
Securities available for sale, at estimated fair value:
     Investment securities (amortized cost of $7,690 and $11,456 at
          June 30, 2000 and December 31, 1999, respectively)                               7,470               11,463
     Mortgage backed securities (amortized cost of $48,926 and $59,710
          at June 30, 2000 and December 31, 1999, respectively)                           46,715               57,716
Securities held to maturity, at amortized cost:
     Mortgage backed securities (estimated fair value of $60
          at December 31, 1999)                                                               --                   60
Loans held for sale                                                                           --                   --
Loans receivable held for investment (net of allowances for loan losses of
     $4,156 at June 30, 2000 and $3,502 at December 31, 1999)                            376,243              360,686
Investment in capital stock of the Federal Home Loan Bank, at cost                         2,918                3,213
Accrued interest receivable                                                                2,704                2,688
Premises and equipment, net                                                                7,160                7,042
Core deposit premiums and other intangible assets, net                                     2,569                2,918
Real estate acquired via foreclosure, net                                                     96                   96
Other assets                                                                               4,658                4,112
                                                                                        --------             --------
TOTAL ASSETS                                                                            $472,392             $462,827
                                                                                        ========             ========

See Notes to Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)
JUNE 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999
(Dollars In Thousands, Except Per Share Amounts)
---------------------------------------------------------------------------------------------------------------------
                                                                                  June 30,      December 31,
                                                                                      2000              1999
                                                                                      ----              ----
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Non-interest bearing demand deposits                                              $ 17,473          $ 17,316
Interest bearing NOW accounts                                                       35,863            31,385
Savings deposits                                                                    15,513            15,312
Money market deposits                                                               92,014            81,245
Certificates of deposit                                                            226,592           222,144
                                                                                 ---------         ---------

   Total deposits                                                                  387,455           367,402
                                                                                 ---------         ---------

Advances from the Federal Home Loan Bank                                            40,582            49,582
Securities sold under agreements to repurchase                                          --             2,410
Accounts payable and other liabilities                                               3,035             2,630
                                                                                 ---------         ---------

     Total liabilities                                                             431,072           422,024
                                                                                 ---------         ---------


Commitments and contingencies

STOCKHOLDERS' EQUITY

Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued)             --                --
Common stock, $0.01 par value, 9,000,000 shares authorized;
     4,492,085 issued at June 30, 2000 and December 31, 1999;
     3,315,054 outstanding at June 30, 2000 and
     3,422,637 outstanding at December 31, 1999                                         45                45
Additional paid-in capital                                                          28,236            28,237
Retained earnings, substantially restricted                                         31,552            30,473
Unallocated ESOP shares                                                             (1,035)           (1,150)
Treasury shares designated for compensation plans, at cost (68,653 shares
     at June 30, 2000 and 126,330 shares at December 31, 1999)                        (661)           (1,376)
Treasury stock, at cost (1,177,031 shares at June 30, 2000 and
     1,069,448 shares at December 31, 1999)                                        (15,386)          (14,257)
Accumulated other comprehensive loss, net of taxes                                  (1,431)           (1,169)
                                                                                 -----------       ----------

     Total stockholders' equity                                                     41,320            40,803
                                                                                 ---------         ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 472,392         $ 462,827
                                                                                 =========         =========



See Notes to Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999
(Dollars In Thousands, Except Per Share Amounts)
----------------------------------------------------------------------------------------------------------------------

                                                             FOR THE THREE MONTHS               FOR THE SIX MONTHS
                                                                     ENDED JUNE 30,                  ENDED JUNE 30,
                                                         ---------------------------      ---------------------------
                                                                2000             1999            2000             1999
                                                                ----             ----            ----             ----
INTEREST AND DIVIDEND INCOME:
   Loans receivable                                         $ 8,117          $ 6,596         $15,853          $12,892
   Mortgage backed securities                                   917            1,229           1,876            2,757
   Investment securities and cash equivalents                   377              348             732              749
                                                         ----------       ----------      ----------       ----------

         Total interest income                                9,411            8,173          18,461           16,398
                                                         ----------       ----------      ----------       ----------

INTEREST EXPENSE:
   Deposit accounts                                           4,198            3,758           8,038            7,672
   FHLB advances and other borrowings                           661              510           1,379            1,047
                                                         ----------       ----------      ---- -----       ----------

         Total interest expense                               4,859            4,268           9,417            8,719
                                                         ----------       ----------      ----------       ----------

NET INTEREST INCOME BEFORE PROVISION
     FOR LOAN LOSSES                                          4,552            3,905           9,044            7,679

PROVISION FOR LOAN LOSSES                                       775              200           1,025              420
                                                         ----------       -----------      ----------      ----------

NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSSES                                          3,777            3,705           8,019            7,259
                                                         ----------       -----------      ----------      ----------

NON-INTEREST INCOME:
   Gain (loss) on sale of mortgage backed securities
      and investment securities, net                              2              285             (77)             503
   Commissions from sales of noninsured products                183              139             390              271
   Customer service charges                                     312              243             592              476
   Income from loan servicing                                    24               48              61               65
   Other income                                                  62               63             118              147
                                                         ----------       ----------      ----------       ----------
         Total non-interest income                              583              778           1,084            1,462
                                                         ----------       ----------      ----------       ----------



See Notes to Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (Continued)
THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999
(Dollars In Thousands, Except Per Share Amounts)
------------------------------------------------------------------------------------------------------------------------

                                                                 FOR THE THREE MONTHS               FOR THE SIX MONTHS
                                                                     ENDED JUNE 30,                   ENDED JUNE 30,
                                                         -----------------------------    -----------------------------
                                                                2000             1999            2000             1999
                                                                ----             ----            ----             ----

GENERAL & ADMINISTRATIVE EXPENSE:
   Compensation and employee benefits                         1,627            1,362           3,087            2,721
   Occupancy and equipment                                      319              286             631              571
   Deposit insurance premiums                                    46               41              93               83
   Data processing fees                                         278              245             566              488
   Legal and accounting expenses                                132              121             342              228
   Supplies, postage, telephone, and office expenses            170              146             358              287
   Advertising and promotion                                     98              108             199              165
   Amortization of intangible assets                            175              174             349              349
   Other expense                                                524              407           1,081              821
                                                            -------          -------         -------          -------

         Total general & administrative expense               3,369            2,890           6,706            5,713
                                                            -------          -------         -------          -------

INCOME BEFORE INCOME TAX EXPENSE                                991            1,593           2,397            3,008

INCOME TAX EXPENSE                                              437              691           1,044            1,302
                                                            -------          -------         -------          -------

NET INCOME                                                  $   554          $   902         $ 1,353          $ 1,706
                                                            =======          =======         =======          =======


EARNINGS PER SHARE:

     BASIC EARNINGS PER SHARE                               $  0.18          $  0.28         $  0.44          $  0.53
                                                            =======          =======         =======          =======

     DILUTED EARNINGS PER SHARE                             $  0.18          $  0.27         $  0.43          $  0.51
                                                            =======          =======         =======          =======


See Notes to Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2000
(Dollars And Shares In Thousands)
---------------------------------------------------------------------------------------------------------------------


                                                                                      Treasury
                                                                                        Shares
                                                                                        Desig-                 Accum-
                                                                                         nated                 ulated
                                                                                           For                  Other
                                                            Addi-              Unal-      Com-                Compre-
                                         Common Stock      tional       Re-  located      pen-                hensive      Income
                                         ------------     Paid-In    tained     ESOP    sation    Treasury    Income /     ------
                                        Shares   Amount   Capital  Earnings   Shares     Plans       Stock     (Loss)       Total
                                        ------   ------   -------  --------   ------     -----       -----     ------       -----
Balance At December 31, 1999             3,423      $45  $ 28,237  $ 30,473  $(1,150)  $(1,376)   $(14,257)   $(1,169)   $ 40,803

Purchase of treasury stock                (120)                                                     (1,251)                (1,251)

Director fees paid using treasury
     stock                                  12                 12                                      122                    134

Dividends paid ($0.08 per share)                                       (274)                                                 (274)

Amortization of stock
     compensation                                             (13)               115       715                                817

Comprehensive income:
     Net income                                                       1,353                                                 1,353

     Other comprehensive income:
          Change in net unrealized loss
             on securities available for
             sale, net of taxes of $(216)                                                                        (307)       (307)

          Reclassification adjustment for
             losses on securities available
             for sale included in income,
             net of taxes of $32                                                                                   45          45
                                                                                                                            -----

     Other comprehensive income, net                                                                                         (262)
                                                                                                                            -----

Total comprehensive income                                                                                                  1,091
                                                                                                                            -----

Balance at June 30, 2000               -------  -------  --------  --------  --------   -------   ---------   --------   --------
                                         3,315      $45  $ 28,236  $ 31,552  $(1,035)   $ (661)   $(15,386)   $(1,431)   $ 41,320
                                       =======  =======  ========  ========  ========   =======   =========   ========   ========


See Notes to Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999
(Dollars In Thousands)
--------------------------------------------------------------------------------------------------------------------------

                                                                                              FOR THE SIX MONTHS
                                                                                                  ENDED JUNE 30,
                                                                                       --------------------------
                                                                                              2000          1999
                                                                                              ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                                 $ 1,353       $ 1,706

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization of premises and equipment                                        218           237
Amortization of intangible assets                                                              349           349
Amortization of purchase premiums, net of accretion of discounts                                39           207
Amortization of deferred loan fees                                                            (142)          (70)
Provision for loan losses                                                                    1,025           420
Provision for losses on real estate acquired via foreclosure                                    --            12
Federal Home Loan Bank stock dividends                                                        (111)          (90)
Gross ESOP expense before dividends received on unallocated shares                             163           242
Compensation expense associated with stock compensation plans                                  151           167
Loss (gain) on sale of investment and mortgage-backed securities                                77          (503)
Gain on sale of loans                                                                          (11)           --
Gain on sale of real estate acquired via foreclosure                                            --           (11)
Origination of loans held for sale                                                          (1,097)       (5,390)
Proceeds from sales of loans held for sale                                                   1,108         7,277
Increase in accrued interest receivable                                                        (16)          (18)
(Increase) decrease in other assets                                                           (546)           45
Increase (decrease) in accounts payable and other liabilities                                  405          (416)
Other, net                                                                                    (437)         (627)
                                                                                            -------       -------

     Net cash provided by operating activities                                               2,528         3,537
                                                                                            -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:

Net increase in loans held for investment                                                  (15,557)      (37,747)
Purchases of investment securities available for sale                                           --            (7)
Proceeds from sales of investment securities available for sale                              3,730         8,005
Purchases of mortgage backed securities available for sale                                  (6,032)           --
Principal repayments on mortgage backed securities                                           4,259        14,002
Proceeds from sales of mortgage backed securities available for sale                        12,572        16,920
Redemptions of FHLB stock                                                                      406            --
Purchases of premises and equipment                                                           (336)       (1,048)
                                                                                            -------       -------

     Net cash (used in) provided by investing activities                                      (958)          125
                                                                                            -------       -------


See Notes to Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)
SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999
(Dollars In Thousands)
--------------------------------------------------------------------------------------------------------------

                                                                                         FOR THE SIX MONTHS
                                                                                             ENDED JUNE 30,
                                                                                     -----------------------
                                                                                         2000          1999
                                                                                         ----          ----
CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase (decrease) in deposits                                                    20,053        (7,059)
(Repayments) proceeds of FHLB advances, net                                            (9,000)       (1,100)
(Repayments) proceeds of securities sold under agreements to repurchase, net           (2,410)       (1,960)
Cash dividends paid to stockholders                                                      (274)         (246)
Purchases of treasury stock                                                            (1,251)           --
Sales of treasury stock                                                                   122           346
Sales of treasury stock for stock compensation plans                                      216            --
                                                                                      -------       -------

     Net cash provided by (used in) financing activities                                7,456       (10,019)
                                                                                      -------       -------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                                      9,026        (6,357)

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         12,833        16,951
                                                                                      -------       -------

CASH & CASH EQUIVALENTS AT END OF PERIOD                                              $21,859       $10,594
                                                                                      =======       =======

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid during the period for:
     Interest on deposits and borrowings                                              $ 9,217       $ 8,747
     Income taxes                                                                       2,050         1,664

SUPPLEMENTAL DISCLOSURES OF NON CASH
INVESTING AND FINANCING ACTIVITIES

Loans transferred to held for investment, at market value                                 202           171

Real estate acquired in settlement of loans                                                --           280



See Notes to Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------


NOTE 1:  Basis Of Presentation

         The accompanying consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation have been included. The results of operations for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

--------------------------------------------------------------------------------


NOTE 2.  Computation Of Earnings Per Share

         The Company calculates earnings per share ("EPS") in accordance with Statement Of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". All of the Company's net income has been available to common stockholders during the periods covered in this Form 10-Q.

         Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if options or other contracts to issue common stock were exercised and converted into common stock.

         There was no difference in the numerator, net income, used in the calculation of basic earnings per share and diluted earnings per share. The denominator used in the calculation of basic earnings per share and diluted earnings per share for the three and six month periods ended June 30, 2000 and 1999 is reconciled in the following table. The following table also reconciles the calculation of the Company's Basic EPS and Diluted EPS for the periods indicated.

                                                      For The Three Months             For The Six Months
                                                           Ended June 30,                  Ended June 30,
                                                  ---------------------------     ---------------------------
(In Whole Dollars And Whole Shares)
                                                          2000          1999              2000          1999
                                                          ----          ----              ----          ----
Net income                                          $  554,000    $  902,000        $1,353,000    $1,706,000
                                                    ==========    ==========        ==========    ==========

Average shares issued                                4,492,085     4,492,085         4,492,085     4,492,085

Less weighted average:
   Uncommitted ESOP shares                            (166,211)     (202,149)         (170,703)     (206,641)
   Non-vested stock award shares                       (71,322)      (98,046)          (71,664)      (98,387)
   Treasury shares                                  (1,179,399)     (956,700)       (1,142,929)     (962,491)
                                                    -----------   -----------       -----------   -----------

Sub-total                                           (1,416,932)   (1,256,895)       (1,385,296)   (1,267,519)
                                                    -----------   -----------       -----------   -----------

Weighted average BASIC shares outstanding            3,075,153     3,235,190         3,106,789     3,224,566

Add dilutive effect of:
   Stock options                                         1,250        81,796             6,581        85,108
   Stock awards                                              0         6,219               244         6,340
                                                    -----------   -----------       -----------   -----------
Sub-total                                                1,250        88,015             6,825        91,448
                                                    -----------   -----------       -----------   -----------

Weighted average DILUTED shares outstanding          3,076,403     3,323,205         3,113,614     3,316,014
                                                    ==========    ==========        ==========    ==========

Earnings per share:

   BASIC EPS                                            $ 0.18        $ 0.28            $ 0.44        $ 0.53
                                                    ==========    ==========        ==========    ==========

   DILUTED EPS                                          $ 0.18        $ 0.27            $ 0.43        $ 0.51
                                                    ==========    ==========        ==========    ==========

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

--------------------------------------------------------------------------------


NOTE 3:  Other Comprehensive Income

         Currently, the Company's only source of other comprehensive income is derived from unrealized gains and losses on the portfolios of investment and mortgage backed securities classified as available for sale.

         Reclassification adjustments, as defined by SFAS No. 130, for realized net gains (losses) included in other comprehensive income for investment and mortgage backed securities classified as available for sale for the six months ended June 30, 2000 and 1999 are summarized as follows:

                                             Six Months Ended June 30,
                                           ----------------------------
                                                2000              1999
                                                ----              ----

                                                (Dollars In Thousands)

Gross reclassification adjustment              $ (77)           $  503
Tax benefit (expense)                             32              (209)
                                                -----            -----

Reclassification adjustment, net of tax        $ (45)           $  294
                                               ======           ======

         A reconciliation of the net unrealized gain or loss on available for sale securities recognized in other comprehensive income is as follows:


                                                                     Six Months Ended June 30,
                                                                   ----------------------------
                                                                         2000             1999
                                                                         ----             ----
                                                                        (Dollars In Thousands)

Holding loss arising during the period, net of tax                     $ (307)          $ (884)
Reclassification adjustment, net of tax                                    45             (294)
                                                                         -----            -----

Net unrealized loss recognized in other comprehensive income           $ (262)         $(1,178)
                                                                       =======         ========



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

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

--------------------------------------------------------------------------------


NOTE 5:  Stock Option Plans

         The Company maintains the Amended 1995 Incentive Stock Option Plan and the 1995 Stock Option Plan For Outside Directors. Under these plans, stock options typically vest over a five year time period. All outstanding stock options under both of these plans vest upon a change in control of the Company. The following tables summarize the combined status of these Plans:

                                                                  Stock                            Stock       Average
                                                                Options            Stock         Options      Exercise
                                Stock           Stock      Cumulatively          Options       Available      Price Of
                              Options         Options        Vested And     Cumulatively      For Future        Vested
Date                       Authorized     Outstanding       Outstanding        Exercised          Grants       Options
----                       ----------     -----------       -----------        ---------          ------       -------
December 31, 1999             512,036         362,597           239,853           80,150          69,289         $9.51
March 31, 2000                512,036         419,236           231,100           80,150          12,650         $9.51
June 30, 2000                 757,929         474,236           245,282           80,150         203,543         $9.79


Activity during the three and six months ended June 30, 2000 included:

                       Three Months Ended           Six Months Ended
                            June 30, 2000              June 30, 2000
                            -------------              -------------
Granted                            55,000                    121,865
Canceled                                0                     10,226
Exercised                               0                          0
Vested                             14,182                     15,655

         The exercise price of individual vested stock options ranged from a low of $9.10 per share to a high of $16.60 per share as of June 30, 2000.

         A proposal to amend the 1995 Incentive Stock Option Plan was approved by stockholders at the Company's Annual Meeting of Stockholders held on May 25, 2000. The proposal included, among other factors, an increase in the number of shares reserved for issuance to 660,000 shares (exclusive of 97,929 shares reserved under the 1995 Stock Option Plan For Outside Directors) and a change in the minimum exercise price of all new option grants to 110% of the fair market value of the Company's common stock on the date of grant.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

--------------------------------------------------------------------------------


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

PEP:                                                                                        Stock
                                                                           Stock           Awards
                                       Stock             Stock            Awards        Available
                                      Awards            Awards      Cumulatively       For Future
Date                              Authorized       Outstanding            Vested           Grants
----                              ----------       -----------            ------           ------
December 31, 1999                    141,677            30,864            79,038           31,775
March 31, 2000                       141,677            59,212            79,038            3,427
June 30, 2000                        141,677            57,263            81,737            2,677


     Activity during the three and six months ended June 30, 2000 included:

                     Three Months Ended          Six Months Ended
                          June 30, 2000             June 30, 2000
                          -------------             -------------
Granted                             750                    29,744
Canceled                              0                       646
Vested                            2,699                     2,699



RRP:                                                                                        Stock
                                                                           Stock           Awards
                                       Stock             Stock            Awards        Available
                                      Awards            Awards      Cumulatively       For Future
Date                              Authorized       Outstanding            Vested           Grants
----                              ----------       -----------            ------           ------
December 31, 1999                     38,010             9,541            28,469                0
March 31, 2000                        38,010             8,713            29,297                0
June 30, 2000                         38,010             8,713            29,297                0


     Activity during the three and six months ended June 30, 2000 included:

                     Three Months Ended          Six Months Ended
                          June 30, 2000             June 30, 2000
                          -------------             -------------
Granted                               0                         0
Canceled                              0                         0
Vested                                0                       828

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

--------------------------------------------------------------------------------


NOTE 7:  Commitments

         At June 30, 2000, commitments maintained by the Company included commitments to originate $15.5 million in various types of loans. The Company maintained no firm commitments to purchase loans or securities, to assume borrowings, or to sell loans or securities at June 30, 2000.

NOTE 8:  Recent Accounting Pronouncements

         SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998 and amended by SFAS No. 138, issued in June 2000. The standard defines derivatives, requires that all derivatives be carried at fair value, and provides for hedge accounting when certain conditions are met. The requirements of SFAS No. 133 as amended by SFAS No. 138 will be effective for the Company in the first quarter of the fiscal year beginning January 1, 2001. Management does not expect the adoption of SFAS No. 133 as amended by SFAS No. 138 to have a significant impact upon the Company's financial statements.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Forward-looking Statements

         Discussions of certain matters in this Report on Form 10-Q may constitute forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and as such, may involve risks and uncertainties. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations, are generally identifiable by the use of words such as "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. These forward-looking statements relate to, among other things, expectations of the business environment in which Monterey Bay Bancorp, Inc. operates, projections of future performance, potential future credit experience, perceived opportunities in the market, and statements regarding the Company's mission and vision. The Company's actual results, performance, and achievements may differ materially from the results, performance, and achievements expressed or implied in such forward-looking statements due to a wide range of factors. These factors include, but are not limited to, changes in interest rates, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the US Government, real estate valuations, competition in the financial services industry, and other risks detailed in the Company's reports filed with the Securities and Exchange Commission ("SEC") from time to time, including the Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

General

         Monterey Bay Bancorp, Inc. (referred to herein on an unconsolidated basis as "MBBC" and on a consolidated basis as the "Company") is a unitary savings and loan holding company incorporated in 1994 under the laws of the state of Delaware. MBBC currently maintains a single subsidiary company, Monterey Bay Bank (the "Bank"), a federally chartered savings & loan. MBBC was organized as the holding company for the Bank in connection with the Bank's conversion from the mutual to stock form of ownership in 1995.

         At June 30, 2000, the Company had $472.4 million in total assets, $376.2 million in net loans receivable, and $387.5 million in total deposits. The Company is subject to regulation by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC"). The principal executive offices of the Company and the Bank are located at 567 Auto Center Drive, Watsonville, California, 95076, telephone number (831) 768 - 4800, facsimile number (831) 722 - 6794. The Company may also be contacted via electronic mail at: INFO@MONTEREYBAYBANK.COM. The Bank is a member of the Federal Home Loan Bank of San Francisco ("FHLB") and its deposits are insured by the FDIC to the maximum extent permitted by law.

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

Recent Developments

         Congress, the SEC, and the Federal Administration continue to consider a series of issues that may impact the financial services industry, including the Company. These issues include:

o    the potential reform of bankruptcy legislation

o the possible privatization of or reduced government support for certain government sponsored enterprises, most notably the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA")

o    new capital and membership rules for the FHLB System

o    the potential merger of the bank and thrift deposit insurance funds

o a possible increase in (e.g. from $100,000 to $200,000 per depositor) or broadening of (e.g. all public agency deposits) federal deposit insurance coverage

o potential new federal regulations involving the privacy of customer information (the State of California has also recently been considering this issue)

o the possible elimination of prohibitions on the payment of interest by the Federal Reserve on bank reserves and by insured depository institutions on commercial demand deposits

o various topics related to the growing presence and impact of the Internet, from the validity of electronic signatures to controls over digital certificates representing monetary value to taxation

o    potential   changes  in  the   methodology   used  by  insured   depository
     institutions to account for loan loss reserves

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

         Since mid-1999, the Federal Reserve has implemented six interest rate increases totaling 175 basis points in the target federal funds rate in response to various US economic trends, including low unemployment, strong expansion in gross domestic product, and increases in the consumer price index. While the Company, through its strategic plan and asset / liability management program, has been able to increase its net interest income during this time period, additional future increases in interest rates could unfavorably impact the Company due to a number of factors, including the potential negative impacts upon the demand for loans and upon delinquencies. With further increases in general market interest rates, delinquencies might rise due to larger demands on customer cash flows associated with variable rate loans and due to reduced customer income should the higher general market interest rates slow the economy. Future actions by the Federal Reserve and the impacts from such actions are beyond the Company's ability to predict and control.

         During the second quarter of 2000, Mr. Louis Resetar, Jr. and Mr. Donald K. Henrichsen retired from the Board of Directors and became Directors Emeritus. Mr. Josiah T. Austin's one year term on the Board of Directors expired in May, 2000. However, the Board of Directors appointed Mr. Austin to a new term on the Board effective July 27, 2000 through the next annual meeting of stockholders. In May, 2000, Mr. C. Edward Holden joined the Company as its new Chief Executive Officer and was named to the Board of Directors as Vice Chairman. Mr. Eugene R. Friend retired as Chief Executive Officer upon the appointment of Mr. Holden, and continues to serve the Company as Chairman of the Board.

Overview Of Business Activity

         During the first half of 2000, the Company continued in its business strategy of evolving away from its traditional savings and loan roots toward more of a community banking orientation. Management has targeted this strategy because of the belief that it presents the opportunity to better serve the Greater Monterey Bay Area while also enhancing shareholder value.

         During the first six months of 2000, progress was realized in loan volume and mix, deposit volume and composition, and fee income generation, particularly resulting from the sale of non-FDIC insured investment products through Portola. To further enhance non-interest income, the Company adopted a revised fee and service charge schedule effective July 1, 2000. This new schedule is designed to provide avenues for customers to moderate fees via the use of electronic features, while also generating increased revenue for the Company in conjunction with those services which require a higher level of manual support.

         The Company neared 29,000 deposit accounts at the end of the second quarter of 2000, representing a new high. The Company regularly encourages and supports its employees' contributions to community organizations targeted at improving the quality of life in the Greater Monterey Bay Area and helping those individuals and groups in need of assistance. In addition, the Company provides direct financial support to a range of local organizations, including a substantial pledge this year to foster education.

         The Company's hiring of a Chief Executive Officer with extensive commercial banking experience constituted another step in progressing along its strategic plan. The new Chief Executive Officer materially augments the management team's knowledge of designing, implementing, and profitably delivering a broader range of financial products and services to small businesses.

         During the first half of 2000, the Company continued to pursue several tactical and strategic objectives. These objectives include collection of the $5.0 million non-accrual loan extended by MBBC, the introduction of Internet Banking to the Company's customer base, and the signing of a contract for a new core data processing system. The Company's Internet Banking product is currently undergoing employee testing, with introduction to customers planned for later in the year. The Company has been negotiating a contract for a new core data processing system, with the goal of being able to offer a broader range of financial products and services, particularly for small businesses, before the end of 2001. The new core data processing system is also being pursued as an avenue to improve the Company's productivity and thereby enhance its efficiency ratio.

         Thus far in 2000, the Company's primary market areas continued to see high demand for housing, strong real estate price appreciation, population increases, and economic expansion. The Company's primary market areas have also benefited from the ongoing growth in employment, geography, and financial capacity of the adjacent, technology oriented Silicon Valley area of the San Francisco Bay Area. A significant proposal was recently circulated that would lead to the addition of approximately 20,000 new technology related jobs in the Coyote Valley area in the Highway 101 corridor stretching south from San Jose toward Morgan Hill.

         By the end of the second quarter, however, housing related activity began to slow in the Company's market areas, likely at least in part due to the impact of general market interest rate increases by the Federal Reserve. As a result, the Company's loan pipeline experienced some weakening at the end of the second quarter versus that experienced earlier in the year.

         At its July 27, 2000 meeting, the Board of Directors determined to indefinitely suspend the declaration and payment of cash dividends. The Board of Directors concluded that, at this time, the payment of cash dividends did not represent the best use of the Company's capital.

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

Changes In Financial Condition From December 31, 1999 To June 30, 2000

         Total assets increased $9.6 million, or 2.1%, from $462.8 million at December 31, 1999 to $472.4 million at June 30, 2000. This rise in assets was primarily fueled by a strong deposit performance.

         Cash & cash equivalents rose from $12.8 million at December 31, 1999 to $21.9 million at June 30, 2000. The Company received payoffs on several comparatively large loans late in the second quarter, with the associated funds maintained in interest bearing cash equivalents at June 30, 2000. The Company intends to reinvest these funds into loans or securities and thereby reduce the balance of cash & cash equivalents in order to increase asset yield.

         Investment and mortgage backed securities available for sale decreased from $69.2 million at December 31, 1999 to $54.2 million at June 30, 2000. The Company sold $12.6 million in mortgage backed securities and $3.7 million in investment securities in 2000. These sales, which were concentrated in the second quarter, were conducted to:

o    generate cash for funding loan originations

o reduce the Company's sensitivity to changes in general market interest rates, via the sale of higher duration securities

o    shift  the  Bank's  asset  allocation   towards  those  assets,   including
     securities, which qualify under the Qualified Thrift Lender test

Security purchases during 2000 have been concentrated in low duration, high cash flow, primarily Agency collateralized mortgage obligations in order to avoid adding long term, fixed rate assets to the balance sheet and in order to furnish a recurring source of cash in future periods for lending. Management anticipates continuing the above pattern of security purchases and sales during the second half of 2000, subject to business and market conditions.

         Net loans receivable held for investment rose from $360.7 million at December 31, 1999 to $376.2 million at June 30, 2000 on the strength of $68.0 million in credit commitments during the first half of 2000. The increase in loans was concentrated in the commercial & industrial real estate loan portfolio, as the Company continued the diversification of its balance sheet away from the historical concentration in residential mortgage related assets. Residential loans as a percentage of gross loans declined from 43.4% to 42.0% during the first half of 2000. At the same time, commercial & industrial real estate loans increased from 18.6% to 23.9% of gross loans.

         During the second quarter of 2000, the Company augmented its "Business Express" line of credit product aimed at relatively small businesses operating in the Company's local communities with increased marketing for $100,000 to $250,000 business lines of credit among more established and / or larger commercial enterprises. Outstanding balances of business lines of credit increased from $1.0 million at December 31, 1999 to $1.4 million at June 30, 2000.

         The Company's increasing volume of commercial & industrial real estate loans has reduced the Bank's qualified thrift lender test results, with the qualified thrift lender ratio declining from 70.4% at December 31, 1999 to 68.2% at June 30, 2000. Because the regulatory limit for the Qualified Thrift Lender ratio is 65.0%, management is considering a number of alternatives, including:

o    sales of non-qualified assets, including securities

o altering loan pricing and marketing to encourage increased origination of qualified credits

o moderately leveraging the balance sheet through the addition of assets which qualify under the test

o    applying for a commercial bank charter

         Additional information regarding the composition of the Company's loan portfolio is presented in the following table:

                                                                  June 30,       December 31,
                                                                      2000               1999
                                                                      ----               ----
(Dollars In Thousands)

Held for investment:
   Loans secured by real estate:
      Residential one to four unit                                $168,497           $168,465
      Multifamily five or more units                                44,798             42,173
      Commercial and industrial                                     95,711             72,344
      Construction                                                  64,668             79,034
      Land                                                          13,797             13,930
                                                                  --------           --------

   Sub-total loans secured by real estate                          387,471            375,946

   Other loans:
      Home equity lines of credit                                    4,652              3,968
      Loans secured by deposits                                        511                385
      Consumer lines of credit, unsecured                              149                202
      Business term loans                                            6,718              6,670
      Business lines of credit                                       1,387              1,027
                                                                  --------           --------

   Sub-total other loans                                            13,417             12,252

   Sub-total gross loans held for investment                       400,888            388,198

   (Less) / Plus:
      Undisbursed construction loan funds                          (20,375)           (23,863)
      Unamortized purchase premiums, net of purchase discounts         109                134
      Deferred loan fees and costs, net                               (223)              (281)
      Allowance for estimated loan losses                           (4,156)            (3,502)
                                                                  --------           --------

Loans receivable held for investment, net                         $376,243           $360,686
                                                                  ========           ========

Held for sale:
   Residential one to four unit                                    $    --            $    --
                                                                  ========           ========


         Although there were no loans held for sale at June 30, 2000, the Company continues to originate fixed rate residential loans for sale into the secondary market on a servicing released basis. This practice allows the Company to provide a full range of residential loan products to its customers without adding to the Company's sensitivity to rising interest rates. The Company generally sells the loans on a servicing released (versus retained) basis because of management's belief that servicing released sales present a better financial return.

         Premises and equipment increased slightly in 2000 primarily due to the Company's remodeling of one branch in order to sub-lease space to a tenant later this year.

         Intangible  assets  declined by $349 thousand  during the first half of
2000 in conjunction with periodic amortization. Under OTS regulations, intangible assets net of associated deferred tax liabilities reduce regulatory capital, resulting in lower regulatory capital ratios than would otherwise be the case.

         Total deposits increased from $367.4 million at December 31, 1999 to a record $387.5 million at June 30, 2000. Key trends within the deposit portfolio included:

o Checking account balances continued to rise during the second quarter of 2000, and have now increased $4.6 million year to date. The Company has targeted increases in checking account balances as a source of low cost funds and non-interest income. Initiatives employed by the Company in expanding the checking account base have included the introduction of a new, highly tiered SuperNOW product, an internal employee incentive campaign to generate new checking accounts, ongoing advertising support, and checking account options viewed as desirable by consumers including imaged statements and debit card access. The Company plans to augment its sales and marketing of checking accounts later in 2000 with the introduction of Internet Banking.

o Customers reacted positively to the Bank's new "Money Market Plus" deposit account, which provides competitive, highly tiered rates for liquid funds. In conjunction with this product, total money market deposits rose from $81.2 million at December 31, 1999 to $92.0 million six months later.

o Certificate of deposit balances rose $4.4 million during the first half of 2000, as the Company continued two key sales efforts for this product line. Premium CD rates are made available to customers for whom the Bank is their primary financial services provider. The Company also promotes "CD Specials" of various terms and with various minimum balance requirements in response to competitive actions and in order to attract funds consistent with its asset / liability management program.

o Transaction accounts constituted 41.5% of total deposits at June 30, 2000, up from 39.5% six months earlier. This change in deposit mix is integral to the Company's strategic plan, as transaction accounts provide for a lower cost of funds versus most other funding sources, furnish opportunities for cross-selling other products and services to customers, are less interest rate sensitive than many other funding sources, and generate fee income.

         During the second quarter of 2000, the Bank commenced limited direct marketing of certificates of deposit to targeted potential customer segments identified as presenting a propensity to invest in that product line. At June 30, 2000, this program had attracted $443 thousand in new funds.

         The Bank recently became eligible for participation in a deposit placement program sponsored by the State of California. The Company anticipates acquiring relatively attractively priced funding, in the form of certificates of deposit, via this program in future periods.

         The Company's ratio of loans to deposits declined from 98.2% at December 31, 1999 to 97.1% at June 30, 2000, as the strong deposit growth eclipsed the expansion in loans. In light of this ratio, the Company is exploring various strategic alternatives for increasing its funding base, including new sites for traditional stand-alone branches and sites for branches domiciled within larger retail outlets. No assurance can, however, be provided that the Company will be successful in obtaining additional distribution and sales locations.

         Borrowings declined from $52.0 million at December 31, 1999 to $40.6 million at June 30, 2000, all of which was then comprised of FHLB advances. During the first quarter of 2000, MBBC repaid all of its securities sold under agreements to repurchase in conjunction with the sale of the associated securities. Over the past six months, the Company has used deposit inflows and cash flows from the amortization and sale of securities to repay $9.0 million in FHLB advances. The next scheduled maturity of the Company's borrowings is in January, 2001.

         Total stockholders' equity increased from $40.8 million at December 31, 1999 to $41.3 million at June 30, 2000. Factors contributing to the increase included:

o    $1.35 million in 2000 year to date net income

o continued amortization of deferred stock compensation, including accelerated amortization of certain shares during the most recent quarter in conjunction with the settlement of certain non-qualified benefits obligations payable in Company common stock

o the election by certain Directors to have their Directors fees paid with common stock


The above factors more than offset:

o the repurchase of 120,000 of the Company's common shares on the open market for $1.25 million during the first quarter of 2000

o the payment of $274 thousand in cash dividends (equivalent to $0.08 per share) during the first quarter of 2000

o a reduction in the fair market value of the portfolios of investments designated as available for sale


     The Company's tangible book value per share was $11.69 at June 30, 2000. This figure will be favorably impacted during the third quarter of 2000 by the vesting of a particularly large volume of deferred stock compensation. The vesting of deferred stock compensation decreases the contra-equity balance associated with those programs, thereby increasing the book value of the Company.

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

         Factors impacting the Company's net liability sensitivity during the first half of 2000 and forecast to affect the Company's interest rate exposure throughout 2000 include:

         Factors reducing net liability sensitivity:

              o The $15.6 million rise in transaction account balances during the first half of 2000, as transaction deposit accounts are typically less interest rate sensitive than many other sources of funding. The Company intends to continue pursuing growth in transaction deposits throughout 2000 as an integral part of its business strategy.

              o The sale of $10.5 million in high duration mortgage backed securities during the first half of 2000. Further such sales are possible later in 2000 depending upon market conditions and cash needs.

              o The continued amortization and prepayment of long term, fixed rate loans and mortgage backed securities combined with the sale of most new, long term, fixed rate loans into the secondary market and the focus of new security purchases in lower duration instruments.

              o The pending conversion during the last two quarters of 2000 of approximately $30.4 million in previously purchased "hybrid" residential loans from fixed rate to floating rate.

              o The Company's pricing for new loan originations has been skewed to encourage adjustable rate lending and hybrid lending with shorter initial fixed rate periods (e.g. 3 years versus 5 to 7 years).

              o The recent introduction of a new, Prime-based owner construction loan product that continues to effectively serve that target market while also generating relatively interest sensitive assets.

         Factors increasing net liability sensitivity:

              o Slowing prepayments on certain fixed rate whole loan and mortgage related security positions in conjunction with reduced consumer refinance activity. The slower prepayment rates increase the average lives of these assets and provide less periodic cash flow for reinvestment into alternative assets that would likely be more interest rate sensitive.

              o The reduced duration of the Company's borrowings, as few new borrowings have been added and the existing portfolio moves, over time, towards the maturity dates of the individual FHLB advances.

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

         At June 30, 2000, the Company maintained $21.9 million in cash and cash equivalents, untapped borrowing capacity in excess of $125 million at the FHLB-SF, and significant excess collateral in both loans and securities; collateral which is available for either liquidation or secured borrowings in order to meet future liquidity requirements. During 2000, MBBC and the Bank each entered into several Master Repurchase Agreements to permit securities sold under agreements to repurchase transactions with a greater number of counterparties. In addition, at June 30, 2000, the Bank maintained $25.5 million in unsecured federal funds lines of credit from four correspondent financial institutions. However, there can be no assurance that funds from these lines of credit will be available at all times, or that the line will be maintained in future periods. The Bank has recently completed the steps necessary to be able to issue wholesale "DTC" certificates of deposit through two large, national investment banking firms as an additional source of liquidity.

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

         Throughout the first six months of 2000, the regulatory liquidity ratio of the Bank exceeded regulatory requirements, with the average ratio for the second quarter equaling 6.97%. The Company's strategy generally is to maintain its regulatory liquidity ratio near the required minimum in order to maximize borrowing capacity by pledging loans and securities and in order to maximize its yield through alternative investments.

         At June 30, 2000, MBBC had cash & cash equivalents of $557 thousand. Following the sale of its security portfolio during the first quarter of 2000 and the use of those proceeds largely to repurchase shares, MBBC's primary sources of funds are annual (December) payments from the Bank in conjunction with the ESOP, the sale of Treasury shares in conjunction with stock compensation plans, and payments on the $5.0 million commercial business term loan primarily secured by stock in an insured depository institution and maintained on non-accrual status at June 30, 2000. As this non-accrual loan nears its late 2000 maturity, MBBC may encounter higher operating costs, and cash outflows, in conjunction with its collection efforts for the debt. Due to additional capital requirements implemented by the OTS for the Bank, the Bank is currently limited in its ability to pay dividends to MBBC. As a result of the foregoing, MBBC may be constrained in its ability to pay stockholder cash dividends and / or repurchase additional shares of common stock in future periods.

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

         The following table summarizes the capital ratios required by FDICIA for an institution to be considered well capitalized and the Bank's regulatory capital at June 30, 2000 as compared to such ratios.

                                           Core Capital              Core Capital To             Total Capital To
                                           To Adjusted                Risk-weighted               Risk-weighted
                                           Total Assets                   Assets                      Assets
                                      -----------------------     -----------------------     -----------------------
                                         Balance     Percent         Balance     Percent         Balance     Percent
                                         -------     -------         -------     -------         -------     -------
                                                                  (Dollars In Thousands)

Bank regulatory capital                  $34,697       7.43%         $34,697      10.26%         $38,653      11.43%
Well capitalized requirement              23,338       5.00%          20,290       6.00%          33,817      10.00%
                                          ------       -----          ------       -----          ------      ------

Excess                                   $11,359       2.43%         $14,407       4.26%         $ 4,836       1.43%
                                         =======       =====         =======       =====         =======       =====

Adjusted assets (1)                     $466,763                    $338,172                    $338,172
                                        ========                    ========                    ========


-------------------------------------

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

                                           June 30, 2000      December 31, 1999
                                           -------------      -----------------

Core capital to adjusted total assets              7.43%                  7.11%
Core capital to risk-weighted assets              10.26%                  9.58%
Total capital to risk-weighted assets             11.43%                 10.56%

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

         The following table summarizes the regulatory capital requirements under FIRREA for the Bank. As indicated in the table, the Bank's capital levels at June 30, 2000 exceeded all three of the currently applicable minimum FIRREA capital requirements.

                                                                 Percent Of
                                                                   Adjusted
(Dollars In Thousands)                                                Total
                                                Amount               Assets
                                                ------               ------

Tangible Capital
----------------
Regulatory capital                             $34,697                7.43%
Minimum required                                 7,001                1.50%
                                                 -----                -----

Excess                                         $27,696                5.93%
                                               =======                =====

Core Capital
------------
Regulatory capital                             $34,697                7.43%
Minimum required                                18,671                4.00%
                                                ------                -----

Excess                                         $16,026                3.43%
                                               =======                =====


                                                                 Percent Of
                                                                      Risk-
                                                                   weighted
                                                Amount               Assets
                                                ------               ------
Risk-based Capital
------------------
Regulatory capital                             $38,653               11.43%
Minimum required                                27,054                8.00%
                                                ------                -----

Excess                                         $11,599                3.43%
                                               =======                =====


         At June 30, 2000, the Bank's regulatory capital levels exceeded the thresholds required to be classified as a "well capitalized" institution. The Bank's regulatory capital ratios detailed above do not reflect the additional capital (and assets) maintained by MBBC. Management believes that, under current regulations and institution-specific requirements, the Bank will continue to meet its minimum capital requirements. However, events beyond the control of the Bank, such as changing interest rates or a downturn in the economy or real estate markets in the areas where the Bank has most of its loans, could adversely affect future earnings and, consequently, the ability of the Bank to meet its future minimum regulatory capital requirements.

Asset Quality / Credit Profile

Non-performing Assets

         The following table sets forth information regarding non-performing assets at the dates indicated.

(Dollars In Thousands)                                                    June 30, 2000       December 31, 1999
                                                                          -------------       -----------------
Outstanding Balances Before Valuation Reserves
----------------------------------------------
Non-accrual loans                                                               $ 6,364                 $ 6,888
Loans 90 or more days delinquent and accruing interest                               --                      --
Restructured loans in compliance with modified terms                                970                   1,294
                                                                                -------                 -------

Total gross non-performing loans                                                  7,334                   8,182

Investment in foreclosed real estate before valuation reserves                       96                      96
Repossessed consumer assets                                                          --                      --
                                                                                -------                 -------

Total gross non-performing assets                                               $ 7,430                 $ 8,278
                                                                                =======                 =======

Gross non-accrual loans to total loans                                            1.67%                   1.89%

Gross non-performing loans to total loans                                         1.93%                   2.25%

Gross non-performing assets to total assets                                       1.57%                   1.79%

Allowance for loan losses                                                        $4,156                  $3,502

Valuation allowances for foreclosed real estate                                  $   --                  $   --


         Non-accrual loans at June 30, 2000 consisted of two residential mortgages totaling $228 thousand, two commercial real estate loans to a single borrower totaling $1.1 million, and a $5.0 million term business loan extended by MBBC primarily secured by the common stock of a depository institution. The borrower for this business term loan is current in its payments. However, the loan has been maintained on non-accrual status due to concern regarding the borrower's potential sources of funds to repay the loan at maturity in December, 2000. The Company has established a $200 thousand specific reserve for this loan. Real estate acquired via foreclosure at June 30, 2000 consisted of one residential property.

Criticized And Classified Assets

         The following table presents information concerning the Company's inventory of criticized ("OAEM") and classified ("substandard" and lower) assets. The category "OAEM" refers to "Other Assets Especially Mentioned", or those assets which present indications of potential future credit deterioration.


(Dollars In Thousands)      OAEM     Substandard    Doubtful    Loss      Total
                            ----     -----------    --------    ----      -----

December 31, 1999         $7,940          $8,574        $ --   $ 200    $16,714
March 31, 2000            $5,116          $7,815        $ --   $ 200    $13,131
June 30, 2000             $3,048          $9,925        $ --   $ 200    $13,173


         Classified assets as a percent of stockholders' equity increased from 21.5% at December 31, 1999 to 24.5% at June 30, 2000. The increase in substandard loans during the second quarter of 2000 primarily stemmed from the internal credit downgrade (from "OAEM") of a $1.9 million commercial real estate loan. This loan is secured by two retail buildings in Monterey, California. The downgrade resulted from poor operating cash flows stemming from vacancies, which in turn was primarily associated with property management rather than local market conditions. A specific reserve for this loan is not required at June 30, 2000 primarily due to a loan to value ratio below 60%.

Impaired Loans

         At June 30, 2000, the Company maintained total gross impaired loans, before specific reserves, of $7.3 million, constituting 12 credits. This compares to gross impaired loans of $8.2 million at December 31, 1999. Of the total impaired loans at June 30, 2000, $1.0 million were either fully current or exhibited only minor delinquency and were therefore maintained on accrual status. Interest is accrued on impaired loans on a monthly basis except for those loans that are 90 or more days delinquent or those loans which are less than 90 days delinquent but where management has identified concerns regarding the collection of the credit. For the six months ended June 30, 2000, accrued interest on impaired loans was $6 thousand and interest of $357 thousand was received in cash. If all non-accrual loans had been performing in accordance with their original loan terms, the Company would have recorded interest income of $435 thousand during the six months ended June 30, 2000, instead of interest income actually recognized on cash payments of $322 thousand.

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

         At June 30, 2000, the outstanding balance of this mortgage loan pool was $31.45 million, with slightly more than $1.0 million receivable during July, 2000 based upon prepayments and scheduled principal for June, 2000. At December 31, 1999, the outstanding principal balance of this mortgage loan pool was $35.0 million, with $1.2 million in principal receivable during January, 2000. Because the residential loans contain a substantial upward rate reset feature in the year 2000, the Bank anticipates that the pool will continue experiencing significant prepayments, particularly during the fourth quarter of 2000 when there is a concentration of interest rate reset dates. The Bank continues to report to the OTS in this regard on a monthly basis.

         Through the July 20, 2000 regularly scheduled remittance date, the seller / servicer performed per the loan servicing agreement, making scheduled principal and interest payments to the Bank while also absorbing all credit losses on the loan portfolio. However, during the second quarter of 2000, the Company determined to allocate additional reserves for this loan pool due to concerns regarding the future capacity of the seller / servicer to honor the credit guaranty and because of the present delinquency and credit profile of the loan pool. The Company continues to monitor the financial performance and condition of the seller / servicer on a monthly basis. In addition, the Company regularly analyzes the payment performance and credit profile of the remaining outstanding loans. Recent information acquired by the Company in conjunction with a review of foreclosure activity for the loan pool suggested that certain loans may have incorporated relatively high original appraisals.

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

         The following table presents activity in the Company's allowance for loan losses during the six months ended June 30, 2000 and June 30, 1999:

                                                                                        Six Months Ended June 30,
                                                                               ----------------------------------
                                                                                        2000                 1999
                                                                                        ----                 ----
Allowance For Loan Losses                                                                (Dollars In Thousands)
-------------------------
Balance at beginning of year                                                         $ 3,502              $ 2,780

   Charge-offs:  Residential one to four unit real estate loans                         (371)                (113)

   Recoveries                                                                             --                   --

   Provision for loan losses                                                           1,025                  420
                                                                                     -------              -------
Balance at March 31                                                                  $ 4,156              $ 3,087
                                                                                     =======              =======

Ratio of net charge-offs during the period to average gross loans
   outstanding during the period net of undisbursed loan funds                         0.20%                0.07%


       Additional ratios applicable to the allowance for loan losses include:

                                                                               June 30, 2000      December 31, 1999
                                                                               -------------      -----------------

Allowance for loan losses as a percent of non-performing loans                        56.67%                 42.80%

Allowance for loan losses as a percent of gross loans receivable
     net of undisbursed loan funds                                                     1.09%                  0.96%

Allowance for loan losses as a percent of classified assets                           41.05%                 39.91%

         As subsequently discussed (see "Provision For Loan Losses"), the higher provision for loan losses recorded during the first half of 2000 versus prior year resulted from several factors, including a $371 thousand charge-off during the second quarter of 2000, additional reserves for the Special Residential Loan Pool described above, an increase in classified assets, growth in the size of the loan portfolio, and from the portfolio's continuing diversification away from its historic concentration in residential real estate. Management anticipates that further growth in loans receivable and ongoing emphasis on the origination of construction and commercial real estate loans will result in future provisions and in an increase in the ratio of the allowance for loan losses to loans outstanding. Experience across the financial services industry indicates that construction and commercial real estate loans present greater risks than residential real estate loans, and therefore should be accompanied by suitably higher levels of reserves.

Comparison Of Operating Results For The Three Months And Six Months Ended June 30, 2000 and June 30, 1999

General

         For the quarter ended June 30, 2000, the Company reported net income of $554 thousand, equivalent to $0.18 basic and diluted earnings per share. This compares to net income of $902 thousand, or $0.28 basic earnings per share and $0.27 diluted earnings per share, during the second quarter of 1999. Net income during the first quarter of 2000 (the immediately preceding quarter) was $799 thousand, equivalent to $0.25 basic and diluted earnings per share.

         For the six months ended June 30, 2000, the Company reported net income of $1.35 million, equivalent to $0.44 basic earnings per share and $0.43 diluted earnings per share. This compares to net income of $1.71 million, or $0.53 basic earnings per share and $0.51 diluted earnings per share, during the first half of 1999.

         Primary factors which constrained earnings during 2000 versus the same periods in 1999 included:

o    increased provisions for loan losses

o    less favorable results on the sale of securities

o    higher operating costs

The above factors more than offset a strong expansion in net interest income, increased levels of various types of non-interest income, and other beneficial impacts arising from the Company's progress in achieving its strategic transformation into a community commercial bank.

Interest Rate Environment

         The table below presents an overview of the interest rate environment during the most recent six quarters. Market interest rates generally trended upward during this time period, with an acceleration starting in mid 1999, as the Federal Reserve commenced what has become six separate increases totaling 175 basis points in its target federal funds rate. The Treasury yield curve became steeper during 1999, after starting the year with just a 63 basis point yield differential between a three month Treasury bill and a 30 year Treasury bond. Then, in 2000, the Treasury curve inverted at the longer end, with the 30 year Treasury bond often presenting a lower yield to maturity than most of the Treasury curve. This inversion stemmed from a number of factors, including the US Government's repurchasing of longer dated Treasury securities in conjunction with the growing federal budget surplus. By the end of the second quarter of 2000, various economic statistics suggested that the rate increases implemented by the Federal Reserve, combined with higher energy prices, were slowing the economy, particularly interest sensitive sectors such as housing and real estate. The market reaction to these reports, combined with a diminishing supply of Treasury securities, led to the entire Treasury curve providing a bond equivalent yield below the Federal Reserve's targeted federal funds rate of 6.50% at June 30, 2000. Note that the 11th District Cost Of Funds Index ("COFI") is by nature a lagging index that trails changes in more responsive interest rate indices such as those associated with the Treasury or LIBOR markets.



Index                   12/31/98    3/31/99   6/30/99    9/30/99  12/31/99    3/31/00   6/30/00
-----                   --------    -------   -------    -------  --------    -------   -------
3 month Treasury bill      4.46%      4.47%     4.76%      4.85%     5.31%      5.89%     5.86%
6 month Treasury bill      4.54%      4.52%     5.03%      4.96%     5.73%      6.14%     6.22%
1 year Treasury bill       4.52%      4.71%     5.05%      5.18%     5.96%      6.24%     6.06%
2 year Treasury note       4.53%      4.98%     5.52%      5.60%     6.24%      6.48%     6.36%
5 year Treasury note       4.54%      5.10%     5.65%      5.76%     6.34%      6.32%     6.18%
30 year Treasury bond      5.09%      5.62%     5.97%      6.05%     6.48%      5.84%     5.90%
Prime rate                 7.75%      7.75%     7.75%      8.25%     8.50%      9.00%     9.50%
COFI                       4.66%      4.52%     4.50%      4.61%     4.85%      5.00%     5.36%


Net Interest Income

         Net interest income rose $647 thousand (16.6%) from $3.9 million during the quarter ended June 30, 1999 to $4.6 million during the most recent three months. Net interest income for the first half of 2000 totaled $9.0 million, up 17.8% from $7.7 million during the first six months of 1999. These increases resulted from a larger average balance sheet and improved spreads. The Company's average margin on total assets improved from 3.41% during the first half of 1999 to 3.86% for the first six months of 2000. The Company's average margin on total assets has remained relatively constant thus far in 2000 despite increases in general market interest rates engineered by the Federal Reserve in large part due to the Company's interest rate risk management program (see Item 2. "Interest Rate Risk Analysis And Exposure"). Actions by management under this program included locking in a significant volume of funding in late 1999 and early 2000, with associated maturities distributed throughout the current year, with a concentration at near the middle of 2000.

         The following  factors  contributed  toward the  improvement in spreads
realized  in  2000  versus  1999,   coincident   with  the   Company's   ongoing
implementation of its strategic plan:

o Average loans as a percentage of average total assets increased from 71.3% during the first half of 1999 to 79.7% during the first six months of 2000. This change in assets mix was particularly beneficial to the Company's spreads because loans are, by a significant margin, the Company's highest yielding asset category.

o Transaction deposit accounts comprised a greater percentage of average total assets during the first half of 2000 (32.3%) than during the same period a year earlier (28.9%). This change in funding mix was also particularly beneficial to the Company's spreads, as transaction deposit accounts present a significantly lower cost of funds than do certificates of deposit and wholesale borrowings.

o The average rate on interest earning assets was 8.25% during the half of 2000, up 67 basis points from a year earlier. In contrast, the Company's average cost of interest bearing liabilities was just 13 basis points higher during the first half of 2000 than during the first six months of 1999. The Company was able to constrain the average cost of its funding in a rising general market interest rate environment by the shift in the deposit mix and by having a portion of its wholesale borrowings locked in at a fixed rate for an extended period of time.

o The increase in the average rate on interest earning assets during 2000 was fostered by the Company's shift in loan mix toward more interest sensitive types of loans (e.g. commercial real estate) and more interest sensitive products across all types of loans. The Company recently introduced new adjustable rate loan products and new hybrid loan products with three year initial fixed rates for income property loans, aiming to shift business away from, for example, the less interest rate sensitive 5 year fixed rate balloon and 5 year fixe rate hybrid products.

         The following table presents the average annualized rate earned upon each major category of interest earning assets, the average annualized rate paid for each major category of interest bearing liabilities, and the resulting net interest spread, net interest margin, and average interest margin on total assets for the three months ended June 30, 2000 and 1999. Annualized rates were calculated by using the day counts (e.g. 30/360, actual/365) applicable to each major category of financial instruments.

                                      Three Months Ended June 30, 2000          Three Months Ended June 30, 1999
                                   ----------------------------------------  ----------------------------------------
(Dollars In Thousands)                 Average                     Average       Average                     Average
                                       Balance      Interest          Rate       Balance      Interest          Rate
                                       -------      --------          ----       -------      --------          ----
Assets
------
Interest earning assets:
   Cash equivalents (1)              $   7,933      $    125         6.34%     $   9,544      $    112         4.71%
   Investment securities (2)             9,259           177         7.69%        12,906           195         6.06%
   Mortgage backed securities (3)       52,406           917         7.00%        74,728         1,229         6.58%
   Loans receivable, net (4)           379,860         8,117         8.55%       329,914         6,596         8.00%
   FHLB stock                            3,023            75         9.98%         3,118            41         5.27%
                                      --------      --------                    --------      --------
Total interest earning assets          452,481         9,411         8.32%       430,210         8,173         7.60%
Non-interest earnings assets            20,980      --------                      18,839      --------
                                      --------                                  --------
Total assets                         $ 473,461                                 $ 449,049
                                     =========                                 =========

Liabilities & Equity
--------------------
Interest bearing liabilities:
   NOW accounts                      $  35,548           140         1.58%     $  23,159            89         1.54%
   Savings accounts                     15,429            68         1.77%        15,459            69         1.79%
   Money market accounts                89,272         1,025         4.62%        83,123           862         4.16%
   Certificates of deposit             227,228         2,965         5.25%       229,299         2,738         4.79%
                                      --------      --------                    --------      --------
   Total interest-bearing deposits     367,477         4,198         4.59%       351,040         3,758         4.29%
   FHLB advances                        45,885           660         5.79%        33,593           461         5.50%
   Other borrowings (5)                     44             1         6.38%         3,399            49         5.78%
                                      --------      --------                    --------      --------
Total interest-bearing liabilities     413,406         4,859         4.73%       388,032         4,268         4.41%
Demand deposit accounts                 17,221      --------                      17,591      --------
Other non-interest bearing liabilities   3,079                                     1,508
                                      --------                                  --------
Total liabilities                      433,706                                   407,131

Stockholders' equity                    39,755                                    41,918
                                      --------                                  --------
Total liabilities & equity           $ 473,461                                 $ 449,049
                                     =========                                 =========

Net interest income                                 $  4,552                                  $  3,905
                                                    ========                                  ========
Interest rate spread (6)                                             3.59%                                     3.19%
Net interest earning assets             39,075                                    42,178
Net interest margin (7)                                4.02%                                     3.63%
Net interest income /
     average total assets                              3.85%                                     3.48%
Interest earnings assets /
     interest bearing liabilities         1.09                                      1.11



Average balances in the above table were calculated using average daily figures.
---------------------------------

(1)  Includes federal funds sold, money market fund investments,  banker's  acceptances,  commercial  paper,  interest earning deposit accounts, and securities purchased under agreements to resell.
(2)  Includes investment securities both available for sale and held to maturity.
(3)  Includes mortgage backed securities, including CMO's, both available for sale and held to maturity.
(4)  In  computing  the  average  balance  of loans  receivable,  non-accrual  loans and loans held for sale have been included.  Amount is net of deferred loan fees,  premiums and discounts,  and  undisbursed  loan funds.  Interest income on loans includes amortized loan fees of $66,000 and $37,000 in 2000 and 1999, respectively.
(5)  Includes federal funds purchased and securities sold under agreements to repurchase.
(6)  Interest  rate spread  represents  the  difference  between the average rate on interest  earning  assets and the average rate on interest bearing liabilities.
(7)  Net interest  margin equals net interest  income before  provision for estimated  loan losses  divided by average interest earning assets.

         The following table presents the average annualized rate earned upon each major category of interest earning assets, the average annualized rate paid for each major category of interest bearing liabilities, and the resulting net interest spread, net interest margin, and average interest margin on total assets for the six months ended June 30, 2000 and 1999. Annualized rates were calculated by using the day counts (e.g. 30/360, actual/365) applicable to each major category of financial instruments.

                                       Six Months Ended June 30, 2000            Six Months Ended June 30, 1999
                                   ----------------------------------------  ----------------------------------------
(Dollars In Thousands)                 Average                     Average       Average                     Average
                                       Balance      Interest          Rate       Balance      Interest          Rate
                                       -------      --------          ----       -------      --------          ----
Assets
------
Interest earning assets:
   Cash equivalents (1)              $   7,448     $     225         6.08%     $   7,774      $    182         4.72%
   Investment securities (2)            10,360           386         7.49%        15,853           490         6.22%
   Mortgage backed securities (3)       53,382         1,876         7.03%        84,413         2,757         6.53%
   Loans receivable, net (4)           373,185        15,853         8.50%       321,365        12,892         8.02%
   FHLB stock                            3,136           121         7.76%         3,097            77         5.00%
                                      --------      --------                    --------      --------
Total interest earning assets          447,511        18,461         8.25%       432,502        16,398         7.58%
Non-interest earnings assets            20,565      --------                      18,469      --------
                                      --------                                  --------
Total assets                         $ 468,076                                 $ 450,971
                                     =========                                 =========

Liabilities & Equity
--------------------
Interest bearing liabilities:
   NOW accounts                      $  33,462           261         1.57%     $  21,908           164         1.51%
   Savings accounts                     15,317           136         1.79%        15,380           137         1.80%
   Money market accounts                85,746         1,898         4.45%        75,716         1,554         4.14%
   Certificates of deposit             225,907         5,743         5.11%       238,768         5,817         4.91%
                                      --------      --------                    --------      --------
   Total interest-bearing deposits     360,432         8,038         4.48%       351,772         7,672         4.40%
   FHLB advances                        47,749         1,369         5.76%        34,322           939         5.52%
   Other borrowings (5)                    333            10         6.04%         3,854           108         5.65%
                                      --------      --------                    --------      --------
Total interest-bearing liabilities     408,514         9,417         4.64%       389,948         8,719         4.51%
Demand deposit accounts                 16,763      --------                      17,525      --------
Other non-interest bearing liabilities   3,085                                     1,882
                                      --------                                  --------
Total liabilities                      428,362                                   409,355

Stockholders' equity                    39,714                                    41,616
                                      --------                                  --------

Total liabilities & equity           $ 468,076                                 $ 450,971
                                     =========                                 =========

Net interest income                                   $9,044                                   $ 7,679
                                                      ======                                   =======
Interest rate spread (6)                                             3.61%                                     3.07%
Net interest earning assets             38,997                                    42,554
Net interest margin (7)                                4.04%                                     3.55%
Net interest income /
     average total assets                              3.86%                                     3.41%
Interest earnings assets /
     interest bearing liabilities         1.10                                      1.11


Average balances in the above table were calculated using average daily figures.
--------------------------------------------

(1)  Includes federal funds sold, money market fund investments,  banker's  acceptances,  commercial  paper,  interest earning deposit accounts, and securities purchased under agreements to resell.
(2)  Includes investment securities both available for sale and held to maturity.
(3)  Includes mortgage backed securities, including CMO's, both available for sale and held to maturity.
(4)  In  computing  the  average  balance  of loans  receivable,  non-accrual  loans and loans held for sale have been included.  Amount is net of deferred loan fees,  premiums and discounts,  and  undisbursed  loan funds.  Interest income on loans includes amortized loan fees of $142,000 and $70,000 in 2000 and 1999, respectively.
(5)  Includes federal funds purchased and securities sold under agreements to repurchase.
(6)  Interest  rate spread  represents  the  difference  between the average rate on interest  earning  assets and the average rate on interest bearing liabilities.
(7)  Net interest  margin equals net interest  income before  provision for estimated  loan losses  divided by average interest earning assets.

Rate / Volume Analysis

         The following tables utilize the figures from the preceding two tables to present a comparison of interest income and interest expense resulting from changes in volumes and the rates on average interest earning assets and average interest bearing liabilities for the periods indicated. Changes in interest income or interest expense attributable to volume changes are calculated by multiplying the change in volume by the prior period average interest rate. The changes in interest income or interest expense attributable to interest rate changes are calculated by multiplying the change in interest rate by the prior year period volume. The changes in interest income or interest expense attributable to the combined impact of changes in volume and changes in interest rate are calculated by multiplying the change in rate by the change in volume.

                                             Three Months Ended June 30, 2000
                                                       Compared To
                                            Three Months Ended June 30, 1999
                                         ---------------------------------------
                                                                Volume
(Dollars In Thousands)                     Volume       Rate    / Rate     Net
                                           ------       ----    ------     ---
Interest-earning assets
-----------------------
Cash equivalents                          $ (19)     $  39     $  (7)   $   13
Investment securities                       (55)        52       (15)      (18)
Mortgage backed securities                 (367)        79       (24)     (312)
Loans receivable, net                       999        454        68     1,521
FHLB Stock                                   (1)        36        (1)       34
                                          -----      -----     -----     -----

     Total interest-earning assets          557        660        21     1,238
                                          -----      -----     -----     -----

Interest-bearing liabilities
----------------------------
NOW Accounts                                 48          2         1        51
Savings accounts                             --         (1)       --        (1)
Money market accounts                        64         95         4       163
Certificates of deposit                     (24)       263       (12)      227
                                          -----      -----     -----     -----
Total interest-bearing deposits              88        359        (7)      440
FHLB advances                               169         25         5       199
Other borrowings                            (48)         5        (5)      (48)
                                          -----      -----     -----     -----

     Total interest-bearing liabilities     209        389        (7)      591
                                          -----      -----     -----     -----

Increase in net interest income           $ 348      $ 271     $  28     $ 647
                                          =====      =====     =====     =====

                                               Six Months Ended June 30, 2000
                                                        Compared To
                                               Six Months Ended June 30, 1999
                                             -----------------------------------
                                                              Volume
(Dollars In Thousands)                       Volume     Rate  / Rate        Net
                                             ------     ----  ------        ---
Interest-earning assets
-----------------------
Cash equivalents                              $  (8)   $  53   $  (2)    $   43
Investment securities                          (171)     101     (34)      (104)
Mortgage backed securities                   (1,014)     210     (77)      (881)
Loans receivable, net                         2,079      760     122      2,961
FHLB Stock                                        1       43      --         44
                                              ------   -----   ------     -----
     Total interest-earning assets              887    1,167       9      2,063
                                              ------   -----   ------     -----
Interest-bearing liabilities
----------------------------
NOW Accounts                                     87        7       3         97
Savings accounts                                 (1)      (1)      1         (1)
Money market accounts                           208      121      15        344
Certificates of deposit                        (316)     251      (9)       (74)
                                              ------   ------  ------      -----
Total interest-bearing deposits                 (22)     378      10        366
FHLB advances                                   370       43      17        430
Other borrowings                                (99)       8      (7)       (98)
                                              ------   ------  ------     -----
     Total interest-bearing liabilities         249      429      20        698
                                              -----    -----   -----      -----
Increase (decrease) in net interest income    $ 638    $ 738   $ (11)    $1,365
                                              =====    =====   ======    ======

Interest Income

         Interest income increased from $8.2 million and $16.4 million during the three and six months ended June 30, 1999 to $9.4 million and $18.5 million during the three and six months ended June 30, 2000. This increase was primarily due to:

o a shift in asset mix towards relatively higher yielding loans versus securities, coincident with the Company's strategic plan of better supporting its local communities with the delivery of credit

o a generally higher interest rate environment in 2000 versus 1999, leading to greater amounts of interest income on adjustable rate loans and new asset originations and purchases

o a larger average balance sheet during the three and six months ended June 30, 2000 compared to the same periods during the prior year

         Interest income on loans rose from $6.6 million during the three months ended June 30, 1999 to $8.1 million during the most recent quarter. For the six months ended June 30, 2000, interest income on loans totaled $15.9 million, up
23.0% from $12.9 million during the first half of 1999. The expansion in interest income on loans during 2000 versus 1999 was due to a combination of greater volumes and higher rates. The greater volume stemmed from the Company's strong loan demand over the past year combined with a reduction in residential loan prepayment rates during 2000 as higher general market interest rates slowed customer refinance activity. The higher rates on loans resulted from two factors:

o a loan mix which has become less concentrated in lower yielding residential mortgages, in favor of higher yielding income property and other non-residential loans

o the upward repricing of adjustable rate loans within the Company's loan portfolio in conjunction with higher general market interest rates

         Interest income on cash equivalents rose from $112 thousand and $182 thousand for the three and six months ended June 30, 1999 to $125 thousand and $225 thousand for the same periods in 2000. This increase occurred despite reductions in average volumes, as the Company earned higher average interest rates. The higher average interest rates stemmed from both the higher general interest rate environment in 2000 and from the Company's enhanced cash management practices in 2000. These enhanced cash management practices included utilizing a wider range of short term investment products shopped among a greater number of counterparties. In particular, the Company earned comparatively attractive rates of return during 2000 on certain overnight repurchase agreements collateralized with whole loans conducted with counterparties presenting a strong credit profile.

         Interest income on investment securities declined from $195 thousand and $490 thousand during the three and six months ended June 30, 1999 to $177 thousand and $386 thousand during the same periods in 2000. This reduction occurred as higher interest rates, particularly on LIBOR based, variable rate corporate trust preferred securities, were insufficient to offset the impact of lower average volumes stemming from the Company's strategic plan of shifting assets into loans.

         Interest income on mortgage backed securities fell from $1.2 million and $2.8 million during the three and six months ended June 30, 1999 to $0.9 million and $1.9 million during the same periods in 2000. This reduction was primarily caused by a reduction in volume, as the Company used the proceeds from prepayments and sales of mortgage backed securities to reinvest into the loan portfolio and, in 2000, repay FHLB advances. All securities purchased by the Company in 2000 have been mortgage backed securities, primarily short term, low duration, Agency collateralized mortgage obligations, as these assets provide a steady stream of cash for reinvestment into loans, are relatively liquid, can be easily used in collateralized borrowings, count under the Qualified Thrift Lender test, and support the Company's interest rate risk management objectives.

         Interest income on FHLB stock increased from $41 thousand and $77 thousand during the three and six months ended June 30, 1999 to $75 thousand and $121 thousand during the same periods in 2000. This increase largely stemmed from higher effective dividend rates, which in turn resulted from two factors:

o        the higher general market interest rate environment in 2000 versus 1999

o the FHLB-SF decision to pay particularly high dividend rates during the first half of 2000 in conjunction with its capital management plan


Interest Expense

         Interest expense on deposits increased from $3.8 million and $7.7 million during the three and six months ended June 30, 1999 to $4.2 million and $8.0 million during the same periods in 2000. These increases were due to both higher average volumes and greater interest rates. The higher volumes occurred in conjunction with the Company's plan to replace relatively expensive wholesale borrowings with deposits, while being cognizant of the elasticity of demand for deposits and effective marginal costs of funds. The higher general market interest rate environment in 2000 led the Company to raise interest rates across most of its deposit product line in order to remain competitive with both other financial institutions and non-bank competitors including money market mutual funds. The increase in interest expense during 2000 was, however, slowed by a favorable change in deposit mix. For example, CD's represented 59.1% of average total deposits during the second quarter of 2000, down from 62.2% during the second quarter of 1999.

         During 2000, the Company was particularly successful in promoting its Money Market Plus account, its new Interest Checking Plus account, and its "40+" NOW account. These products present attractive benefits to consumers. For example, customers earn progressively higher interest rates on their Money Market Plus and Interest Checking Plus accounts as their balances increase through the products' multiple tiers. Customers utilizing a "40+" NOW account obtain free Bank image checks and other free services. The Company intends to introduce new transaction account products and services later in 2000 to further reduce the concentration of CD's in the deposit portfolio.

         At June 30, 2000, the Company's weighted average nominal cost of deposits was 4.48%, or 88 basis points below the COFI Index for the same date. The Company utilizes a comparison of its cost of deposits and cost of funds to COFI as one measure of relative performance.

         Interest expense on borrowings increased from $0.5 million and $1.0 million during the three and six months ended June 30, 1999 to $0.7 million and $1.4 million during the same periods in 2000. This rise was due to both an increase in average volume and a rise in average interest rate. Average balances increased to partially fund the growth in the loan portfolio, while interest rates on maturing / rollover and new borrowings increased over the past eighteen months in conjunction with higher rates in the Treasury and LIBOR markets.

Provision For Loan Losses

         Provision for loan losses totaled $775 thousand during the three months ended June 30, 2000, up from $200 thousand during the second quarter of 1999 and $250 thousand during the first quarter of 2000. Provision for loan losses for 2000 year to date total $1,025 thousand, significantly above the $420 thousand recorded during the first half of 1999. The significantly higher provision during the second quarter of 2000 stemmed from multiple factors, as discussed below.

         During the second quarter of 2000, the Company recorded its first charge-off of the year. The $371 thousand charge-off represented a relatively unusual 100% loss on a residential mortgage. The subject home was impacted by a significant landslide, which was sufficiently extensive to both damage the house and eliminate any land value. The Company plans to pursue recovery through financial participation in any proceeds from litigation being pursued by the borrower.

         Additional reserve allocations were made during the second quarter of 2000 for the Special Residential Loan Pool which the Company purchased in 1998. While the seller has met all its contractual obligations through July, 2000, the Company determined to allocate additional reserves due to concerns regarding the future capacity of the seller to honor its credit guaranty and the present delinquency profile of the mortgage pool.

         Loans rated "substandard" by the Company increased from $7.8 million at March 31, 2000 to $9.9 million at June 30, 2000. The Company allocates a greater percentage of reserves against loans classified as substandard versus those loans receiving a more favorable internal credit rating.

         The size of the Company's loan portfolio increased during the second quarter of 2000, and the mix of loans continued to evolve away from its historic concentration in relatively lower risk residential mortgages. The Company allocates reserves in accordance with both loan portfolio size and mix, with the recent growth in commercial & industrial real estate loans in particular generating a greater internal requirement for loan loss reserves.

         Other factors contributing to the higher provision for loan losses recorded during 2000 included:

o the increasing concentration of the portfolio in relatively less seasoned credits, because of the Company's growth rate in recent periods

o higher concentrations of credit exposure as a result of increased income property lending, as these loans generally are larger than residential mortgages

         Commercial & industrial real estate loans typically present greater credit, concentration, and event risks than home mortgages, thereby requiring proportionately greater reserve levels. Newer loans typically present more credit exposure than seasoned loans with many years of prompt payment experience and amortized principal balances.

         The Company's ratio of loan loss reserves to gross loans outstanding increased from 0.96% at December 31, 1999 to 1.09% at June 30, 2000. The Company anticipates that this ratio will continue climbing throughout 2000 to the extent that the Company is successful in its strategic plan of increasing total assets while expanding construction, income property, and small business lending.

Non-interest Income

         Non-interest income declined from $0.8 million and $1.5 million during the first three and six months of 1999 to $0.6 million and $1.1 million during the same periods in 2000. This reduction was primarily caused by differing results on the sale of securities. During the first half of 1999, a pre-tax gain of $503 thousand was realized on the sale of securities, versus a $77 thousand pre-tax loss during 2000, generating an aggregate $580 thousand pre-tax variance.

         In contrast, non-interest income from the Company's core operations showed strong improvement over the past year. Commissions from the sale of non-FDIC insured products increased from $139 thousand during the second quarter of 1999 to $183 thousand during the most recent three months. For the first half of 2000, commissions from the sale of non-FDIC insured investment products totaled $390 thousand, up 43.9% from $271 thousand during the first six months of 1999. Fee income from customer service charges increased 28.4% from $243 thousand during the second quarter of 1999 to $312 thousand during the second quarter of 2000. Year to date results are similar, with customer service charges increasing from $476 thousand during the first half of 1999 to $592 thousand for 2000. The Company's growing base of transaction accounts continues to bolster non-interest income, as does increased debit card activity by the Bank's customers. The Company plans to have an additional remote ATM in operation prior to the conclusion of the third quarter of 2000 as an additional source of non-interest income.

         The Company recently surveyed competitor pricing and reviewed its operations to better align its customer service charges with its costs. The Company implemented a new fee and service charge schedule effective July 1, 2000 as a means of further increasing the percentage of its income derived from fees.

General & Administrative Expense

         General & administrative expenses rose from $2.9 million during the second quarter of 1999 to $3.4 million during the most recent three months. General & administrative expenses increased from $5.7 million during the first half of 1999 to $6.7 million during the first six months of 2000. The Company's ratio of general & administrative expense to average total assets increased from 2.57% during the quarter ended June 30, 1999 to 2.85% for the most recent three months. A similar increase in this ratio was registered for the first six months of 2000 versus 1999. Higher expense levels were realized in most areas of the Company's operations, spurred by increased business volumes and several other factors, as discussed below.

         Compensation and employee benefits expense was $265 thousand higher during the second quarter of 2000 than during the second quarter of 1999. June 30 year to date compensation and employee benefits expense was $366 thousand higher in 2000 than in 1999. Factors leading to these increases included:

o a larger average employee base in 2000, with 13.2% more FTE employed at June 30, 2000 versus June 30, 1999

o higher expenses for performance based incentive and commission plans, including $125 thousand in accrued costs for a new program introduced in 2000 associated with performance based cash incentives payable, to the extent earned, in early 2001

o the need to increase selected compensation levels during 2000 in order to attract and retain qualified staff in a competitive environment for labor

o        the addition of new Chief  Financial  and Chief  Executive  Officers in
         2000

o $34 thousand in non-recurring costs during the second quarter of 2000 associated with the settlement of certain non-qualified benefits obligations payable in Company stock

         Occupancy and equipment expenses increased in 2000 versus the prior year in part in conjunction with the hiring of a new facility manager in 2000. The new facility manager identified deferred maintenance items for several buildings that were addressed in 2000.

         Data processing costs increased in conjunction with a larger number of customer accounts, as the Company incurs certain expenses on a per account basis. Due to the expiration of the Company's primary data processing contract during the second quarter of 2000, the Company anticipates continuing to incur greater data processing costs throughout 2000. The Company intends to convert to a more technologically robust core processing platform sometime during 2001, and is currently negotiating a software license with the preferred vendor. In anticipation of this new systems environment, the Company has commenced phasing out its passbook based deposit products in favor of statement based products. Management believes that statement based products integrate far more effectively with new electronic delivery channels, present a lower likelihood of operating losses, and provide a more regular opportunity for customer communication and marketing.

         Legal and accounting costs were $11 thousand greater in the most recent quarter than they were during the second quarter of 1999. June 30, 2000 year to date legal and accounting costs totaled $114 thousand above their level of one year earlier. During 2000, the Company has incurred higher costs for its co-sourced internal audit program and in conjunction with the attestation work of its independent auditors. During the past six months, the Company has incurred significant legal costs in regards to several issues, including the Special Residential Loan Pool, a now settled employment related matter, the administration and collection of the $5.0 million non-accrual loan extended by MBBC, and preparation for a potential change in charter for the Bank as a result of the Bank's approaching the regulatory threshold for the Qualified Thrift Lender test.

         Other operating expense increased from $407 thousand during the second quarter of 1999 to $524 thousand during the most recent three months. Other operating expense totaled $821 thousand during the first half of 1999, increasing to $1.1 million during 2000. Expenses for consulting increased from $15 thousand during the first six months of 1999 to $103 thousand during the first half of 2000. During 2000, the Company has retained consultants to assist in a number of areas, including systems conversions, compensation and benefit planning, and loan credit review. Charitable contributions increased from $29 thousand during the first six months of 1999 to $56 thousand during the first half of 2000, as the Company increased its commitments to improving the quality of life and helping the less advantaged in local communities throughout the Greater Monterey Bay Area.

         As detailed in the Company's Proxy Statement for the Annual Meeting of Stockholders held on May 25, 2000, the Director Emeritus Program allows individual Directors meeting certain service requirements to retire between the ages of 65 and 72; receiving upon retirement certain benefits and recognition including a cash payment equal to the then current annual Director retainer fee. Two Directors retired from the Board during the second quarter of 2000, and the Company is accruing additional expense under this program in order to provide benefits to eligible Directors in future periods. A total of $39 thousand in expense has been recorded for this program in 2000.

         During the second quarter of 2000, the Company made the final payment to the investment banking firm that had been retained in 1999. The conclusion of this contract will reduce ongoing expense by $8 thousand per month. The Company also recently terminated all of its directly owned universal life insurance policies. The surrender of these policies will reduce future periodic operating costs and provide additional cash for lending and investment.

         During the six months ended June 30, 2000, a range of other operating costs, including supplies, postage, and correspondent bank service charges all rose from their levels of one year earlier in conjunction with the Company's maintaining a larger volume of customer accounts. The Company is currently in the process of re-evaluating its correspondent banking and branch support operations, with the intent to seek alternatives providing better customer service combined with lower costs to the Bank.

Income Taxes

         Income tax expense declined in 2000 versus 1999 due to reduced pre-tax income. The Company's effective book tax rate during the first six months of 2000 was slightly higher than for the comparable period in 1999 due to the increased effect of various permanent differences in light of lower levels of pre-tax income.

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


Item 4.  Submission Of Matters To A Vote Of Security Holders

         a) TheCompany's annual meeting of stockholders was held on May 25, 2000.

         b)   Not applicable.

         c) At the Company's annual meeting of stockholders held on May 25, 2000, the Company's stockholders approved the following:

              1.)The election of the following  individuals as Directors for the term of three years each:

                 Name                                    For           Withheld
                 ------------------------------   ------------    --------------
                 Ms. Diane S. Bordoni              2,010,305            757,246
                 Mr. Eugene R. Friend              2,045,327            722,224
                 Mr. McKenzie Moss                 1,993,146            774,405


              In  addition  to  the  above  three  individuals,   the  following
              Directors were in office as of July 27, 2000:

              Mr. Josiah T. Austin
              Mr. P. W. Bachan
              Mr. Edward K. Banks
              Mr. Nicholas C. Biase
              Mr. Marshall G. Delk
              Mr. Steven Franich
              Mr. Stephen G. Hoffmann
              Mr. C. Edward Holden
              Mr. Gary L. Manfre

               2.) Approval of amendments to the 1995 Incentive Option Plan:

                                                                        Broker
                     For          Against          Abstain            Non-Vote
              -----------     ------------     ------------      --------------
               1,198,379          810,295           28,452             730,425


               3.) The appointment of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending December 31, 2000.
                                                                        Broker
                     For          Against          Abstain            Non-Vote
              -----------     ------------     ------------      --------------
               2,688,451           62,276           16,824               --


         d)   Not applicable.


Item 5.  Other Information

         None.

Item 6.  Exhibits And Reports On Form 8-K

         A.  Exhibits

                  10.16 Employment Agreement Between Monterey Bay Bancorp, Inc. And Mark R. Andino

                  27     Financial Data Schedule

         B.  Reports On Form 8-K

                  The Company filed no reports on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act Of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      MONTEREY BAY BANCORP, INC.
                                                                    (Registrant)



Date:    August 11, 2000              By:      /s/ C. Edward Holden
                                               --------------------
                                               C. Edward Holden
                                               Chief Executive Officer

Date:    August 11, 2000              By:      /s/ Marshall G. Delk
                                               --------------------
                                               Marshall G. Delk
                                               President
                                               Chief Operating Officer

Date:    August 11, 2000              By:      /s/ Mark R. Andino
                                               ------------------
                                               Mark R. Andino
                                               Senior Vice President
                                               Chief Financial Officer
                                               (Principal Financial & Accounting
                                                Officer)