Form 10-Q
period 2000-09-30
MONTEREY BAY BANCORP INC
filed 2000-11-13
CIK 930429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

                         YES           X          NO
                                   --------               --------


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,317,913 shares of common stock, par value $0.01 per share, were outstanding as of November 9, 2000.


                    MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

                                      INDEX
                                                                                                            PAGE

PART I.          FINANCIAL INFORMATION

                 Item 1.   Financial Statements

                           Consolidated Statements Of Financial Condition As Of
                           September 30, 2000 (unaudited) And December 31, 1999                             3 - 4

                           Consolidated Statements Of Operations (unaudited) For The Three
                           And Nine Months Ended September 30, 2000 And September 30, 1999                  5 - 6

                           Consolidated Statement Of Stockholders' Equity (unaudited) For The
                           Nine Months Ended September 30, 2000                                               7

                           Consolidated Statements Of Cash Flows (unaudited) For The Nine
                           Months Ended September 30, 2000 And September 30, 1999                           8 - 9

                           Notes To Consolidated Financial Statements (unaudited)                          10 - 15

                 Item 2.   Management's Discussion And Analysis Of Financial Condition
                           And Results Of Operations                                                       16 - 45

                 Item 3.   Quantitative And Qualitative Disclosure About Market Risk                         45

PART II.         OTHER INFORMATION

                 Item 1.   Legal Proceedings                                                                 46

                 Item 2.   Changes In Securities                                                             46

                 Item 3.   Defaults Upon Senior Securities                                                   46

                 Item 4.   Submission Of Matters To A Vote Of Security Holders                               46

                 Item 5.   Other Information                                                                 46

                 Item 6.   Exhibits And Reports On Form 8-K                                                  46

                           (a)  Exhibits

                                   (27)  Financial Data Schedule

                           (b)  Reports On Form 8-K
Signature Page                                                                                               47


Item 1.  Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999
(Dollars In Thousands, Except Per Share Amounts)
---------------------------------------------------------------------------------------------------------------------
                                                                                   September 30,         December 31,
                                                                                            2000                 1999
                                                                                            ----                 ----
ASSETS

Cash and cash equivalents                                                               $ 18,089             $ 12,833
Securities available for sale, at estimated fair value:
     Investment securities (amortized cost of $7,693 and $11,456 at
          September 30, 2000 and December 31, 1999, respectively)                          7,470               11,463
     Mortgage backed securities (amortized cost of $59,391 and $59,710
          at September 30, 2000 and December 31, 1999, respectively)                      57,749               57,716
Securities held to maturity, at amortized cost:
     Mortgage backed securities (estimated fair value of $60
          at December 31, 1999)                                                               --                   60
Loans held for sale                                                                          174                   --
Loans receivable held for investment (net of allowances for loan losses of
     $4,806 at September 30, 2000 and $3,502 at December 31, 1999)                       382,168              360,686
Investment in capital stock of the Federal Home Loan Bank, at cost                         2,836                3,213
Accrued interest receivable                                                                2,922                2,688
Premises and equipment, net                                                                7,138                7,042
Core deposit premiums and other intangible assets, net                                     2,394                2,918
Real estate acquired via foreclosure, net                                                     --                   96
Other assets                                                                               4,061                4,112
                                                                                        --------             --------
TOTAL ASSETS                                                                            $485,001             $462,827
                                                                                        ========             ========


See Notes to Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)
SEPTEMBER 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999
(Dollars In Thousands, Except Per Share Amounts)
---------------------------------------------------------------------------------------------------------------------
                                                                                   September 30,         December 31,
                                                                                            2000                 1999
                                                                                            ----                 ----
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Non-interest bearing demand deposits                                                    $ 16,078             $ 17,316
Interest bearing NOW checking accounts                                                    40,402               31,385
Savings deposits                                                                          16,472               15,312
Money market deposits                                                                     91,381               81,245
Certificates of deposit                                                                  233,718              222,144
                                                                                        --------             --------
   Total deposits                                                                        398,051              367,402
                                                                                        --------             --------
Advances from the Federal Home Loan Bank                                                  40,582               49,582
Securities sold under agreements to repurchase                                                --                2,410
Accounts payable and other liabilities                                                     3,925                2,630
                                                                                        --------             --------
     Total liabilities                                                                   442,558              422,024
                                                                                        --------             --------

Commitments and contingencies

STOCKHOLDERS' EQUITY

Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued                    --                   --
Common stock, $0.01 par value, 9,000,000 shares authorized;
     4,492,085 issued at September 30, 2000 and December 31, 1999;
     3,317,913 outstanding at September 30, 2000 and
     3,422,637 outstanding at December 31, 1999                                               45                   45
Additional paid-in capital                                                                28,239               28,237
Retained earnings, substantially restricted                                               32,013               30,473
Unallocated ESOP shares                                                                     (978)              (1,150)
Treasury shares designated for compensation plans, at cost (43,762 shares
     at September 30, 2000 and 126,330 shares at December 31, 1999)                         (421)              (1,376)
Treasury stock, at cost (1,174,172 shares at September 30, 2000 and
     1,069,448 shares at December 31, 1999)                                              (15,358)             (14,257)
Accumulated other comprehensive loss, net of taxes                                        (1,097)              (1,169)
                                                                                        --------             --------
     Total stockholders' equity                                                           42,443               40,803
                                                                                        --------             --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $485,001             $462,827
                                                                                        ========             ========

See Notes to Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
-----------------------------------------------------------------------------------------------------------------------
(Dollars In Thousands, Except Per Share Amounts)
                                                             FOR THE THREE MONTHS               FOR THE NINE MONTHS
                                                               ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                                         -----------------------------    -----------------------------
                                                                2000             1999            2000             1999
                                                                ----             ----            ----             ----
INTEREST AND DIVIDEND INCOME:
   Loans receivable                                         $ 8,118          $ 7,211        $ 23,972         $ 20,103
   Mortgage backed securities                                 1,011            1,085           2,888            3,842
   Investment securities and cash equivalents                   385              282           1,116            1,031
                                                            -------          -------        --------         --------
         Total interest income                                9,514            8,578          27,976           24,976
                                                            -------          -------        --------         --------

INTEREST EXPENSE:
   Deposit accounts                                           4,532            3,675          12,569           11,347
   FHLB advances and other borrowings                           583              543           1,961            1,589
                                                            -------          -------        --------         --------
         Total interest expense                               5,115            4,218          14,530           12,936
                                                            -------          -------        --------         --------

NET INTEREST INCOME BEFORE PROVISION
     FOR LOAN LOSSES                                          4,399            4,360          13,446           12,040

PROVISION FOR LOAN LOSSES                                       650              265           1,675              685
                                                            -------          -------        --------         --------

NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSSES                                          3,749            4,095          11,771           11,355
                                                            -------          -------        --------         --------
NON-INTEREST INCOME:
   Gain (loss) on sale of mortgage backed securities
      and investment securities, net                             --               --             (77)             503
   Commissions from sales of noninsured products                145              194             534              465
   Customer service charges                                     356              270             949              747
   Income from loan servicing                                    30               46              90              111
   Other income                                                  99               54             218              200
                                                            -------          -------        --------         --------

         Total non-interest income                              630              564           1,714            2,026
                                                            -------          -------        --------         --------

See Notes to Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (Continued)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
(Dollars In Thousands, Except Per Share Amounts)
-----------------------------------------------------------------------------------------------------------------------
                                                               FOR THE THREE MONTHS              FOR THE NINE MONTHS
                                                                ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                                         -----------------------------    -----------------------------
                                                                2000             1999            2000             1999
                                                                ----             ----            ----             ----
GENERAL & ADMINISTRATIVE EXPENSE:
   Compensation and employee benefits                         1,904            1,361           4,991            4,082
   Occupancy and equipment                                      329              285             960              856
   Deposit insurance premiums                                    48               40             140              123
   Data processing fees                                         271              269             837              757
   Legal and accounting expenses                                148               94             489              322
   Supplies, postage, telephone, and office expenses            163              156             522              443
   Advertising and promotion                                     84               69             283              234
   Amortization of intangible assets                            175              174             524              523
   Other expense                                                430              523           1,514            1,344
                                                             ------           ------          ------           ------
         Total general & administrative expense               3,552            2,971          10,260            8,684
                                                             ------           ------          ------           ------

INCOME BEFORE INCOME TAX EXPENSE                                827            1,688           3,225            4,697

INCOME TAX EXPENSE                                              366              738           1,411            2,041
                                                             ------           ------          ------           ------
NET INCOME                                                   $  461           $  950         $ 1,814          $ 2,656
                                                             ======           ======          ======           ======

EARNINGS PER SHARE:

     BASIC EARNINGS PER SHARE                                $ 0.15           $ 0.29          $ 0.58           $ 0.82
                                                             ======           ======          ======           ======
     DILUTED EARNINGS PER SHARE                              $ 0.15           $ 0.28          $ 0.58           $ 0.80
                                                             ======           ======          ======           ======

See Notes to Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2000
(Dollars And Shares In Thousands)
------------------------------------------------------------------------------------------------------------------------
                                                                                    Treasury
                                                                                     Shares
                                                                                     Desig-             Accum-
                                                                                      nated             ulated
                                                                                        For              Other
                                                         Addi-              Unal-      Com-            Compre-
                                                        tional       Re-  located      pen-            hensive
                                      Common Stock     Paid-In    tained     ESOP    sation  Treasury  Income/
                                     Shares   Amount   Capital  Earnings   Shares     Plans     Stock   (Loss)     Total
                                     ------   ------   -------  --------   ------     -----     -----   ------     -----
Balance At December 31, 1999          3,423      $45  $ 28,237  $ 30,473  $(1,150)  $(1,376) $(14,257) $(1,169) $ 40,803

Purchase of treasury stock             (120)                                                   (1,251)            (1,251)

Director fees paid using treasury        15                  8                                    150                158
stock

Dividends paid ($0.08 per share)                                    (274)                                           (274)

Amortization of stock

     compensation                                           (6)               172       955                        1,121

Comprehensive income:
     Net income                                                    1,814                                           1,814

     Other comprehensive income:
       Change in net unrealized
         loss on securities
         available for sale, net
         of taxes of $19                                                                                    27        27


       Reclassification adjustment
         for losses on securities
         available for sale
         included in income, net
         of taxes of $32                                                                                    45
                                                                                                                      45
                                                                                                                ========
     Other comprehensive income,
       net                                                                                                            72
                                                                                                                ========
Total comprehensive income                                                                                         1,886
                                                                                                                ========

                                      -----    -----  --------  --------   ------    ------  --------  -------  --------
Balance at September 30, 2000         3,318    $  45  $ 28,239  $ 32,013   $ (978)   $ (421) $(15,358) $(1,097) $ 42,443
                                      =====    =====  ========  ========   ======    ======  ========  =======  ========

See Notes to Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
(Dollars In Thousands)
-------------------------------------------------------------------------------------------------------------------------
                                                                                                   FOR THE NINE MONTHS
                                                                                                   ENDED SEPTEMBER 30,
                                                                                              ---------------------------
                                                                                                      2000          1999
                                                                                                      ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                                         $ 1,814       $ 2,656

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization of premises and equipment                                                327           355
Amortization of intangible assets                                                                      524           523
Amortization of purchase premiums, net of accretion of discounts                                        55           136
Amortization of deferred loan fees                                                                    (211)         (252)
Provision for loan losses                                                                            1,675           685
Provision for losses on real estate acquired via foreclosure                                            --            12
Federal Home Loan Bank stock dividends                                                                (166)         (131)
Gross ESOP expense before dividends received on unallocated shares                                     243           374
Compensation expense associated with stock compensation plans                                          215           222
Loss (gain) on sale of mortgage-backed and investment securities                                        77          (503)
Gain on sale of loans                                                                                  (15)          (54)
Loss (gain) on sale of real estate acquired via foreclosure                                              5           (11)
Origination of loans held for sale                                                                  (1,927)       (5,884)
Proceeds from sales of loans held for sale                                                           1,768         8,115
Increase in accrued interest receivable                                                               (234)         (141)
Decrease in other assets                                                                                51           896
Increase (decrease) in accounts payable and other liabilities                                        1,295          (447)
Other, net                                                                                          (1,031)         (665)
                                                                                                   -------       -------
     Net cash provided by operating activities                                                       4,465         5,886
                                                                                                   -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:

Net increase in loans held for investment                                                          (21,482)      (60,006)
Purchases of investment securities available for sale                                                   --            (7)
Proceeds from sales of investment securities available for sale                                      3,730         8,005
Purchases of mortgage backed securities available for sale                                         (23,482)           --
Principal repayments on mortgage backed securities                                                  11,254        17,400
Proceeds from sales of mortgage backed securities available for sale                                12,571        16,920
Redemptions of FHLB stock                                                                              543            --
Purchases of premises and equipment                                                                   (423)       (1,092)
                                                                                                   -------       -------
     Net cash used in investing activities                                                         (17,289)      (18,780)
                                                                                                   -------       -------

See Notes to Consolidated Financial Statements

                                       8

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
(Dollars In Thousands)
-------------------------------------------------------------------------------------------------------------------------
                                                                                                   FOR THE NINE MONTHS
                                                                                                   ENDED SEPTEMBER 30,
                                                                                              ---------------------------
                                                                                                      2000          1999
                                                                                                      ----          ----
CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase (decrease) in deposits                                                                 30,649          (745)
(Repayments) proceeds of FHLB advances, net                                                         (9,000)       11,400
(Repayments) proceeds of securities sold under agreements to repurchase, net                        (2,410)       (1,960)
Cash dividends paid to stockholders                                                                   (274)         (530)
Purchases of treasury stock                                                                         (1,251)           --
Sales of treasury stock                                                                                150           346
Sales of treasury stock for stock compensation plans                                                   216            --
                                                                                                  --------      --------
     Net cash provided by financing activities                                                      18,080         8,511
                                                                                                  --------      --------
NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                                                   5,256        (4,383)

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                      12,833        16,951
                                                                                                  --------      --------
CASH & CASH EQUIVALENTS AT END OF PERIOD                                                           $18,089       $12,568
                                                                                                  ========      ========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid during the period for:
     Interest on deposits and borrowings                                                          $ 14,309      $ 12,930
     Income taxes                                                                                    2,410         2,259


SUPPLEMENTAL DISCLOSURES OF NON CASH
INVESTING AND FINANCING ACTIVITIES

Loans transferred to held for investment, at fair value                                                202           171

Real estate acquired in settlement of loans                                                             --           280

See Notes to Consolidated Financial Statements

                                       9

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 1:  Basis Of Presentation

         The accompanying consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation have been included. The results of operations for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

         Basic earnings per share ("EPS") are computed by dividing net income by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if options or other contracts to issue common stock were exercised and converted into common stock.

         There was no  difference  in the  numerator,  net  income,  used in the calculation  of basic  earnings per share and diluted  earnings  per share.  The denominator  used in the  calculation  of basic  earnings  per share and diluted earnings per share for the three and nine month periods ended September 30, 2000 and  1999 is  reconciled  in the  following  table.  The  following  table  also reconciles the  calculation  of the Company's  Basic EPS and Diluted EPS for the
periods indicated.
                                                            For The Three Months             For The Nine Months
                                                             Ended September 30,             Ended September 30,
                                                       ---------------------------     ---------------------------
(In Whole Dollars And Whole Shares)
                                                               2000          1999              2000          1999
                                                               ----          ----              ----          ----
Net income                                                 $461,000      $950,000        $1,814,000    $2,656,000
                                                          =========     =========         =========     =========

Average shares issued                                     4,492,085     4,492,085         4,492,085     4,492,085

Less weighted average:
   Uncommitted ESOP shares                                 (157,227)     (193,164)         (166,211)     (202,149)
   Non-vested stock award shares                            (58,378)      (85,802)          (67,236)      (94,192)
   Treasury shares                                       (1,176,316)     (956,700)       (1,154,058)     (960,561)
                                                          ---------     ---------         ---------     ---------
Sub-total                                                (1,391,921)   (1,235,666)       (1,387,505)   (1,256,902)
                                                          ---------     ---------         ---------     ---------

Weighted average BASIC shares outstanding                 3,100,164     3,256,419         3,104,580     3,235,183

Add dilutive effect of:
   Stock options                                              3,635        96,882             5,599        89,033
   Stock awards                                                  --         5,823               163         6,168
                                                          ---------     ---------         ---------     ---------

Sub-total                                                     3,635       102,705             5,762        95,201
                                                          ---------     ---------         ---------     ---------

Weighted average DILUTED shares outstanding               3,103,799     3,359,124         3,110,342     3,330,384
                                                          =========     =========         =========     =========

Earnings per share:

   BASIC EPS                                                 $ 0.15        $ 0.29            $ 0.58        $ 0.82
                                                          =========     =========         =========     =========

   DILUTED EPS                                               $ 0.15        $ 0.28            $ 0.58        $ 0.80
                                                          =========     =========         =========     =========

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

--------------------------------------------------------------------------------


NOTE 3:  Other Comprehensive Income

         Currently, the Company's only source of other comprehensive income is derived from unrealized gains and losses on the portfolios of investment and mortgage backed securities classified as available for sale.

         Reclassification  adjustments for realized net gains (losses)  included in other  comprehensive  income for  investment and mortgage  backed  securities classified as available  for sale for the three and nine months ended  September
30, 2000 and 1999 are summarized as follows:
                                              Three Months Ended September 30,       Nine Months Ended September 30,
                                             ----------------------------------    ----------------------------------
                                                        2000              1999                 2000             1999
                                                        ----              ----                 ----             ----
(Dollars In Thousands)
Gross reclassification adjustment                      $  --             $  --               $  (77)          $  503
Tax benefit (expense)                                     --                --                   32             (207)
                                                       ------            ------               -----           ------

Reclassification adjustment, net of tax                $  --             $  --                $ (45)          $  296
                                                       ======            ======               =====           ======

         A  reconciliation  of the net unrealized  gain or loss on available for sale securities recognized in other comprehensive income is as follows:
                                                            Three Months                     Nine Months
                                                               Ended                           Ended
                                                             September 30,                  September 30,
                                                       ---------------------------     ---------------------------
                                                          2000          1999              2000          1999
                                                          ----          ----              ----          ----
(Dollars In Thousands)
Holding gain (loss) arising during the period, net       $ 334        $ (464)            $  27      $ (1,346)
of tax
Reclassification adjustment, net of tax                     --            --                45          (296)
                                                         -----        ------             -----      --------

Net unrealized gain (loss) recognized in
     other comprehensive income                          $ 334        $ (464)            $  72      $ (1,642)
                                                         =====        ======             =====      ========

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

--------------------------------------------------------------------------------


NOTE 4:  Stock Option Plans

         The Company  maintains the Amended 1995 Incentive Stock Option Plan and the 1995 Stock  Option Plan For Outside  Directors.  Under  these  plans,  stock options  typically  vest over a five year time  period.  All  outstanding  stock options  under both of these plans vest upon a change in control of the Company.
The following tables summarize the combined status of these Plans:
                                                                  Stock                            Stock       Average
                                                                Options            Stock         Options      Exercise
                                Stock           Stock      Cumulatively          Options       Available      Price Of
                              Options         Options        Vested And     Cumulatively      For Future        Vested
Date                       Authorized     Outstanding       Outstanding        Exercised          Grants       Options
----                       ----------     -----------       -----------        ---------          ------       -------
December 31, 1999             512,036         362,597           239,853           80,150          69,289         $9.51
March 31, 2000                512,036         419,236           231,100           80,150          12,650         $9.51
June 30, 2000                 757,929         474,236           245,282           80,150         203,543         $9.79
September 30, 2000            757,929         486,736           308,262           80,150         191,043         $9.65


Activity during the three and nine months ended September 30, 2000 included:

                                   Three Months Ended          Nine Months Ended
                                   September 30, 2000         September 30, 2000
                                   ------------------         ------------------
Granted                                        12,500                    134,365
Canceled                                           --                     10,226
Exercised                                          --                         --
Vested                                         62,980                     78,635

         The exercise price of individual vested stock options ranged from a low of $9.10 per share to a high of $16.60 per share as of September 30, 2000.

         The 1995 Incentive Stock Option Plan was amended in May 2000. The amendments included an increase in the number of shares reserved for issuance to 660,000 shares (exclusive of 97,929 shares reserved under the 1995 Stock Option Plan For Outside Directors) and a change in the minimum exercise price of all new option grants to 110% of the fair market value of the Company's common stock on the date of grant.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

--------------------------------------------------------------------------------


NOTE 5:  Stock Award Plans

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
PEP:                                                                                        Stock
                                                                           Stock           Awards
                                       Stock             Stock            Awards        Available
                                      Awards            Awards      Cumulatively       For Future
Date                              Authorized       Outstanding            Vested           Grants
----                              ----------       -----------            ------           ------
December 31, 1999                    141,677            30,864            79,038           31,775
March 31, 2000                       141,677            59,212            79,038            3,427
June 30, 2000                        141,677            57,263            81,737            2,677
September 30, 2000                   141,677            38,594           100,406            2,677


         Activity during the three and nine months ended September 30, 2000 included:

                     Three Months Ended         Nine Months Ended
                     September 30, 2000        September 30, 2000
                     ------------------        ------------------
Granted                              --                    29,744
Canceled                             --                       646
Vested                           18,669                    21,368



RRP:                                                                                        Stock
                                                                           Stock           Awards
                                       Stock             Stock            Awards        Available
                                      Awards            Awards      Cumulatively       For Future
Date                              Authorized       Outstanding            Vested           Grants
----                              ----------       -----------            ------           ------
December 31, 1999                     38,010             9,541            28,469               --
March 31, 2000                        38,010             8,713            29,297               --
June 30, 2000                         38,010             8,713            29,297               --
September 30, 2000                    38,010             2,491            35,519               --


         Activity during the three and nine months ended September 30, 2000 included:

                     Three Months Ended         Nine Months Ended
                     September 30, 2000        September 30, 2000
                     ------------------        ------------------
Granted                              --                        --
Canceled                             --                        --
Vested                            6,222                     7,050

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

--------------------------------------------------------------------------------


NOTE 6:  Commitments

         At September 30, 2000, commitments maintained by the Company included commitments to originate $13.1 million in various types of loans and to sell $174 thousand in fixed rate residential mortgages on a servicing released basis. The Company maintained no firm commitments to purchase loans or securities, to assume borrowings, or to sell securities at September 30, 2000.

NOTE 7:  Recent Accounting Pronouncements

         Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998 and amended by SFAS No. 138, issued in June 2000. The standard defines derivatives, requires that all derivatives be carried at fair value, and provides for hedge accounting when certain conditions are met. The requirements of SFAS No. 133 as amended by SFAS No. 138 will be effective for the Company in the first quarter of the fiscal year beginning January 1, 2001. Management does not expect the adoption of SFAS No. 133 as amended by SFAS No. 138 to have a significant impact upon the Company's financial statements.

         SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued in September 2000. SFAS No. 140 is a replacement of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Most of the provisions of SFAS No. 125 were carried forward to SFAS No. 140 without reconsideration by the FASB, and some were changed in only minor ways. In issuing SFAS No. 140, the FASB included issues and decisions that had been addressed and determined since the original publication of SFAS No. 125. SFAS No. 140 is effective for transfers after March 31, 2001. It is effective for disclosures about securitizations and collateral and for recognition and reclassification of collateral for fiscal years ending after December 15, 2000. Management does not expect the adoption of SFAS No. 140 to have a significant impact upon the Company's financial statements.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations


Forward-looking Statements

         Discussions of certain matters in this Report on Form 10-Q may constitute forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and as such, may involve risks and uncertainties. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations, are generally identifiable by the use of words or phrases such as "believe",
"expect", "intend", "anticipate", "estimate", "project", "forecast", "may increase", "may fluctuate", "may improve" and similar expressions or future or conditional verbs such as "will", "should", "would", and "could". These forward-looking statements relate to, among other things, expectations of the business environment in which Monterey Bay Bancorp, Inc. operates, projections of future performance, potential future credit experience, perceived opportunities in the market, and statements regarding the Company's mission and vision. The Company's actual results, performance, and achievements may differ materially from the results, performance, and achievements expressed or implied in such forward-looking statements due to a wide range of factors. These factors include, but are not limited to, changes in interest rates, general economic conditions, the demand for the Company's products and services, accounting principles or guidelines, legislative and regulatory changes, monetary and fiscal policies of the US Government, US Treasury, and Federal Reserve, real estate markets, competition in the financial services industry, and other risks detailed in the Company's reports filed with the Securities and Exchange Commission ("SEC") from time to time, including the Annual Report on Form 10-K for the fiscal year ended December 31, 1999. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

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

         At September 30, 2000, the Company had $485.0 million in total assets, $382.3 million in net loans receivable, and $398.1 million in total deposits. The Company is subject to regulation by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC"). The principal executive offices of the Company and the Bank are located at 567 Auto Center Drive, Watsonville, California, 95076, telephone number (831) 768 - 4800, facsimile number (831) 722 - 6794. The Company may also be contacted via electronic mail at: INFO@MONTEREYBAYBANK.COM. The Bank is a member of the Federal Home Loan Bank of San Francisco ("FHLB") and its deposits are insured by the FDIC to the maximum extent permitted by law.

         The Company conducts business from eight branch offices and its administrative facilities. In addition, the Company supports its customers through 24 hour telephone banking, Internet banking, and ATM access through an array of networks including STAR, CIRRUS, and PLUS. Through its network of banking offices, the Bank emphasizes personalized service focused upon two primary markets: households and small businesses. The Bank offers a wide complement of lending and deposit products. The Bank also supports its customers by functioning as a federal tax depository, selling and purchasing foreign banknotes, issuing debit cards, providing domestic and international collection services, and supplying various forms of electronic funds transfer. Through its wholly-owned subsidiary, Portola Investment Corporation ("Portola"), the Bank provides, on an agency basis, mortgage life insurance, fire insurance, and a large selection of non-FDIC insured investment products including fixed and variable annuities, mutual funds, and individual securities.

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

Recent Developments

         Congress, the SEC, the Federal Financial Institutions Examination Council ("FFIEC"), the OTS, and the Federal Administration continue to consider a series of issues that may impact the financial services industry, including the Company. Recent developments in this regard include:

o the potential reform of bankruptcy legislation (S 625, HR 833) remains stalled in Congress, with disagreements between Congress and the White House on various provisions

o the potential approval for interest to be paid on business checking accounts and possibly on reserves held at Federal Reserve Banks (S 576, HR 4067, HR 5341) also remains stalled in Congress

o the possible privatization of or reduced government support for certain government sponsored enterprises, most notably the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA") continues to be debated in Congress

o new capital and membership rules for the FHLB System continue to be drafted, with implementation anticipated during 2001

o the OTS is considering possible new rules for thrift holding companies, including debt and capital restrictions

o a possible increase in (e.g. from $100,000 to $200,000 per depositor) or broadening of (e.g. all public agency deposits) federal deposit insurance coverage, perhaps combined with a new formula for FDIC insurance premiums, is under evaluation at the FDIC

o potential changes in the methodology used by insured depository institutions to account for loan loss reserves continue to be debated by the SEC, the American Institute of Certified Public Accountants, and the FFIEC

         Safeway, Inc. a major supermarket chain in the Company's primary market area, has announced the creation of Safeway SELECT bank. The bank will operate branches inside Safeway stores and open an online bank. This represents a new source of competition for the Company.

         During October, 2000, the Company announced the resignation of Marshall
G. Delk from the Board of Directors. Mr. Delk resigned as President and Chief Operating Officer of the Company during September 2000. The Company is currently negotiating a separation package with Mr. Delk. This package will incorporate the disposition of Mr. Delk's vested stock options.

         During October, 2000, the Company announced that McKenzie Moss would become Chairman of the Board effective January 1, 2001. Eugene R. Friend will retire as Chairman of the Board at that time and continue to serve the Company as Vice Chairman until his planned retirement from the Board of Directors at the 2001 annual meeting of shareholders. This change was conducted to facilitate the Company's preparation for Mr. Friend's upcoming retirement following over 40 years of service. Mr. Moss has a enjoyed a long and successful career in the financial services industry, including being the Chief Executive Officer of a California commercial bank.

         Mr. P.W. Bachan has announced his intention to retire from the Board of Directors at the 2001 annual meeting of shareholders. Mr. Bachan has served the Company as a Director for 46 years.

Overview Of Business Activity

         Throughout 2000, the Company continued in its business strategy of diversifying away from its traditional savings & loan roots toward a community commercial bank profile. The Board of Directors and Management has targeted this strategy because of the belief that it presents the opportunity to better serve the Greater Monterey Bay Area while enhancing shareholder value.

         During the first nine months of 2000, progress was realized in loan volume and mix, deposit volume and composition, and fee income generation, particularly from customer service charges. This progress was accelerated at mid year following the hiring of a new Chief Executive Officer with substantial commercial banking experience. The Company recently signed an agreement to convert to a new core processing system. Internet banking was introduced in October, 2000, along with a significantly enhanced Internet site (www.montereybaybank.com). A new remote ATM at the Monterey Bay Aquarium was recently activated. David E. Porter, with 26 years of commercial banking experience, started working for the Bank as Director of Commercial and Retail Banking at the end of October, 2000. Jack Evans, with over 25 years of commercial banking experience, recently joined the Bank as a commercial lending relationship manager and business loan officer. In accomplishing these steps, the Company is working to establish the human and technological infrastructure that is integral to its transformation into an effective community commercial bank.

         In its October 31, 2000 Form 8-K, the Company reported that its Directors and Management are disappointed with the level of earnings generated in recent quarters. This document further presented the Company's appreciation of the importance of building shareholder value and producing a competitive return on shareholders' equity. However, many of the initiatives key to the strategic transformation of the Company require up front operating costs and initial capital investments before associated revenues may be realized. In addition, the Company has had to allocate significant resources toward resolving several historical issues, including a $4.85 million non-accrual business term loan originated by MBBC, certain classified assets, the Special Residential Loan Pool (see "Special Residential Loan Pool"), and the need to recruit a significant portion of the Bank's management team during 2000.

         The Company exceeded 29,500 deposit accounts at the end of the third quarter of 2000, representing a new high.

         Thus far in 2000, the Company's primary market areas have generally continued to see good demand for housing, real estate price appreciation, population increases, and economic expansion. The Company's primary market areas have also benefited from the ongoing growth in employment, geography, and financial capacity of the adjacent, technology oriented Silicon Valley area of the San Francisco Bay Area. A significant proposal is under development that would lead to the addition of approximately 20,000 new technology related jobs in the Coyote Valley area in the Highway 101 corridor stretching south from San Jose toward Morgan Hill. This proposal is primarily being advanced by a single large technology firm.

         The Company intends to continue pursuing this business strategy, explained in greater detail in the Company's Annual Report on Form 10-K for 1999, while seeking avenues for further growth in market share and product diversification. Management believes that the continued consolidation occurring in the financial services industry may present opportunities to acquire personnel, branches, and customers from institutions being sold or that have recently been sold.

Changes In Financial Condition From December 31, 1999 To September 30, 2000

         Total assets increased $22.2 million, or 4.8%, from $462.8 million at December 31, 1999 to $485.0 million at September 30, 2000. This rise in assets was primarily fueled by a strong deposit performance.

         Cash & cash equivalents rose from $12.8 million at December 31, 1999 to $18.1 million at September 30, 2000. This rise in cash & cash equivalents primarily stemmed from lower than targeted internal loan production during the third quarter of 2000. The Company intends to reinvest some of these funds into pools of primarily multifamily whole loans, generally acquired on a servicing released basis, during the fourth quarter of 2000. These secondary market purchases are projected to increase asset yield while at the same time supporting the Bank's Qualified Thrift Lender test ratio.

         Investment and mortgage backed securities available for sale decreased from $69.2 million at December 31, 1999 to $65.2 million at September 30, 2000. The Company sold $12.6 million in mortgage backed securities and $3.7 million in investment securities in 2000. These sales, which were concentrated in the second quarter, were conducted to:

o reduce the Company's sensitivity to changes in general market interest rates, via the sale of higher duration securities

o    shift  the  Bank's  asset  allocation   towards  those  assets,   including
     securities, which qualify under the Qualified Thrift Lender test

         During the third quarter of 2000, the Company purchased $17.5 million of mortgage backed securities, primarily low duration, high cash flow, Agency collateralized mortgage obligations ("CMO's"). The third quarter purchases were designed to:

o quickly deploy $8.0 million in new funding received through the State of California time deposit program (see below)

o reallocate excess liquidity to higher yielding assets during a period of comparatively slower (versus earlier in 2000) internal loan production

         Security purchases throughout 2000 have been concentrated in low duration, high cash flow, primarily Agency collateralized mortgage obligations in order to avoid adding long term, fixed rate assets to the balance sheet and in order to furnish a recurring source of cash in future periods for lending or loan purchases. Management anticipates continuing the above pattern of security purchases and sales during the final quarter of 2000, subject to business and market conditions.

         Net loans receivable held for investment rose from $360.7 million at December 31, 1999 to $382.2 million at September 30, 2000. The total at September 30, 2000 was increased by the acquisition of two whole loan pools totaling $11.2 million during September, 2000. These pools were primarily comprised of adjustable rate multifamily mortgages secured by real property throughout California. The Company followed its normal underwriting policies in evaluating these loan pools. Because these whole loan pools were acquired near the end of the third quarter, there was no significant effect on September 30, 2000 year to date interest income.

         Third quarter credit originations (excluding loan pool purchases) totaled $28.4 million. This figure was constrained by the Company's having a number of unfilled loan sales positions during the quarter.

         The 2000 year to date increase in loans was concentrated in the income property loan portfolios, as the Company continued the diversification of its balance sheet away from the historical concentration in residential mortgage related assets. Residential loans as a percentage of gross loans declined from 43.4% to 41.6% during the first nine months of 2000. At the same time, commercial & industrial real estate loans increased from 18.6% to 24.1% of gross loans.

         Gross construction loans declined from $79.0 million at December 31, 1999 to $58.9 million at September 30, 2000, as completed projects were paid off and the pipeline of new construction loans was insufficient to offset the payoffs. The Company will seek to increase its construction loan portfolio in future quarters through a combination of increased marketing efforts, establishing ongoing relationships with local developers, and purchases of participations in construction loans on California real estate originated by other financial institutions.

         The Company's strategy of continuing the diversification of its loan portfolio away from residential mortgages creates pressure on the Bank's compliance with the Qualified Thrift Lender ("QTL") test, which requires that the Bank maintain at least 65.0% of its portfolio assets (as defined) in qualified thrift investments (as defined). The increasing volume of commercial and industrial real estate loans maintained by the Company has at times resulted in the Bank's QTL ratio falling below 70.0%. However, in conjunction with the aforementioned acquisition of two whole loan pools comprised of primarily multifamily (QTL qualifying) mortgages, the Bank's QTL ratio increased to 71.0% at September 30, 2000.

         As the Company continues its strategic transformation into a community commercial bank, however, additional pressure upon the Bank's QTL ratio is expected. As a result, the Company is considering a number of alternatives, including:

o    sales of non-qualified assets, including securities

o altering loan pricing and marketing to encourage increased origination of qualified credits

o moderately leveraging the balance sheet through the addition of assets which qualify under the QTL test

o    applying for a commercial bank charter

         The Company continues to originate fixed rate residential loans for sale into the secondary market on a servicing released basis. This practice allows the Company to provide a full range of residential loan products to its customers without adding to the Company's sensitivity to rising interest rates. The Company's strategic plan incorporates expanding the types of residential mortgages sold into the secondary market in future periods (e.g. to include adjustable rate mortgages) should such sales be consistent with objectives for asset / liability management, cash flow, and regulatory capital management.

         Additional  information regarding the composition of the Company's loan portfolio is presented in the following table:
                                                                             September 30,       December 31,
                                                                                      2000               1999
                                                                                      ----               ----
(Dollars In Thousands)

Held for investment:
   Loans secured by real estate:
      Residential one to four unit                                                $170,815           $168,465
      Multifamily five or more units                                                53,994             42,173
      Commercial and industrial                                                     99,212             72,344
      Construction                                                                  58,931             79,034
      Land                                                                          14,773             13,930
                                                                                  --------           --------
   Sub-total loans secured by real estate                                          397,725            375,946

   Other loans:
      Home equity lines of credit                                                    5,014              3,968
      Loans secured by deposits                                                        567                385
      Consumer lines of credit, unsecured                                              152                202
      Business term loans                                                            6,511              6,670
      Business lines of credit                                                       1,075              1,027
                                                                                  --------           --------
   Sub-total other loans                                                            13,319             12,252

   Sub-total gross loans held for investment                                       411,044            388,198

   (Less) / Plus:
      Undisbursed construction loan funds                                          (23,952)           (23,863)
      Unamortized purchase premiums, net of purchase discounts                          82                134
      Deferred loan fees and costs, net                                               (200)              (281)
      Allowance for estimated loan losses                                           (4,806)            (3,502)
                                                                                  --------           --------

Loans receivable held for investment, net                                         $382,168           $360,686
                                                                                  ========           ========

Held for sale:
   Residential one to four unit                                                   $    174           $     --
                                                                                  ========           ======


         Premises and equipment increased slightly in 2000 primarily due to the installation of a remote ATM at the Monterey Bay Aquarium and the remodeling of one branch in order to sub-lease space to a tenant. The Company anticipates a higher level of premises and equipment later in 2000 and into 2001 as new computer hardware, telecommunications equipment, and software is acquired in conjunction with the Company's scheduled conversion to a new and significantly more advanced core processing platform.

         Intangible assets declined by $524 thousand during the first nine months of 2000 in conjunction with periodic amortization. Under OTS regulations, intangible assets net of associated deferred tax liabilities reduce regulatory capital, resulting in lower regulatory capital ratios than would otherwise be the case.

         Total deposits increased from $367.4 million at December 31, 1999 to a record $398.1 million at September 30, 2000. Key trends within the deposit portfolio included:

o Checking account balances continued to rise during the third quarter of 2000, and have now increased $7.8 million year to date. The Company has targeted increases in checking account balances as a source of low cost funds and non-interest income. Initiatives employed by the Company in expanding the checking account base have included the introduction of a new, highly tiered SuperNOW product, an internal employee incentive campaign to generate new checking accounts, ongoing advertising support, and checking account options viewed as desirable by consumers including imaged statements, debit card access, 24 hour telephone banking, and Internet Banking including electronic bill payment.

o Savings deposits increased from $15.3 million at December 31, 1999 to $16.5 million at September 30, 2000. The Company has been actively encouraging its customers to migrate to statement (versus passbook) based savings accounts in preparation for the new core processing platform, which will be implemented without passbooks. The Company believes that passbooks constitute a less desirable form of account to both customers and financial institution in an age of debit cards, Internet banking, telephone banking, and global ATM networks. Management also believes that statement based deposit products present a lower likelihood of operating losses and provide a more regular opportunity for customer communication and marketing.

o Early in 2000, the Bank introduced its "Money Market Plus" deposit account, which provides competitive, tiered rates for liquid funds. In conjunction with this product, total money market deposits rose from $81.2 million at December 31, 1999 to $91.4 million nine months later.

o Certificate of deposit balances rose $11.6 million during the first nine months of 2000. Premium CD rates are made available to customers for whom the Bank is their primary financial services provider. The Company also promotes "CD Specials" of various terms and with various minimum balance requirements in response to competitive actions and in order to attract funds consistent with its asset / liability management program.

o During the third quarter of 2000, the Bank commenced participation ($8.0 million) in the State of California time deposit program. Under this program, the State places time deposits with banks as a means of encouraging the lending of funds back into California's communities. The State prices these funds to be competitive with the capital markets and FHLB advances to enhance participation in the program.

o During 2000, the Bank commenced directly soliciting certificates of deposit from targeted potential customer segments identified as having a propensity to invest in that product line. At September 30, 2000, this program had attracted $896 thousand in funds.

o Transaction accounts constituted 41.3% of total deposits at September 30, 2000, up from 39.5% nine months earlier. This change in deposit mix is integral to the Company's strategic plan, as transaction accounts provide for a lower cost of funds versus most other funding sources, generate fee income, furnish opportunities for cross-selling other products and services to customers, and are typically less interest rate sensitive than many other funding sources.

         The Company's ratio of loans to deposits declined from 98.2% at December 31, 1999 to 96.1% at September 30, 2000, as the strong deposit growth eclipsed the expansion in loans. In light of this ratio, the Company is exploring various strategic alternatives for increasing its funding base, including new sites for traditional stand-alone branches and sites for branches domiciled within larger retail outlets. No assurance can, however, be provided that the Company will be successful in obtaining additional distribution and sales locations.

         Borrowings declined from $52.0 million at December 31, 1999 to $40.6 million at September 30, 2000, all of which were then comprised of FHLB advances. Over the past nine months, the Company has used deposit inflows and cash flows from the amortization and sale of securities to repay $9.0 million in FHLB advances and $2.4 million in securities sold under agreements to repurchase. The next scheduled maturity of the Company's borrowings is in January, 2001.

         Total stockholders' equity increased from $40.8 million at December 31, 1999 to $42.4 million at September 30, 2000. Factors contributing to the increase included:

o    $1.8 million in 2000 year to date net income

o continued amortization of deferred stock compensation, including but not limited to:

     o accelerated amortization of certain shares during the second quarter in conjunction with the settlement of certain non-qualified benefits obligations payable in Company common stock

     o the vesting of a significant volume of stock award shares during the third quarter

o the election by certain Directors to have their Directors fees paid with common stock, with all Directors to be paid exclusively in common stock beginning November 1, 2000

o $72 thousand in other comprehensive income, net, during 2000 stemming from a slight appreciation in the portfolios of securities classified as available for sale

The above factors more than offset:

o the repurchase of 120,000 of the Company's common shares on the open market for $1.25 million during the first quarter of 2000

o the payment of $274 thousand in cash dividends (equivalent to $0.08 per share) during the first quarter of 2000


         As previously announced, the Company's Board of Directors has determined to indefinitely suspend the declaration and payment of cash dividends. The decision by the Board of Directors to receive their Directors fees exclusively in common stock effective November 1, 2000 was made to:

o    augment MBBC's cash flow

o communicate the Directors support of the Company and alignment with shareholder value


         The Company's tangible book value per share was $12.07 at September 30, 2000. This compares to a tangible book value per share of $11.07 at December 31, 1999.

Interest Rate Risk Management And Exposure

         In an effort to limit the Company's exposure to interest rate changes, management monitors and evaluates interest rate risk on a regular basis, including participation in the OTS Net Portfolio Value Model and associated regulatory reporting. Management believes that interest rate risk and credit risk compose the two greatest financial exposures faced by the Company in the normal course of its business. The Company is not directly exposed to risks associated with commodity prices or fluctuations in foreign currency values.

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

         Factors impacting the Company's net liability sensitivity during the first nine months of 2000 and forecast to affect the Company's interest rate exposure for the remainder of the year include:

         Factors reducing net liability sensitivity:

            o The $19.1 million rise in transaction account balances during the first nine months of 2000, as transaction deposit accounts are typically less interest rate sensitive than many other sources of funding. The Company intends to continue pursuing growth in transaction deposits as an integral part of its business strategy.

            o The sale of $10.5 million in high duration mortgage backed securities during the first nine months of 2000. Additional such sales may be made during the fourth quarter of 2000 in conjunction with plans to further reduce net liability sensitivity and provide funding for reinvestment into higher yielding pools of purchased income property loans.

            o The continued amortization and prepayment of long term, fixed rate loans and mortgage backed securities combined with the sale of most new, long term, fixed rate loans into the secondary market and the focus of new security purchases in lower duration instruments. As interest rates on new fixed rate mortgages declined over the past several months, certain refinance activity accelerated, shortening the average remaining lives of certain mortgage related securities. The Mortgage Bankers Association Volume Refinance Index, a measure of mortgage refinance activity, increased from approximately 339 at June 30, 2000 to almost 471 by the end of September, 2000.

            o The pending conversion during the last quarter of 2000 of approximately $26.5 million in previously purchased "hybrid" residential loans from fixed rate to floating rate.

            o The Company's pricing for new loan originations has been designed to encourage adjustable rate lending and hybrid lending with shorter initial fixed rate periods (e.g. 3 years versus 5 to 7 years).

            o The introduction of a new, Prime-based owner construction loan product during 2000 that continues to effectively serve that target market while also generating relatively interest sensitive assets.

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

         At September 30, 2000, the Company maintained $18.1 million in cash and cash equivalents, untapped borrowing capacity in excess of $140 million at the FHLB-SF, and significant excess collateral in both loans and securities; collateral which is available for either liquidation or secured borrowings in order to meet future liquidity requirements. During 2000, MBBC and the Bank each entered into several Master Repurchase Agreements to permit securities sold under agreements to repurchase transactions with a greater number of counterparties. In addition, at September 30, 2000, the Bank maintained $25.5 million in unsecured federal funds lines of credit from four correspondent financial institutions. However, there can be no assurance that funds from these lines of credit will be available at all times, or that the line will be maintained in future periods. The Bank is able to issue wholesale "DTC" certificates of deposit through two large, national investment banking firms as an additional source of liquidity.

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

         Throughout the first nine months of 2000, the regulatory liquidity ratio of the Bank exceeded regulatory requirements, with the average ratio for the third quarter equaling 7.53%. The Company's strategy generally is to maintain its regulatory liquidity ratio near the required minimum in order to maximize borrowing capacity by pledging loans and securities and in order to maximize its yield through alternative investments.

         At September 30, 2000, MBBC had cash & cash equivalents of $717 thousand. Following the sale of its security portfolio during the first quarter of 2000 and the use of those proceeds largely to repurchase shares, MBBC's primary sources of funds are annual (December) payments of $230 thousand from the Bank in conjunction with the ESOP, the sale of Treasury shares in conjunction with stock compensation plans, and payments on the $4.85 million commercial business term loan primarily secured by stock in an insured depository institution and maintained on non-accrual status at September 30, 2000. As this non-accrual loan nears its December 2000 maturity, MBBC may encounter higher operating costs, and cash outflows, in conjunction with its collection efforts for the debt. Due to additional capital requirements implemented by the OTS for the Bank, the Bank is currently limited in its ability to pay dividends to MBBC. As a result of the foregoing, MBBC may be constrained in its ability to pay stockholder cash dividends and / or repurchase additional shares of common stock in future periods.

         MBBC intends to pursue obtaining a line of credit from a financial institution (other than the Bank) during the fourth quarter of 2000 to provide an additional source of liquidity. In order to obtain this line of credit, MBBC may need to pledge or encumber a portion of its treasury shares.

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



         The following table summarizes the capital ratios required by FDICIA for an institution to be considered well capitalized and the Bank's regulatory capital at September 30, 2000 as compared to such ratios.

                                           Core Capital              Core Capital To             Total Capital To
                                           To Adjusted                Risk-weighted               Risk-weighted
                                           Total Assets                   Assets                      Assets
                                      -----------------------     -----------------------     -----------------------
                                         Balance     Percent         Balance     Percent         Balance     Percent
                                         -------     -------         -------     -------         -------     -------
                                                                  (Dollars In Thousands)
Bank regulatory capital                 $ 35,597       7.43%        $ 35,597      10.53%        $ 39,825      11.79%
Well capitalized requirement              23,944       5.00%          20,276       6.00%          33,793      10.00%
                                        --------       ----         --------       ----         --------       ----
Excess                                  $ 11,653       2.43%        $ 15,321       4.53%        $  6,032       1.79%
                                        ========       ====         ========       ====         ========       ====

Adjusted assets (1)                     $478,875                    $337,928                    $337,928
                                        ========                    ========                    ========

------------------------------------- -----------
(1) The above line for "adjusted assets" refers to the term "adjusted total assets" as defined in 12 C.F.R. Section 567.1(a) for purposes of core capital requirements, and refers to the term "risk-weighted assets" as defined in C.F.R.
Section 567.1(bb) for purposes of risk-based capital requirements.

         The Bank has been informed by the OTS that it is to maintain its regulatory capital ratios at levels no less than those in effect at December 31, 1999 until further notice (see "Special Residential Loan Pool"). The following table demonstrates the Bank's compliance with this institution-specific regulatory capital requirement.

                                        September 30, 2000    December 31, 1999
                                        ------------------    -----------------

Core capital to adjusted total assets                7.43%                7.11%
Core capital to risk-weighted assets                10.53%                9.58%
Total capital to risk-weighted assets               11.79%               10.56%

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

         The following table summarizes the regulatory capital requirements under FIRREA for the Bank. As indicated in the table, the Bank's capital levels at September 30, 2000 exceeded all three of the currently applicable minimum FIRREA capital requirements.

                                                                 Percent Of
                                                                   Adjusted
(Dollars In Thousands)                                                Total
                                                Amount               Assets
                                                ------               ------
Tangible Capital
----------------
Regulatory capital                             $35,597                7.43%
Minimum required                                 7,183                1.50%
                                               -------                ----
Excess                                         $28,414                5.93%
                                               =======                ====


Core Capital
------------
Regulatory capital                             $35,597                7.43%
Minimum required                                19,155                4.00%
                                               -------                ----
Excess                                         $16,442                3.43%
                                               =======                ====


                                                                 Percent Of
                                                                      Risk-
                                                                   weighted
                                                Amount               Assets
                                                ------               ------
Risk-based Capital
------------------
Regulatory capital                             $39,825               11.79%
Minimum required                                27,034                8.00%
                                               -------                ----
Excess                                         $12,791                3.79%
                                               =======                ====


         At September 30, 2000, the Bank's regulatory capital levels exceeded the thresholds required to be classified as a "well capitalized" institution. The Bank's regulatory capital ratios detailed above do not reflect the additional capital (and assets) maintained by MBBC. Management believes that, under current regulations and institution-specific requirements, the Bank will continue to meet its minimum capital requirements. However, events beyond the control of the Bank, such as changing interest rates or a downturn in the economy or real estate markets in the areas where the Bank has most of its loans, could adversely affect future earnings and, consequently, the ability of the Bank to meet its future minimum regulatory capital requirements.

Asset Quality / Credit Profile

Non-performing Assets

         The following  table sets forth  information  regarding  non-performing assets at the dates indicated.
(Dollars In Thousands)                                               September 30, 2000       December 31, 1999

Outstanding Balances Before Valuation Reserves

Non-accrual loans                                                               $ 6,756                 $ 6,888
Loans 90 or more days delinquent and accruing interest                               --                      --
Restructured loans in compliance with modified terms                                 75                   1,294
                                                                                -------                 -------

Total gross non-performing loans                                                  6,831                   8,182

Investment in foreclosed real estate before valuation reserves                       --                      96
Repossessed consumer assets                                                          --                      --

Total gross non-performing assets                                               $ 6,831                 $ 8,278
                                                                                =======                 =======

Gross non-accrual loans to total loans                                            1.75%                   1.89%
Gross non-performing loans to total loans                                         1.76%                   2.25%
Gross non-performing assets to total assets                                       1.41%                   1.79%
Allowance for loan losses                                                       $ 4,806                 $ 3,502
Valuation allowances for foreclosed real estate                                 $    --                 $    --

         Non-accrual loans at September 30, 2000 are detailed in the following table:

(Dollars In Thousands)                       Number        Principal Balance
                                                 Of           Outstanding At
Category Of Loan                              Loans       September 30, 2000
----------------                              -----       ------------------
Residential mortgage                              4                   $  695
Commercial & industrial real estate loan          2                    1,129
Business term loan                                1                    4,850
Business line of credit                           3                       82
                                                 --                  -------
Total                                            10                  $ 6,756
                                                 ==                  =======

         The $4.85 million business term loan in the above table was originated by MBBC and is primarily secured by the common stock of a depository institution conducting business outside the State of California. The common stock collateral is not publicly traded. However, the reported book value of the associated depository institution is approximately $8.2 million at September 30, 2000. During the third quarter of 2000, the MBBC obtained additional collateral for this credit, including a third deed of trust on a commercial building, a third party promissory note, and common stock in two closely held, privately owned corporations. MBBC also has a personal guarantee signed by a large stockholder of the borrower.

         The outstanding balance of this $4.85 million business term loan was reduced by $150 thousand during the most recent quarter in conjunction with principal payments received from the borrower. An additional $25 thousand principal repayment was received in early October, 2000, reducing the principal balance to $4,825,000. The borrower for this business term loan is current in its payments. However, the loan has been maintained on non-accrual status due to concern regarding the borrower's potential sources of funds to repay the loan at maturity in December, 2000. The Company maintained a $200 thousand specific reserve for this loan as of September 30, 2000. While the Company's management has been working with the borrower and legal counsel for both parties to secure timely repayment, the Company is presently unable to verify that the borrower has access to sufficient liquidity to repay this loan at maturity. If the borrower does not repay the loan by its maturity date, the Company will pursue one or more of various alternatives including, but not limited to, acquiring ownership of the associated collateral and seeking payment from the guarantor.

         The two commercial and industrial real estate loans on non-accrual status at September 30, 2000 are secured by real property located in the Company's primary market area. Periodic payments have recently been received on both these loans.

Criticized And Classified Assets

         The following table presents information concerning the Company's inventory of criticized ("OAEM") and classified ("substandard" and lower) assets. The category "OAEM" refers to "Other Assets Especially Mentioned", or those assets which present indications of potential future credit deterioration.

(Dollars In Thousands)                         OAEM     Substandard        Doubtful            Loss           Total
                                               ----     -----------        --------            ----           -----
December 31, 1999                           $ 7,940        $  8,574            $ --           $ 200         $16,714
March 31, 2000                              $ 5,116        $  7,815            $ --           $ 200         $13,131
June 30, 2000                               $ 3,048        $  9,925            $ --           $ 200         $13,173
September 30, 2000                          $ 2,875        $ 13,249            $ --           $ 200         $16,324

         Classified assets as a percent of stockholders' equity increased from 21.5% at December 31, 1999 to 31.7% at September 30, 2000. The increase in substandard loans during the third quarter of 2000 primarily stemmed from the internal credit downgrade of a commercial construction loan with an outstanding balance of $2.8 million and a total commitment amount of $3.1 million. The real property associated with this loan is located in the Company's primary market area. This loan was negatively impacted by the inability of the principals to obtain an occupancy permit from local governmental agencies. The project is nearing completion and the Company believes there is reasonable market demand for the project. The Company is currently negotiating and working with the principals to:

o have them complete the final stages of construction without additional Company funds

o    have them  place  additional  funds on  deposit  with the  Company

o timely pursue the acquisition of at least a partial occupancy permit in order to generate cash flow from the project

However, there can be no assurance that the Company will be successful in the above pursuits. There is a second deed of trust holder on the real property that is subordinate to the Company. Based upon the value of the real property and the financial strength and liquidity of the principals, no specific reserve has been allocated to this loan at September 30, 2000. The loan is current in its payments as of September 30, 2000.

         At September 30, 2000, the Company was in the process of working with borrowers to improve the credit profile of a number of criticized and classified loans. The Company's efforts in this regard are projected to be bolstered by the recent addition of two veteran commercial bankers with extensive credit experience. Although there can be no assurances, should the Company be successful in these efforts, a reduction in criticized and classified assets could be realized before the conclusion of 2000, as a number of the loans with OAEM or substandard grades at September 30, 2000 presented the potential for an improvement in credit profile.

Impaired Loans

         At September 30, 2000, the Company had total gross impaired loans, before specific reserves, of $10.5 million, constituting 17 credits. This compares to gross impaired loans of $8.2 million at December 31, 1999. Of the total impaired loans at September 30, 2000, $3.8 million were either current or exhibited only minor delinquency and were therefore maintained on accrual status. Interest is accrued on impaired loans on a monthly basis except for those loans that are 90 or more days delinquent or those loans which are less than 90 days delinquent but where management has identified concerns regarding the collection of the credit. For the nine months ended September 30, 2000, accrued interest on impaired loans was $61 thousand and interest of $849 thousand was received in cash. If all non-accrual loans had been performing in accordance with their original loan terms, the Company would have recorded interest income of $564 thousand during the nine months ended September 30, 2000, instead of interest income actually recognized on cash payments of $537 thousand.

Special Residential Loan Pool

         During 1998, the Bank purchased a $40.0 million residential mortgage pool comprised of loans secured by homes throughout the nation (but with a concentration in California) that presented a borrower credit profile and / or a loan to value ratio outside of (less favorable than) the Bank's normal underwriting criteria. To mitigate its credit risk for this portfolio, the Bank obtained a scheduled principal / scheduled interest loan servicing agreement from the seller. Further, this agreement also contained a warranty by the seller to absorb any principal losses on the portfolio in exchange for the seller's retention of a portion of the loans' yield through loan servicing fees. In obtaining these favorable loan servicing terms, the Bank functionally aggregated the credit risk for this loan pool into a single borrower credit risk to the seller / servicer of the loans. The Bank was subsequently informed by the OTS that structuring the purchase in this manner made the transaction an "extension of credit" by the Bank to the seller / servicer, which, by virtue of its size, violated the OTS' "Loans To One Borrower" regulation.

         At September 30, 2000, the outstanding balance of this mortgage loan pool was $29.3 million, with $2.83 million received during October, 2000 (normal monthly remittance cycle) based upon prepayments and scheduled principal for September, 2000. At December 31, 1999, the outstanding principal balance of this mortgage loan pool was $35.0 million. By the end of 2000, all of the loans in the pool will have converted from fixed rate to adjustable rate, with a substantial increase in interest rate at the time of such conversion. Because of this upward rate reset feature, the Bank anticipates that the pool will continue experiencing significant prepayments, particularly during the fourth quarter of 2000 when there is a high concentration of initial interest rate reset dates. Following their initial interest rate adjustment, the loans will reprice on a semi-annual basis. The Bank continues to report to the OTS in this regard on a monthly basis.

         Through the October 20, 2000 regularly scheduled remittance date, the seller / servicer performed per the loan servicing agreement, making scheduled principal and interest payments to the Bank while also absorbing all credit losses on the loan portfolio. However, during 2000, the Company determined to allocate additional reserves for this loan pool due to:

o concerns regarding the future capacity of the seller / servicer to honor the credit guaranty

o    the  present  delinquency  and  credit  profile  of  the  loan  pool

o the differential between loan principal balances and current appraisals for certain loans in the process of foreclosure or already foreclosed upon

         The Company continues to monitor the financial performance and condition of the seller / servicer on a monthly basis. In addition, the Company regularly analyzes the payment performance and credit profile of the remaining outstanding loans. Portfolio statistics as of the October 20, 2000 remittance for activity through September 30, 2000 include the following:

(Dollars In Thousands)                                          Company
                                          Number            Outstanding
                                              Of             Investment
Category                                   Loans               In Loans
--------                                   -----               --------

Customer paying per note terms               149               $ 22,760
Customer 30 days delinquent                   16                  1,683
Customer 60 days delinquent                    2                    218
Customer 90 days or more delinquent            9                  1,073
Foreclosed                                     5                    727
                                             ---               --------
Total                                        181               $ 26,461
                                             ===               ========

         The loans presented as delinquent or foreclosed in the above table are not reported as delinquent, non-accrual, impaired, or foreclosed by the Company, as the seller / servicer has advanced scheduled interest and scheduled principal payments on the loans and thus maintained them all on a current status with the Company.

         Additional portfolio statistics as of the October 20, 2000 remittance for activity through September 30, 2000 include the information presented in the following table. FICO Score is a mathematical calculation used throughout the mortgage banking industry that incorporates various variables in quantifying a borrower's credit strength. A higher FICO Score is associated with a borrower who presents a stronger credit profile; e.g. few or no late payments on existing or historical debt, regular employment history, favorable financial profile, etc. A lower FICO Score is associated with a borrower who presents a weaker credit profile; e.g. multiple late payments, uncollected debt, open judgements against the borrower, etc. Various statistical studies in the mortgage banking industry have shown that credit losses typically increase exponentially as FICO Scores decline. In other words, the incremental default rate expected for a change from a 550 FICO Score to a 500 FICO Score is much larger than the incremental default rate expected for a change from a 750 FICO Score to a 700 FICO Score. According to an article posted on the Fair, Isaac, and Company Internet site (Fair Isaac is an industry leader in credit scoring), most mortgage bankers view a FICO Score of 640 or more as allowing the average borrower to obtain a home loan. Actual results may vary on a case by case basis.

         The FICO Scores utilized in the following table are the original FICO Scores for the borrowers which were calculated in 1998 by the seller / servicer of the Special Residential Loan Pool. Borrower credit profiles could have changed, favorably or unfavorably, since that time.

(Dollars In Thousands)                                    Company
                                 Number               Outstanding
                                     Of                Investment
Original FICO Score Range         Loans                  In Loans
-------------------------         -----                  --------
Less than 500                         6                  $  1,405
500 through 549                      26                     4,094
550 through 599                      57                     7,509
600 through 649                      57                     9,162
650 through 699                      28                     3,467
700 through 749                       3                       284
Above 749                             4                       540
                                    ---                  --------
Total                               181                  $ 26,461
                                    ===                  ========

         The weighted average original FICO score for the Special Residential Loan Pool as of the October 20, 2000 remittance for activity through September 30, 2000 was 595.

         The original loan to value ratios for the Special Residential Loan Pool as of the October 20, 2000 remittance for activity through September 30, 2000 ranged from 26% to 100%. A single loan presented an original loan to value ratio of 100%, with the next highest original loan to value ratio being 90%. However, based upon current appraisals for foreclosed properties and properties in the process of foreclosure within the Special Residential Loan Pool, the Company has become aware of deficiencies in the current market value of certain collateral versus the associated loan balances.

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

         The following  table presents  activity in the Company's  allowance for loan losses  during the nine months ended  September  30, 2000 and September 30,
1999:
                                                                                  Nine Months Ended September 30,
                                                                         -----------------------------------------
                                                                                        2000                 1999
                                                                                        ----                 ----
Allowance For Loan Losses                                                                (Dollars In Thousands)

Balance at beginning of year                                                         $ 3,502              $ 2,780

   Charge-offs:  Residential one to four unit real estate loans                         (371)                (113)

   Recoveries                                                                             --                   --

   Provision for loan losses                                                           1,675                  685
                                                                                     -------              -------

Balance at September 30                                                              $ 4,806              $ 3,352
                                                                                     =======              =======

Ratio of net charge-offs during the period to average gross loans
   outstanding during the period net of undisbursed loan funds                         0.13%                0.04%


         Additional ratios applicable to the allowance for loan losses include:

                                                                          September 30, 2000      December 31, 1999
                                                                          ------------------      -----------------

Allowance for loan losses as a percent of non-performing loans                        70.36%                 42.80%

Allowance for loan losses as a percent of gross loans receivable
     net of undisbursed loan funds                                                     1.24%                  0.96%

Allowance for loan losses as a percent of classified assets                           35.73%                 39.91%

                                       32

         As subsequently discussed (see "Provision For Loan Losses"), the higher provision for loan losses recorded during the first nine months of 2000 versus the same period in the prior year resulted from several factors, including:

o a $371 thousand charge-off during the second quarter of 2000 that represented a 100% charge-off of a residential mortgage secured by a home significantly damaged by substantial earth movement

o    additional reserves for the Special Residential Loan Pool described above

o    an increase in classified assets

o    growth in the size of the loan portfolio

o    the  portfolio's   continuing   diversification   away  from  its  historic
     concentration in residential real estate.

     Management anticipates that further growth in loans receivable, ongoing emphasis on the origination and purchase of construction and income property real estate loans, and the planned expansion of commercial business lending will result in future provisions and in an increase in the ratio of the allowance for loan losses to loans outstanding. Experience across the financial services industry indicates that construction, commercial business, and income property real estate loans present greater risks than residential real estate loans, and therefore should be accompanied by suitably higher levels of reserves.

Comparison Of Operating Results For The Three Months And Nine Months Ended September 30, 2000 and September 30, 1999

General

         For the quarter ended September 30, 2000, the Company reported net income of $461 thousand, equivalent to $0.15 basic and diluted earnings per share. This compares to net income of $950 thousand, or $0.29 basic earnings per share and $0.28 diluted earnings per share, during the third quarter of 1999.

         For the nine months ended September 30, 2000, the Company reported net income of $1.81 million, equivalent to $0.58 basic and diluted earnings per share. This compares to net income of $2.66 million, or $0.82 basic earnings per share and $0.80 diluted earnings per share, during the first nine months of 1999.

         Primary factors which constrained earnings during 2000 compared to the same periods in 1999 included:

o    increased provisions for loan losses

o    less favorable results on the sale of securities

o an adjustment to net deferred loan fees during the third quarter of 1999 that increased interest income by $140 thousand on a one-time basis

o    higher operating costs

o during the third quarter of 2000, an accrual of $250 thousand for a separation package being negotiated with Marshall G. Delk, who resigned as President & Chief Operating Officer of the Company on September 29, 2000. Mr. Delk had employment agreements with the Bank and MBBC.

The above factors more than offset a strong expansion in net interest income, increased service charge income, and other beneficial impacts arising from the Company's progress in achieving its strategic transformation into a community commercial bank.

Interest Rate Environment

         The table below presents an overview of the interest rate environment during the most recent seven quarters. Market interest rates have varied considerably during this time period. In mid 1999, the Federal Reserve commenced what became six separate increases totaling 175 basis points in its target federal funds rate, with the last increase occurring in May, 2000. As a result, market interest rates generally rose through mid-2000.

         During the third quarter of 2000, many market interest rates began declining, as a slowing, though still healthy, economy combined with strong productivity increases convinced many capital markets participants that the crest of the interest rate cycle had been attained. By the end of the third quarter of 2000, the LIBOR curve had become almost flat, the Treasury curve had inverted, fixed mortgage rates were in decline (resulting in increased refinance activity), and forward interest rates began to reflect a possible rate cut by the Federal Reserve during the first half of 2001. However, there can be no assurances as to what action, if any, the Federal Reserve might take at any time.

         During much of the past seven quarters, the Treasury curve has also been impacted by the US Government's repurchasing of longer dated Treasury securities in conjunction with the growing federal budget surplus. These repurchases reduced the supply of 30 year Treasury bonds, thereby driving up the price and decreasing the yield.

         At September 30, 2000, the entire Treasury curve provided a bond equivalent yield notably below the Federal Reserve's targeted federal funds rate of 6.50%. Note that the 11th District Cost Of Funds Index ("COFI") is by nature a lagging index that trails changes in more responsive interest rate indices such as those associated with the Treasury or LIBOR markets.

         The interest  rate  environment  at September  30, 2000  constituted  a traditionally difficult one for financial institutions,  including the Bank. The flatness of the term  structure of interest  rates  reduced net interest  income generated by differences in asset and liability  durations.  In addition,  yield differentials  between  shorter  term  wholesale  funding  and most high  credit quality, low duration spread products (i.e. securities bought with the objective of generating net interest  income) were at historically  low levels,  impairing interest  margins  and  leading  a  number  of  financial  institutions  to sell securities,  repay  wholesale  debt,  and re-deploy the freed capital into other areas.
Index                   12/31/98    3/31/99   6/30/99    9/30/99  12/31/99    3/31/00   6/30/00    9/30/00
-----                   --------    -------   -------    -------  --------    -------   -------    -------
3 month Treasury bill      4.46%      4.47%     4.76%      4.85%     5.31%      5.89%     5.86%      6.21%
6 month Treasury bill      4.54%      4.52%     5.03%      4.96%     5.73%      6.14%     6.22%      6.27%
1 year Treasury bill       4.52%      4.71%     5.05%      5.18%     5.96%      6.24%     6.06%      6.08%
2 year Treasury note       4.53%      4.98%     5.52%      5.60%     6.24%      6.48%     6.36%      5.97%
5 year Treasury note       4.54%      5.10%     5.65%      5.76%     6.34%      6.32%     6.18%      5.84%
30 year Treasury bond      5.09%      5.62%     5.97%      6.05%     6.48%      5.84%     5.90%      5.88%
Prime rate                 7.75%      7.75%     7.75%      8.25%     8.50%      9.00%     9.50%      9.50%
COFI                       4.66%      4.52%     4.50%      4.61%     4.85%      5.00%     5.36%      5.55%

                                       34

Net Interest Income

         Net interest income rose slightly from $4.36 million during the quarter ended September 30, 1999 to $4.40 million during the most recent three months. The third quarter of 1999 benefited from a $140 thousand, one-time adjustment to net deferred loan fees. Net interest income for the first nine months of 2000 totaled $13.45 million, up 11.7% from $12.04 million during the first nine months of 1999. These increases were favorably impacted by a larger average balance sheet in 2000 versus 1999. The Company's average margin on total assets improved from 3.56% during the first nine months of 1999 to 3.80% for the first nine months of 2000. The Company's average margin on total assets declined from 3.87% during the quarter ended September 30, 1999 to 3.67% in the three months ended September 30, 2000. The Company's ratio of net interest income to average total assets was lower in the most recent quarter than during the first half of 2000 due to:

o the maturity of certain funding locked in during the latter part of 1999 and early 2000, which provided the Company with additional net interest income during a rising interest rate environment during the first half of the year

o the aforementioned interest rate environment during the third quarter of 2000, with incremental funding costs and incremental investment yields at historically narrow spreads (i.e. the Company realized a comparatively small spread on the $12.6 million in balance sheet growth recorded during the third quarter of 2000)

o loans receivable representing a lower percentage of average total assets during the third quarter of 2000 than earlier in 2000, in conjunction with a softening in loan production during the most recent quarter

o a lower average balance of certain relatively higher yielding construction loans during the third quarter of 2000 than during the first half of 2000

         The following factors contributed toward the improvement in spreads realized in the first nine months of 2000 versus the similar period in 1999, coincident with the Company's ongoing implementation of its strategic plan:

o Average loans as a percentage of average total assets increased from 73.2% during the first nine months of 1999 to 79.5% during the first nine months of 2000. This change in asset mix was particularly beneficial to the Company's spreads because loans are, by a significant margin, the Company's highest yielding asset category.

o Transaction deposit accounts comprised a greater percentage of average total assets during the first nine months of 2000 (32.8%) than during the same period a year earlier (30.5%). This change in funding mix was also particularly beneficial to the Company's spreads, as transaction deposit accounts present a significantly lower cost of funds than do certificates of deposit and wholesale borrowings.

o The average rate on interest earning assets was 8.26% during the nine months of 2000, up 55 basis points from a year earlier. In contrast, the Company's average cost of interest bearing liabilities was just 27 basis points higher during the first nine months of 2000 than during the first nine months of 1999. The Company was able to constrain the average cost of its funding in a rising general market interest rate environment by the shift in the deposit mix, utilizing new and lower cost sources of wholesale funding, and by having a portion of its borrowings locked in at a fixed rate for an extended period of time.

o The increase in the average rate on interest earning assets during 2000 was fostered by the Company's shift in loan mix toward more interest sensitive types of loans (e.g. commercial real estate) and more interest sensitive products across all types of loans. During 2000, the Company introduced new adjustable rate loan products and new hybrid loan products with three year initial fixed rates for income property loans, aiming to shift business away from, for example, the less interest rate sensitive 5 year fixed rate balloon and 5 year fixed rate hybrid products.

         The following  table presents the average  annualized  rate earned upon each major category of interest earning assets, the average annualized rate paid for each major category of interest bearing  liabilities,  and the resulting net interest  spread,  net interest  margin,  and average  interest  margin on total assets for the three months ended September 30, 2000 and 1999.  Annualized rates were calculated by using the day counts (e.g. 30/360,  actual/365) applicable to each major category of financial instruments.
                                    Three Months Ended September 30, 2000     Three Months Ended September 30, 1999
                                   ----------------------------------------  ----------------------------------------
(Dollars In Thousands)                 Average                     Average       Average                     Average
                                       Balance      Interest          Rate       Balance      Interest          Rate
                                       -------      --------          ----       -------      --------          ----
Assets
------
Interest earning assets:
   Cash equivalents (1)              $  11,303        $  187         6.58%     $   4,942        $   62         4.71%
   Investment securities (2)             7,471           150         8.03%        11,476           179         6.06%
   Mortgage backed securities (3)       58,392         1,011         6.93%        63,705         1,085         6.58%
   Loans receivable, net (4)           379,048         8,118         8.57%       347,167         7,211         8.00%
   FHLB stock                            2,869            48         6.66%         3,159            41         5.27%
                                     ---------        ------                   ---------        ------
Total interest earning assets          459,083         9,514         8.29%       430,449         8,578         7.60%
Non-interest earnings assets            20,344        ------                      20,152        ------
                                     ---------                                 ---------
Total assets                         $ 479,427                                 $ 450,601

Liabilities & Equity
--------------------
Interest bearing liabilities:
   NOW accounts                      $  37,419           137         1.46%     $  26,798           107         1.54%
   Savings accounts                     15,885            64         1.60%        15,571            71         1.79%
   Money market accounts                91,749         1,088         4.72%        91,697           962         4.16%
   Certificates of deposit             233,497         3,243         5.53%       216,152         2,535         4.79%
                                     ---------        ------                   ---------        ------         ----

   Total interest-bearing deposits     378,550         4,532         4.76%       350,218         3,675         4.29%
   FHLB advances                        40,675           583         5.70%        36,652           505         5.50%
   Other borrowings (5)                     11            --         6.73%         2,530            38         5.78%
                                     ---------        ------                   ---------        ------

Total interest-bearing liabilities     419,236         5,115         4.85%       389,400         4,218         4.41%
Demand deposit accounts                 16,642        ------                      17,856        ------
Other non-interest bearing
liabilities                              3,001                                     1,647
                                     ---------                                 ---------

Total liabilities                      438,879                                   408,903

Stockholders' equity                    40,548                                    41,698
                                     ---------                                 ---------

Total liabilities & equity           $ 479,427                                 $ 450,601
                                     =========                                 =========

Net interest income                                   $4,399                                    $4,360
                                                      ======                                    ======
Interest rate spread (6)                                             3.44%                                     3.67%
Net interest earning assets             39,847                                    41,049
Net interest margin (7)                                3.83%                                     4.05%
Net interest income /
     average total assets                              3.67%                                     3.87%
Interest earnings assets /
     interest bearing liabilities         1.10                                      1.11

Average balances in the above table were calculated using average daily figures.

--------------------------------------------------------------------------------
(1) Includes federal funds sold, money market fund investments, banker's acceptances, commercial paper, interest earning deposit accounts, and securities purchased under agreements to resell.

(2) Includes investment securities both available for sale and held to maturity.

(3) Includes mortgage backed securities, including CMO's, both available for sale and held to maturity.

(4) In computing the average balance of loans receivable, non-accrual loans and loans held for sale have been included. Amount is net of deferred loan fees, premiums and discounts, and undisbursed loan funds. Interest income on loans includes amortized loan fees of $69,000 and $182,000 in 2000 and 1999, respectively.

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

         The following  table presents the average  annualized  rate earned upon each major category of interest earning assets, the average annualized rate paid for each major category of interest bearing  liabilities,  and the resulting net interest  spread,  net interest  margin,  and average  interest  margin on total assets for the nine months ended September 30, 2000 and 1999.  Annualized  rates were calculated by using the day counts (e.g. 30/360,  actual/365) applicable to each major category of financial instruments.
                                    Nine Months Ended September 30, 2000      Nine Months Ended September 30, 1999
                                   ----------------------------------------  ----------------------------------------
(Dollars In Thousands)                 Average                     Average       Average                     Average
                                       Balance      Interest          Rate       Balance      Interest          Rate
                                       -------      --------          ----       -------      --------          ----
Assets
------
Interest earning assets:
   Cash equivalents (1)              $   8,733      $    411         6.29%     $   6,830      $    244         4.78%
   Investment securities (2)             9,397           536         7.62%        14,394           669         6.21%
   Mortgage backed securities (3)       55,052         2,888         6.99%        77,510         3,842         6.61%
   Loans receivable, net (4)           375,140        23,972         8.52%       329,965        20,103         8.12%
   FHLB stock                            3,047           169         7.41%         3,118          118          5.06%
                                     ---------      --------                   ---------      --------
Total interest earning assets          451,369        27,976         8.26%       431,817        24,976         7.71%
Non-interest earnings assets            20,491                                    19,031
                                     ---------                                 ---------
Total assets                         $ 471,860                                 $ 450,848
                                     =========                                 =========

Liabilities & Equity
--------------------
Interest bearing liabilities:
   NOW accounts                      $  34,781           399         1.53%     $  23,538           270         1.53%
   Savings accounts                     15,506           199         1.71%        15,444           208         1.80%
   Money market accounts                87,747         2,986         4.55%        81,043         2,515         4.15%
   Certificates of deposit             228,437         8,985         5.25%       231,229         8,354         4.83%
                                     ---------      --------                   ---------      --------
   Total interest-bearing deposits     366,471        12,569         4.58%       351,254        11,347         4.32%
   FHLB advances                        45,392         1,950         5.74%        35,098         1,443         5.50%
   Other borrowings (5)                    225            11         6.53%         3,413           146         5.72%
                                     ---------      --------                   ---------      --------
Total interest-bearing liabilities     412,088        12,530         4.71%       389,765        12,936         4.44%
Demand deposit accounts                 16,722      --------                      17,635      --------
Other non-interest bearing               3,058                                     1,804
liabilities                          ---------                                 ---------

Total liabilities                      431,868                                   409,204

Stockholders' equity                    39,992                                    41,644
                                     ---------                                 ---------
Total liabilities & equity           $ 471,860                                 $ 450,848
                                     =========                                 =========

Net interest income                                 $ 13,446                                  $ 12,040
                                                    ========                                  ========
Interest rate spread (6)                                             3.55%                                     3.27%
Net interest earning assets             39,281                                    42,052
Net interest margin (7)                                3.97%                                     3.72%
Net interest income /
     average total assets                              3.80%                                     3.56%
Interest earnings assets /
     interest bearing liabilities         1.10                                      1.11

Average balances in the above table were calculated using average daily figures.

--------------------------------------------------------------------------------
(1) Includes federal funds sold, money market fund investments, banker's acceptances, commercial paper, interest earning deposit accounts, and securities purchased under agreements to resell.

(2) Includes investment securities both available for sale and held to maturity.

(3) Includes mortgage backed securities, including CMO's, both available for sale and held to maturity.

(4) In computing the average balance of loans receivable, non-accrual loans and loans held for sale have been included. Amount is net of deferred loan fees, premiums and discounts, and undisbursed loan funds. Interest income on loans includes amortized loan fees of $211,000 and $252,000 in 2000 and 1999, respectively.

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

Rate / Volume Analysis

         The following tables utilize the figures from the preceding tables to present a comparison of interest income and interest expense resulting from changes in volumes and the rates on average interest earning assets and average interest bearing liabilities for the periods indicated. Changes in interest income or interest expense attributable to volume changes are calculated by multiplying the change in volume by the prior period average interest rate. The changes in interest income or interest expense attributable to interest rate changes are calculated by multiplying the change in interest rate by the prior year period volume. The changes in interest income or interest expense attributable to the combined impact of changes in volume and changes in interest rate are calculated by multiplying the change in rate by the change in volume.

                                                             Three Months Ended September 30, 2000
                                                                          Compared To
                                                             Three Months Ended September 30, 1999
                                             ----------------------------------------------------------------------
                                                                                          Volume

(Dollars In Thousands)                                Volume              Rate            / Rate               Net
                                                      ------              ----            ------               ---
Interest-earning assets
-----------------------
Cash equivalents                                       $  79             $  20             $  26            $  125
Investment securities                                    (62)               51               (18)              (29)
Mortgage backed securities                               (90)               18                (2)              (74)
Loans receivable, net                                    662               224                21               907
FHLB Stock                                                (4)               12                (1)                7
                                                       -----            ------             -----             -----
     Total interest-earning assets                       585               325                26               936
                                                       -----            ------             -----             -----

Interest-bearing liabilities
----------------------------
NOW Accounts                                              42                (9)               (3)               30
Savings accounts                                           1                (8)               --                (7)
Money market accounts                                      1               125                --               126
Certificates of deposit                                  202               471                35               708
                                                       -----            ------             -----             -----
Total interest-bearing deposits                          246               579                32               857
FHLB advances                                             55                22                 1                78
Other borrowings                                         (38)                5                (5)              (38)
                                                       -----            ------             -----             -----
     Total interest-bearing liabilities                  263               606                28               897
                                                       -----            ------             -----             -----

Increase in net interest income                        $ 322            $ (281)            $  (2)            $  39
                                                       =====            ======             =====             =====


                                                             Nine Months Ended September 30, 2000
                                                                          Compared To
                                                             Nine Months Ended September 30, 1999
                                             ----------------------------------------------------------------------
                                                                                          Volume
(Dollars In Thousands)                                Volume              Rate            / Rate               Net
                                                      ------              ----            ------               ---
Interest-earning assets
-----------------------
Cash equivalents                                      $   68             $  77             $  22           $   167
Investment securities                                   (233)              152               (52)             (133)
Mortgage backed securities                            (1,113)              224               (65)             (954)
Loans receivable, net                                  2,752               982               135             3,869
FHLB Stock                                                (3)               55                (1)               51
                                                       -----             -----             -----            ------
     Total interest-earning assets                     1,471             1,490                39             3,000
                                                       -----             -----             -----            ------
Interest-bearing liabilities
----------------------------
NOW Accounts                                             129                --                --               129
Savings accounts                                           1               (10)               --                (9)
Money market accounts                                    209               241                21               471
Certificates of deposit                                 (101)              738                (6)              631
                                                       -----             -----             -----            ------
Total interest-bearing deposits                          238               969                15             1,222
FHLB advances                                            424                64                19               507
Other borrowings                                        (137)               21               (19)             (135)
                                                       -----             -----             -----            ------
     Total interest-bearing liabilities                  525             1,054                15             1,594
                                                       -----             -----             -----            ------
Increase (decrease) in net interest income             $ 946             $ 436             $  24            $1,406
                                                       =====             =====             =====            ======



Interest Income

         Interest income increased from $8.6 million and $25.0 million during the three and nine months ended September 30, 1999 to $9.5 million and $28.0 million during the three and nine months ended June 30, 2000. This increase was primarily due to:

o    a shift in asset  mix  towards  relatively  higher  yielding  loans  versus
     securities,   coincident  with  the  Company's  strategic  plan  of  better supporting its local communities with the delivery of credit

o a generally higher interest rate environment in 2000 versus 1999, leading to greater amounts of interest income on adjustable rate loans and new asset originations and purchases

o a larger average balance sheet during the three and nine months ended September 30, 2000 compared to the same periods during the prior year

         Interest income on loans rose from $7.2 million during the three months ended September 30, 1999 to $8.1 million during the most recent quarter. For the nine months ended September 30, 2000, interest income on loans totaled $24.0 million, up 19.2% from $20.1 million during the first nine months of 1999. The expansion in interest income on loans during 2000 versus 1999 was due to a combination of greater volumes and higher rates. The greater volume stemmed from the Company's strategic plan of increasing the percentage of the balance sheet comprised of loans through internal originations, loan pool purchases on the secondary market, and loan participations; with the latter primarily through other California community banks. The higher rates on loans resulted from two factors:

o    a loan mix which has become less concentrated in lower yielding residential
     mortgages,   in  favor  of  higher   yielding  income  property  and  other
     non-residential loans

o the upward repricing of adjustable rate loans within the Company's loan portfolio in conjunction with higher general market interest rates

         Interest income on cash equivalents rose from $62 thousand and $244 thousand for the three and nine months ended September 30, 1999 to $187 thousand and $411 thousand for the same periods in 2000. These increases occurred due to a combination of higher volumes and higher rates. The higher average interest rates stemmed from both the higher general interest rate environment in 2000 and from the Company's enhanced cash management practices in 2000. These enhanced cash management practices included utilizing a wider range of short term investment products shopped among a greater number of counterparties. In particular, the Company earned comparatively attractive rates of return during 2000 on certain overnight repurchase agreements collateralized with whole loans conducted with counterparties presenting a strong credit profile. During the third quarter of 2000, the Company maintained a higher average balance of cash equivalents than targeted due to loan originations below forecasted levels and due to loan purchases closing toward the end of the period.

         Interest income on investment securities declined from $179 thousand and $669 thousand during the three and nine months ended September 30, 1999 to $150 thousand and $536 thousand during the same periods in 2000. This reduction occurred as higher interest rates, particularly on LIBOR based, variable rate corporate trust preferred securities, were insufficient to offset the impact of lower average volumes stemming from the Company's strategic plan of shifting assets into loans.

         Interest income on mortgage backed securities fell from $1.1 million and $3.8 million during the three and nine months ended September 30, 1999 to $1.0 million and $2.9 million during the same periods in 2000. This decrease was primarily caused by a reduction in volume, as the Company used the proceeds from prepayments and sales of mortgage backed securities to fund growth in the loan portfolio and, in 2000, repay FHLB advances and other borrowings. All securities purchased by the Company in 2000 have been mortgage backed securities, primarily short term, low duration, Agency collateralized mortgage obligations, as these assets provide a steady stream of cash for reinvestment into loans, are relatively liquid, can be easily used in collateralized borrowings, count under the Qualified Thrift Lender test, and support the Company's interest rate risk management objectives.

         Interest income on FHLB stock increased from $41 thousand and $118 thousand during the three and nine months ended September 30, 1999 to $48 thousand and $169 thousand during the same periods in 2000. This increase largely stemmed from higher effective dividend rates, which in turn resulted from two factors:

o    the higher general market interest rate environment in 2000 versus 1999

o the FHLB-SF decision to pay particularly high dividend rates during the first two quarters of 2000 in conjunction with its capital management plan

Interest Expense

         Interest  expense on  deposits  increased  from $3.7  million and $11.3 million during the three and nine months ended September 30, 1999 to $4.5 million and $12.6 million during the same periods in 2000. These increases were due to both higher average volumes and greater interest rates. The higher volumes occurred in conjunction with the Company's strategic plan to continue expanding its deposit base. The higher general market interest rate environment in 2000 led the Company to raise interest rates across most of its deposit product line in order to remain competitive with other financial institutions and non-bank competitors including money market mutual funds.

         The Company's interest expense on deposits during the third quarter of 2000 was impacted by:

o the addition of the State of California $8.0 million time deposit, which is priced more similar to a wholesale borrowing than to a retail certificate of deposit

o the rollover and substantial upward repricing of a significant portion of the certificate of deposit portfolio in June, 2000

These factors significantly contributed to the weighted average cost of deposits rising from 4.39% during the second quarter of 2000 to 4.56% during the third quarter of 2000.

         A number of financial institution competitors also priced their deposits more aggressively and extensively marketed those products and price points during the third quarter of 2000, causing the Company to selectively raise deposit rates in order to retain both funds and customer relationships. Actions by competitors included extensive but targeted direct mail campaigns and the introduction of a new indexed money market product accompanied by widespread media advertising. In addition, many Internet based financial institutions continue to offer relatively high certificate of deposit rates. The Company has sought to constrain the rise in its cost of deposits by attracting additional transaction account balances, particular consumer and business checking accounts.

         During 2000, the Company has been particularly successful in promoting its Money Market Plus account, its new Interest Checking Plus account, and its "40+" NOW account. These products present attractive benefits to consumers. For example, customers earn progressively higher interest rates on their Money Market Plus and Interest Checking Plus accounts as their balances increase through the products' multiple tiers. Customers utilizing a "40+" NOW account obtain free Bank image checks and other free services. To further reduce the concentration of certificates of deposit in the deposit portfolio and moderate the cost of funds, the Company intends to introduce new transaction account products and services in the future, particularly those targeted at business customers,.

         At September 30, 2000, the Company's weighted average nominal cost of deposits was 4.60%, or 95 basis points below the COFI Index for the same date. The Company utilizes a comparison of its cost of deposits and cost of funds to COFI as one measure of relative performance. The Company's weighted average nominal cost of deposits was 4.48% at June 30, 2000, or 88 basis points below the COFI Index for the same date.

         Interest expense on borrowings increased from $543 thousand and $1.6 million during the three and nine months ended September 30, 1999 to $583 thousand and $2.0 million during the same periods in 2000. This rise was due to both an increase in average volume and a rise in average interest rate. Average balances increased to partially fund the growth in the loan portfolio, while interest rates on maturing / rollover and new borrowings increased in conjunction with the capital markets environment.

Provision For Loan Losses

         Provision for loan losses totaled $650 thousand during the three months ended September 30, 2000, up from $265 thousand during the third quarter of 1999. Provision for loan losses for 2000 year to date total $1,675 thousand, significantly above the $685 thousand recorded during the first nine months of 1999. The significantly higher provisions during the 2000 stemmed from multiple factors, as discussed below.

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

         Additional reserve allocations were made during the second and third quarters of 2000 for the Special Residential Loan Pool which the Company purchased in 1998. While the seller has met all its contractual obligations through October, 2000, the Company allocated additional reserves due to concerns regarding the future capacity of the seller to honor its credit guaranty, the present delinquency profile of the mortgage pool, and the differential between loan principal balances and current appraisals for foreclosed loans and loans in the process of foreclosure (see Special Residential Loan Pool).

         Loans rated "substandard" by the Company increased from $7.8 million at March 31, 2000 to $9.9 million at June 30, 2000 to $13.2 million at September 30, 2000. The Company allocates a greater percentage of reserves against loans classified as substandard versus those loans receiving a more favorable internal credit rating. During the third quarter of 2000, a commercial construction loan with an outstanding balance of $2.8 million and a total commitment amount of $3.1 million was downgraded to substandard, contributing to an increased need for loan loss reserves at September 30, 2000.

         The size of the Company's loan portfolio has increased throughout 2000, and the mix of loans continued to evolve away from its historic concentration in relatively lower risk residential mortgages. The Company allocates reserves in accordance with both loan portfolio size and mix, with the recent growth in commercial & industrial real estate loans in particular generating a greater internal requirement for loan loss reserves.

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

         The Company's ratio of loan loss reserves to gross loans outstanding increased from 0.96% at December 31, 1999 to 1.24% at September 30, 2000. The Company anticipates that this ratio will continue to increase in the fourth quarter of 2000 to the extent that the Company is successful in its strategic plan of increasing total assets while expanding construction, income property, and small business lending. The Company has recently hired two experienced commercial bankers to augment its production and management of commercial business loans.

Non-interest Income

         Non-interest income increased from $564 thousand during the third quarter of 1999 to $630 thousand during the three months ended September 30, 2000. In contrast, non-interest income declined from $2.0 million during the first nine months of 1999 to $1.7 million during the first nine months of 2000. The reduction in year to date figures was primarily caused by differing results on the sale of securities; partially mitigated by an increase in service charges. During the first nine months of 1999, a pre-tax gain of $503 thousand was realized on the sale of securities, versus a $77 thousand pre-tax loss during 2000, resulting in an aggregate $580 thousand pre-tax difference.

         Non-interest income from the Company's core operations has generally showed strong improvement over the past year. Fee income from customer service charges increased 31.9% from $270 thousand during the third quarter of 1999 to $356 thousand during the third quarter of 2000. Year to date results are similar, with customer service charges increasing from $747 thousand during the first nine months of 1999 to $949 thousand for 2000. The rise in service charge income during 2000 has resulted from:

o    the Company's growing base of transaction accounts

o    increased debit card activity by the Bank's customers

o a new fee & service charge schedule that was implemented during the third quarter of 2000

         The Company is pursuing higher service charge income in future quarters through:

o    the installation of an additional remote ATM

o    further increases in the portfolio of transaction accounts

o    the implementation of Internet banking with electronic bill payment

o    the conversion of additional business checking accounts to account analysis

         Commissions from the sale of non-FDIC insured products experienced a comparatively weak quarter during the third quarter of 2000, with results impaired by a lack of a President for the Bank's Portola Investment Corporation subsidiary and by the write-off of certain accounts receivable. Commissions from sales of noninsured products declined from $194 thousand during the third quarter of 1999 to $145 thousand during the third quarter of 2000. The Bank has retained an executive search firm to assist in hiring a new President for Portola Investment Corporation, who functions as the alternative investment program manager for the Bank. For the first nine months of 2000, commissions from the sale of non-FDIC insured investment products totaled $534 thousand, up from $465 thousand during the first nine months of 1999.

         Income from loan servicing declined from $46 thousand and $111 thousand during the three and nine months ended September 30, 1999 to $30 thousand and $90 thousand during the similar periods in 2000. Because the Company has been conducting its mortgage banking on a servicing released basis and because of principal reductions on the existing portfolio of loans serviced for others (particularly Agency servicing), the Company anticipates that loan servicing for others will continue to decrease.

General & Administrative Expense

         General & administrative expenses rose from $2.97 million during the third quarter of 1999 to $3.55 million during the most recent three months. General & administrative expenses increased from $8.68 million during the first nine months of 1999 to $10.26 million during the first nine months of 2000. The Company's ratio of general & administrative expense to average total assets increased from 2.64% during the quarter ended September 30, 1999 to 2.96% for the most recent three months. There was a similar increase in this ratio for the first nine months of 2000 versus 1999. Higher expense levels were realized in most areas of the Company's operations as a result of increased business volumes and several other factors, as discussed below.

         Compensation and employee benefits expense was $543 thousand higher during the third quarter of 2000 than during the third quarter of 1999. September 30 year to date compensation and employee benefits expense was $909 thousand higher in 2000 than in 1999. Factors leading to these increases included:

o an accrual of $250 thousand during the third quarter of 2000 in conjunction with the negotiation of a separation package for Marshall G. Delk, who resigned as President & Chief Operating Officer on September 29, 2000. Mr. Delk maintained employment contracts with both the Bank and MBBC.

o    a  larger  average   employee  base  in  2000,  with  9.5%  more  full-time
     equivalents ("FTE's") employed at September 30, 2000 versus September 30, 1999

o $30 thousand in employee relocation costs during 2000, including $20 thousand during the third quarter

o higher expenses for performance based incentive and commission plans, including $150 thousand in accrued costs for a new program introduced in 2000 associated with performance based cash incentives

o the need to increase selected compensation levels during 2000 in order to attract and retain qualified staff in a competitive environment for labor

o the addition of a new Chief Executive Officer, a Chief Financial Officer, a Controller, and a Systems Conversion Manager in 2000

o    $34  thousand  in  non-recurring  costs  during the second  quarter of 2000
     associated   with  the   settlement  of  certain   non-qualified   benefits
     obligations payable in Company stock

         Occupancy and equipment expenses increased in 2000 versus the prior year in part in conjunction with the hiring of a new facility management company in 2000. The new facility management company identified deferred maintenance items for several buildings that were addressed in 2000.

         Data processing costs increased in conjunction with a larger number of customer accounts, as the Company incurs certain expenses on a per account basis. In addition, due to the short term, and more expensive, renewal of the Company's current primary data processing contract during the second quarter of 2000, the Company anticipates continuing to incur greater data processing costs until conversion to the new core processing platform during 2001. The new core processing platform is built upon a leading relational database and operates in a client / server environment. This new core processing platform was selected because of its ability to effectively support the Company's strategic transformation and due to the efficiencies inherent in its structure and design. The Company is using the implementation of the new core processing system as an opportunity to re-engineer a wide range of processes, from demand deposit account analysis to security accounting to safe deposit box billing.

         Legal and accounting costs were $54 thousand greater in the most recent quarter than they were during the third quarter of 1999. September 30, 2000 year to date legal and accounting costs totaled $167 thousand above their level of one year earlier. During 2000, the Company has incurred higher costs for its co-sourced internal audit program and in conjunction with the attestation work of its independent auditors. During the past nine months, the Company has incurred significant legal costs in regards to several issues, including the Special Residential Loan Pool, a now settled employment related matter, a review of certain employee benefit plans, the administration and collection of the $4.85 million non-accrual loan originated by MBBC, and research into a potential change in charter for the Bank.

         Expenses for consulting increased from $49 thousand during the first nine months of 1999 to $118 thousand during the first nine months of 2000. During 2000, the Company has retained consultants to assist in a number of areas, including systems conversions, Internet banking, regulatory compliance testing, compensation and benefit planning, and loan credit review. Charitable contributions increased from $33 thousand during the first nine months of 1999 to $65 thousand during the first nine months of 2000.

         As detailed in the Company's Proxy Statement for the Annual Meeting of Stockholders held on May 25, 2000, the Director Emeritus Program allows individual Directors meeting certain service requirements to retire between the ages of 65 and 72; and to receive upon retirement certain benefits including a cash payment equal to the then current annual Director retainer fee. Two Directors retired from the Board during the second quarter of 2000, and the Company is accruing additional expense under this Program in order to provide benefits to eligible Directors in future periods. A total of $56 thousand in expense has been recorded for this Program in 2000.

         During the nine months ended September 30, 2000, a range of other operating costs, including supplies, postage, and correspondent bank service charges all rose from their levels of one year earlier in conjunction with the Company's growth in customer accounts. Operating expenses during the third quarter of 2000 were also increased by various promotional costs related to the Company's 75th anniversary. The Company used the 75th anniversary milestone to conduct a series of community outreach events aimed at increasing visibility and developing new customer relationships. The Company is currently in the process of re-evaluating its correspondent banking and branch support operations, with the intent to seek alternatives providing better customer service combined with lower costs to the Bank. In conjunction with this process, the Bank commenced operating as the "bank of first deposit" in October, and thus settled certain of its accounts directly with the Federal Reserve Bank of San Francisco.

         The Company's Board of Directors and Management recognize the importance of reducing the Company's ratio of general & administrative expense to average total assets in improving profitability. During the second quarter of 2000, the Company made the final payment to the investment banking firm that had been retained in 1999. The Company terminated all of its directly owned universal life insurance policies during 2000. The surrender of these policies reduces future periodic operating costs and provides additional cash for lending and investment. During the third quarter of 2000, the Company commenced a broad initiative to constrain its operating costs. The Company intends to continue reviewing its vendor relationships and internal operating costs as the tactical business plan for 2001 is finalized and as the integration planning and re-engineering for the new core processing environment is completed.

Income Taxes

         Income tax expense declined in 2000 versus 1999 due to reduced pre-tax income. The Company's effective book tax rate during the first nine months of 2000 was slightly higher than for the comparable period in 1999 due to the increased effect of various permanent differences in light of lower levels of pre-tax income.

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

Item 4.  Submission Of Matters To A Vote Of Security Holders

         No matters were submitted to a vote of security holders during the quarter ended September 30, 2000.

Item 5.  Other Information

         None.

Item 6.  Exhibits And Reports On Form 8-K

         A.  Exhibits

                  27       Financial Data Schedule (in electronic filing only)

         B.  Reports On Form 8-K

                  During the period July 1, 2000 through October 31, 2000, the Company filed the following Current Reports on Form 8-K:

                    1. Form 8-K dated September 8, 2000. This Current Report reported the signing of an Information Processing System Agreement between Monterey Bay Bank and Open Solutions, Inc.

                    2. Form 8-K dated September 29, 2000. This Current Report reported the resignation of Marshall G. Delk from his positions as President and Chief Operating Officer at both Monterey Bay Bancorp, Inc. and Monterey Bay Bank.

                    3. Form 8-K dated October 20, 2000. This Current Report reported the hiring of David E. Porter as Senior Vice President of Commercial and Retail Banking for Monterey Bay Bank. This Current Report also reported that C. Edward Holden was appointed President of both Monterey Bay Bancorp, Inc. and Monterey Bay Bank. This Current Report also reported the resignation of Gary C. Tyack as Senior Vice President and Director of Retail Banking for Monterey Bay Bank.

                    4. Form 8-K dated October 31, 2000. This Current Report contained Registrant's third quarter earnings release and information regarding changes in the Board of Directors.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act Of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  MONTEREY BAY BANCORP, INC.
                                                                (Registrant)



Date:    November 13, 2000                  By:      /s/ C. Edward Holden
                                                     ---------------------
                                                     C. Edward Holden
                                                     Chief Executive Officer
                                                     President
                                                     Vice Chairman



Date:    November 13, 2000                  By:      /s/ Mark R. Andino
                                                     ---------------------
                                                     Mark R. Andino
                                                     Chief Financial Officer
                                                     (Principal Financial &
                                                     Accounting Officer)