Form 10-K
period 2000-12-31
MONTEREY BAY BANCORP INC
filed 2001-03-22
CIK 930429

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K

  Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act
              of 1934 For the fiscal year ended December 31, 2000

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____.

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the Common Stock held by "non-affiliates" of the registrant, based upon the closing sale price of its Common Stock on March 5, 2001, as quoted on the Nasdaq National Market System, was approximately $20,944,000. Shares of common stock held by each officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons or entities may be deemed to be affiliates. Such determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The registrant had 3,419,764 shares of Common Stock outstanding as of March 6, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed within 120 days of the fiscal year ended December 31, 2000 are incorporated by reference into Part III of this Form 10-K.


                                      INDEX
                                                                                                               PAGE
                                                           PART I

Item 1.           Business....................................................................................   3
Item 2.           Properties..................................................................................  64
Item 3.           Legal Proceedings...........................................................................  65
Item 4.           Submission of Matters to a Vote of Security Holders.........................................  65


                                                          PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters.......................  66
Item 6.           Selected Financial Data.....................................................................  67
Item 7.           Management's Discussion and Analysis of Financial Condition and Results of Operations.......  69

Item 7a.          Quantitative and Qualitative Disclosures About Market Risk..................................  89
Item 8.           Financial Statements and Supplementary Data.................................................  93
Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........  144

                                                          PART III

Item 10.          Directors and Executive Officers of the Registrant..........................................  144
Item 11.          Executive Compensation......................................................................  144
Item 12.          Security Ownership of Certain Beneficial Owners and Management..............................  144
Item 13.          Certain Relationships and Related Transactions..............................................  144


                                                          PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................  145


SIGNATURES....................................................................................................  147



                                     PART I

         Discussions of certain matters in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and as such, may involve risks and uncertainties. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations, are generally identifiable by the use of words or phrases such as "believe",
"expect", "intend", "anticipate", "estimate", "project", "forecast", "may increase", "may fluctuate", "may improve" and similar expressions or future or conditional verbs such as "will", "should", "would", and "could". These forward-looking statements relate to, among other things, expectations of the business environment in which Monterey Bay Bancorp, Inc. operates, projections of future performance, potential future credit experience, perceived opportunities in the market, and statements regarding the Company's mission and vision. The Company's actual results, performance, and achievements may differ materially from the results, performance, and achievements expressed or implied in such forward-looking statements due to a wide range of factors. For a discussion of some of the factors that might cause such a difference, including, but not limited to, changes in interest rates, general economic conditions, technology, legislative and regulatory changes, monetary and fiscal policies of the US Government, US Treasury, and Federal Reserve, real estate valuations, the availability and price of energy in California, and competition in the financial services industry, see "Item 1. Business - Factors That May Affect Future Results." These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.


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

         At December 31, 2000, the Company had $486.2 million in total assets, $391.8 million in net loans receivable, and $407.8 million in total deposits. The Company is subject to regulation by the Office of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC"), and the Securities and Exchange Commission ("SEC"). The principal executive offices of the Company and the Bank are located at 567 Auto Center Drive, Watsonville, California, 95076, telephone number (831) 768 - 4800, facsimile number (831) 722 - 6794. The
Company may also be contacted via electronic mail at: INFO@MONTEREYBAYBANK.COM. Information concerning the Company may be accessed at the following Internet site: WWW.MONTEREYBAYBANK.COM. The Bank is a member of the Federal Home Loan Bank of San Francisco ("FHLB") and its deposits are insured by the FDIC to the maximum extent permitted by law.

         The Company conducts business from eight branch offices and its administrative headquarters. In addition, the Company supports its customers through Internet Banking, 24 hour telephone banking, courier service, mail, and ATM access through 11 owned ATM's and an array of ATM networks including STAR, CIRRUS, and PLUS.

         Through its network of banking offices, the Bank emphasizes personalized service focused upon three primary markets: households, professionals, and small businesses. The Bank offers a wide complement of lending products, including:

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

o construction lending for single family residences, apartment buildings, and commercial real estate

o commercial loans to businesses, including both revolving lines of credit and term loans

     The Bank also provides an extensive selection of deposit instruments. These include:

o multiple checking products for both personal and business accounts, with imaged statements available

o    various savings accounts

o    tiered money market accounts offering a variety of access methods

o    tax qualified deposit accounts (e.g. IRA's)

o    a broad array of certificate of deposit products

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

         The Company participates in the wholesale capital markets through the management of its security portfolio and its use of various forms of wholesale funding. The Company's security portfolio contains a variety of instruments, including collateralized mortgage obligations ("CMO's"). The Company also participates in the secondary market for loans as both a purchaser and a seller of various types of loan products.

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

Company Strategy

         During the past several years, the Company has adopted a business strategy of evolving away from its traditional savings and loan roots toward a community commercial banking orientation. This evolution was selected so that the Company might better and more completely serve the financial needs of the communities it serves and because of the constrained financial returns associated with the traditional thrift business of funding residential mortgage loans with certificates of deposit. In addition, the Company believes that successful community commercial banks generally receive a more favorable valuation in the capital markets than savings and loans, thus providing a means to enhance stockholder value.

         The Company's community commercial banking strategy incorporates a balance sheet profile presenting loan and deposit portfolios diversified among multiple products, a relationship based approach to customer service and marketing, and a high level of community involvement and visibility by the Company, its Directors, and its employees. As discussed below and throughout this Annual Report, the Company has achieved progress in these regards over the past several years, including some particular accomplishments in 2000.

         At December 31, 2000, residential mortgage loans comprised 37.8% of total gross loans held for investment. This compares to 43.4% at December 31, 1999 and is down significantly from 70.2% at the end of 1997. This shift in mix was accomplished through the Company's emphasis upon originating and purchasing, in particular, income property loans. Income property loans include both loans secured by multifamily real estate (e.g. apartments) and by commercial and industrial real estate (e.g. retail and office buildings). Increasing construction lending constitutes another segment of the Company's business strategy, although construction loans outstanding declined during 2000 due to an insufficient inflow of new projects to offset the completion of projects under construction at the end of 1999. Construction lending opportunities are influenced by a number of factors outside the Company's control, including the availability of local building permits, water, sewer, and energy services, the general level of interest rates, market demand for new construction, and competition.

         At December 31, 2000, certificates of deposits constituted 60.0% of the deposit portfolio, down from 60.5% at December 31, 1999 and 79.3% at the end of 1997. Certificates of deposit would have reflected a smaller percentage of the deposit portfolio at December 31, 2000 if not for the Bank's acquiring $14.0 million in certificates of deposit through the State of California Time Deposit Program during 2000, whereby the State of California makes deposits available to support bank reinvestment back into California communities. Over the past several years, the Company has emphasized checking and money market accounts in its marketing, new product development, and advertising as a means of cementing its relationship with its customers, decreasing its relative cost of funds, and bolstering non-interest income.

         The Company's strategy of transitioning into more of a community commercial bank also incorporates increasing the percentage of the Company's total revenues generated from fees and service charges, as compared to net interest income. In this regard, the Company has expanded its scope of fee based services, altered its pricing, and enhanced the product line offered through Portola.

         Another aspect of the Company's strategy is to enhance stockholder value. During 2000, the Company repurchased 120,000 of its shares at prices below tangible book value. Also during 2000, Directors determined to be paid their director fees in Company common stock, and in early 2001 the Company adopted new Bylaws that specify a minimum stock ownership requirement for all Directors. A significant portion of the total compensation for the Company's senior management is stock-based. In 2000, shares of the Company's stock were used in lieu of cash as incentive compensation for various Bank middle and senior management. Senior management change in control contracts were modified during 2000 to present what the Company believed was a better balance between the need to attract and retain well qualified employees and stockholder interests.

         During 2000 and in early 2001, the Company achieved a number of key objectives in attracting the human resources and building the operational foundation it believes important to successfully advance its strategy.

         A majority of the Bank's senior management team has changed in the past fifteen months, with the profile of the new officers including extensive experience in commercial banking and financial services. These new officers generally present a broad background in multiple functional areas, and have proven track records of success. The composition of the Board of Directors has also changed during the past fifteen months, with two Directors electing Emeritus status in 2000 and two additional Directors planning to elect Emeritus status at the 2001 annual meeting of stockholders. Two new Directors have been named since December 31, 1999, both of whom present professional backgrounds and managerial skills complementary to the Company's strategic plan.

         Throughout 2000, the Company maintained its commitment to support the quality of life in the Greater Monterey Bay Area. Employees are encouraged to be involved with local community and service organizations. The Company continued its participation in the United Way Program. A significant contribution was made to advance post-secondary education, and other charitable donations of funds or services were conducted throughout the year.

         During 2000, the Bank signed an agreement to convert to a new core processing platform based upon a leading relational database and client / server technology. This new system will process the Bank's loan and deposit accounts, among other applications, and constitutes a significant technological advancement over the prior system. The new system also provides the capability to offer a wider variety of financial products and services more efficiently than the technology utilized over the past several years. The Company intends to convert to the new system sometime during the first half of 2001. The Company also intends to complement this new system before the end of 2001 with improved ancillary operations, including a revised item processing environment.

         At the beginning of 2001, the Bank added and relocated employees to support expanded sales to two key markets: professionals and businesses. A Professional Banking Group was established to conduct focused marketing to accountants, attorneys, doctors, and similar professionals. The aforementioned system conversion is planned to provide a broader product line and more attractive customer service options to these customers. A Commercial Lending Group was established to concentrate on the growing number of small to medium sized businesses in the Company's primary market areas. This Group was staffed with two veteran commercial bankers, one of whom has extensive experience servicing businesses in the Company's markets. The Company's marketing efforts were enhanced to target sales efforts on those professionals and businesses presenting a profile that suggested the opportunity to establish more comprehensive and longer lasting financial services relationships.

         In implementing its strategy, the Company also intends to enhance the services provided to its historic consumer market. The introduction of Internet banking during 2000, including electronic bill payment, is planned to be augmented by an improved consumer product line following the conversion to the new core processing platform. Planned enhancements include more rate tiers on a wider variety of deposit products, bilingual (English and Spanish) telephone banking, and better positioned and delivered money market accounts.

         The implementation of this strategy presents various costs and risks. In general, the Company has had to incur operating and capital expenses in advance of associated revenues, as the human and technology resources necessary to implement the strategic plan must be in place before new sales are generated. The amount of change concomitant with this strategy, particularly given the relatively rapid pace of implementation undertaken by the Company, presents significant execution risks. These execution risks include, for example, the exposure in a comprehensive conversion to a new data processing platform and the credit risk inherent in consumer and commercial (versus mortgage) lending. The Company has endeavored to mitigate these risks, in part, by attracting the aforementioned senior officer team. The new senior management team contains individuals with significant experience in credit administration, sales management, and commercial banking. The Company's senior officers also have prior experience in tactical and strategic transactions designed to maximize stockholder value. The Company has also sought to mitigate the risks inherent in its strategic plan by hiring certain consultants to provide technical assistance and asset quality review.

         In 2001, the Company intends to continue pursuing this strategy, while seeking avenues for further growth in market share and product diversification. Management believes that the continued consolidation occurring in the financial services industry may present opportunities to acquire personnel, branches, and customers from institutions being sold.

Market Area and Competition

         Market Area. The Bank is a community-oriented financial institution which originates residential, multifamily, construction, commercial real estate, consumer, and business loans within its market area. The Bank's deposit gathering and lending markets are concentrated primarily in the communities surrounding its full service offices in the counties of Santa Cruz, Monterey, and Santa Clara in Central California. The economy in the Company's primary market areas has historically been primarily agricultural. However, in recent years, other economic segments have assumed a larger portion of total business activity, caused in part by the continuing southward expansion of the San Francisco Bay Area in general and the technology focused Silicon Valley community in particular. These newer and in some cases relatively rapidly expanding segments include:

o    an increasing  professional  presence,  both in commercial  property and in
     residential   housing,  as  the  technology   companies  expand  southward,
     primarily down the Highway 101 corridor

o    light manufacturing

o    post-secondary education

o    tourism, especially in the coastal communities on Monterey Bay

         The Company believes that the primary market areas in which it operates have experienced strong growth and favorable economic activity in the past several years, as reflected in appreciating real estate values and continued significant consumer demand for housing. However, in late 2000 and early 2001, the Company noted some slowing in the local economy, likely in part due to the decline of many technology companies during that time frame and the significant reduction in the NASDAQ stock market index that occurred in the latter half of 2000. The Company believes the local economy benefited in 1999 and the first half of 2000 from the significant stock and stock option wealth created by the surge in market capitalization for many technology firms.

         The Company's local market areas were also impacted in early 2001 by the California energy crisis. The uncertain supply of electricity and higher cost of electricity and natural gas impacted both businesses and consumers. Businesses that are relatively energy intensive, including certain agricultural products (e.g. hot houses heated with natural gas), were adversely impacted by higher energy prices combined with a limited ability to increase product prices to reflect greater costs. Consumers experiencing higher energy bills had less disposable income to spend in the local economy. Management has particular concern about the possible energy situation in the summer of 2001, when California energy demand typically increases to peak levels. While the State of California government is working to address the energy crisis, management is unable to predict what, if any, resolution may ultimately be effected.

         The Company has taken steps to reduce its energy consumption, including a reduction in exterior lighting and electric signage, reduced interior lighting in certain areas, and proactive efforts to power off inactive computers and other machines. The Company maintains a natural gas fueled generator at its administrative headquarters designed to keep the Bank's computer network operational in the event of a power reduction or outage.

         In late 2000 and early 2001, many large national corporations began announcing the largest layoffs in several years. In addition, many local technology companies were shutting down due to a combination of weak (or negative) earnings and a lack of access to additional capital. While demand for labor generally remained favorable in Central California at the end of 2000, these recent trends present the potential for a slowing economy in 2001.

         The economy in some segments of the Company's primary market area remains seasonal. These segments include tourism and agriculture, both of which slow during the winter months.

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

o the increasing integration among commercial banks, insurance companies, securities brokers, and investment banks

o the continued growth and market share of non-bank financial services providers that often specialize in a single product line such as credit cards or residential mortgages

o the introduction of new technologies which may bypass the traditional banking system for funds settlement

o the addition of bank subsidiaries by firms not historically in the financial services business, but with significant consumer reach, including Safeway (supermarkets), Nordstrom (department stores), and State Farm Insurance

         The Company competes for loans, deposits, fee based products, and customers for financial services with commercial banks, savings and loans, credit unions, thrift and loans, mortgage bankers, securities and brokerage companies, insurance firms, finance companies, mutual funds, and other non-bank financial services providers. Many of these competitors are much larger than the Bank in total assets, market reach, and capitalization; and enjoy greater access to capital markets and can offer a broader array of products and services than the Bank presently markets.

         Two firms present particular competition to the Company. Both Greater Bay Bancorp, Inc. and Pacific Capital Bancorp, Inc. follow the "super community banking" model, whereby multiple community banks are owned and operated under a unified umbrella organization. Both of these firms have expanded rapidly in recent years and have acquired community banks in the Company's primary areas. Both of these firms have comparatively highly valued common stock and access to far greater amounts of capital than the Company. These firms also benefit from greater economies of scale than the Company. Acquisitions by Greater Bay Bancorp, Inc. and Pacific Capital Bancorp, Inc. have left the Company as the largest local financial institution in many of its markets.

         In order to compete with other financial services providers, the Company relies upon:

o    local community involvement, contributions, and visibility

o personal service and the resulting personal relationships of its staff and customers

o the development and sale of specialized products and services tailored to meet its customers' needs

o    local and fast decision making

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

         Ability Of The Company To Execute Its Business Strategy. The financial performance and profitability of the Company will depend, in large part, on its ability to favorably execute its business strategy in converting from a relatively traditional savings and loan association to a community based financial services firm. This evolution entails risks in, among other areas, technology implementation, market segmentation, brand identification, banking operations, and capital and human resource investments. Accordingly, there can be no assurance that the Company will be successful in its business strategy.

         Economic Conditions And Geographic Concentration. The Company's operations are located in Central and Northern California and are concentrated in Santa Cruz, Monterey, and Santa Clara Counties. Although management has diversified the Company's loan portfolio into other California counties, and to a very limited extent into other states, the vast majority of the Company's credits remain concentrated in the three primary counties. As a result of this geographic concentration, the Company's results depend largely upon economic and real estate market conditions in these areas. A deterioration in economic or real estate market conditions in the Company's primary market areas could have a material adverse impact on the quality of the Company's loan portfolio, the demand for its products and services, and its financial condition and results of operations. In addition, because the Company does not require earthquake insurance in conjunction with its real estate lending, an earthquake with an epicenter in or near the Company's primary market areas could also significantly adversely impact the Company's financial condition and results of operations.

         Interest Rates. By nature, all financial institutions are impacted by changing interest rates, due to the impact of such upon:

o    the demand for new loans

o prepayment speeds experienced on various asset classes, particularly mortgage backed securities and residential loans

o    credit profiles of existing borrowers

o    rates received on loans and securities

o    rates paid on deposits and borrowings

As presented under "Item 7. Management's Discussion And Analysis Of Financial Condition And The Results Of Operations" and under "Item 7a. Quantitative And Qualitative Disclosure Of Market Risk", the Company is financially exposed to parallel shifts in general market interest rates, changes in the relative pricing of the term structure of general market interest rates, and relative credit spreads. Therefore, significant fluctuations in interest rates may present an adverse effect upon the Company's financial condition and results of operations.

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

         California Energy Crisis. The uncertain supply and cost of electricity and natural gas in California present multiple potential impacts upon the California economy and the financial condition of individuals and businesses. Higher energy costs could lead to an economic dislocation, whereby energy intensive businesses leave California. Uncertain energy supplies and costs may also discourage new business development in California, slowing the pace of economic growth. Less robust economic activity and a worsening financial profile by consumers and businesses in California could lead to greater credit quality issues for the Company in addition to slowing the demand for financial products and services. While the State of California government is attempting to address the California energy crisis, the Company cannot predict what, if any, resolution may ultimately be adopted.

         Technology Industry and Technological Change. The pace of economic activity, the demand and pay rates for labor, and real estate valuations in many of the Company's primary market areas are impacted by the technology industry. A prolonged slowdown in the technology business would therefore likely have an adverse impact on the Company's financial condition and results of operations. New products and delivery mechanisms being developed as a result of new technologies present the potential for bypassing the historic bank payments settlement process. As such, the Company is exposed to various associated financial risks.

         Employee Retention and Recruitment. The historically low unemployment rate experienced in California and nationally over the past several years has combined with the draw of the Silicon Valley area adjacent to the Company's primary market areas to magnify the Company's risk for employee retention and recruitment. In particular, the Company has faced a continuing challenge to attract and retain high caliber professionals with education and experience in technology, finance, and accounting, as these disciplines have been actively pursued by the many technology companies operating within 50 miles of the Company's headquarters. As a local community bank, the Bank is especially dependent upon the skills of its employees to generate business and manage risk.

         Other Risks. From time to time, the Company details other risks with respect to its business and financial results in its filings with the Securities and Exchange Commission.

Lending Activities

         General. The Company originates a wide variety of loan products. Loans originated by the Company are subject to federal and state law and regulations. Interest rates charged by the Company on loans are affected by the demand for such loans and the supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by, among other things, economic conditions, monetary policies of the federal government, including the Federal Reserve Board, and legislative tax policies. The Company targets certain lending toward low to moderate income borrowers as part of its commitment to serve its local communities.

         At December 31, 2000, the Company's net loan portfolio totaled $391.8 million. This represented the highest total in the Company's history. The vast majority of this portfolio was associated with real estate of various types. Loan credit commitments and purchases in 2000 totaled $169.7 million, down slightly from $173.3 million during 1999. This decrease stemmed in part from a less robust mortgage refinance market in 2000 versus 1999.

         Net loans as a percentage of total assets increased from 77.9% at December 31, 1999 to 80.6% at December 31, 2000. Allocating a greater percentage of its total assets to loans is fundamental to the Company's strategy of effectively supporting the financing needs of its local communities.

         The mix of loans originated and purchased in 2000 reflected the Company's business strategy of becoming a broader based, community focused financial services firm with a balance sheet diversified away from the Bank's historic concentration in relatively lower yielding residential mortgages. The Company realized particular progress in 2000 in bolstering its production of income property loans, taking advantage of favorable real estate markets in many of the communities served by the Company. The Company also conducted a series of loan participations and purchases with other financial institutions in 2000, particularly for multifamily loans, as a means of both augmenting loan volume and diversifying credit risk.

         The Company accepts loan applications generated through brokers for most of its product line. Broker referred loans are underwritten in the same manner as direct originations. The Company encourages its employees to refer and solicit loan business as an integral part of functioning as a community bank. Employees receive various types of awards or commissions based upon the volume and nature of business booked.

         The Company requires title and hazard insurance for all real estate loans. More detailed information regarding the Company's lending activity is included in the following paragraphs which present activity by loan product category.

         Residential One To Four Unit Mortgage Lending. The Company originates fixed rate, adjustable rate, and hybrid (fixed for a period, and then adjustable) mortgage loans secured by one to four family residential properties. Adjustable rate mortgage loans have interest rates that adjust monthly, semiannually, or annually and reprice based upon various indices, primarily the 11th FHLB District Cost of Funds Index ("COFI") or the US Treasury One Year Constant Maturities Index ("1 Year CMT") . In the Year 2001, the Company intends to commence originating residential mortgages tied to the MTA index, which is equivalent to the twelve month rolling average of the 1 Year CMT index. The MTA index is utilized by a number of the Company's primary competitors and is often preferred by consumers due to its limited volatility relative to the 1 Year CMT index. The Company's hybrid and adjustable rate residential mortgages typically contain various periodic and lifetime rate caps. The Company regularly adjusts its loan products to meet changing customer needs and to respond to the marketplace.

         The majority of loan originations are to existing or past customers and members of the Bank's local communities. The Company also originates one to four family residential construction loans for both owner occupants and developers / contractors ("speculative construction loans"). The Company also originates residential mortgages secured by non-owner occupied one to four family properties acquired as an investment by the borrower. The Company provides escrow (impounds) services as requested by its customers and generally for those loans in excess of 80.0% loan to value.

         At December 31, 2000, the Company maintained $160.2 million in residential permanent mortgages, representing 40.3% of loans held for investment net of undisbursed loan funds. This compares to $168.5 million in permanent residential mortgages a year earlier, which then constituted 46.3% of loans held for investment net of undisbursed loan funds. This decline in residential mortgage volume and mix was coincident with the Company's business strategy. The Company generally sells its fixed rate residential production into the secondary market on a servicing released basis. These sales are conducted as part of the Company's asset / liability management strategy. The sales are generally on a servicing released basis because the Company believes the servicing is more valuable to high volume, low marginal cost servicers.

         From time to time, based on its asset / liability strategy, the Company purchases residential mortgage loans originated by others. In 2001, depending upon loan origination volume and mix, the Company may consider the sale of certain hybrid or adjustable rate residential mortgages into the secondary market.

         The majority of the residential loans at December 31, 2000 were secured by properties located within the Company's primary market area, and to a lesser extent the State of California. At December 31, 2000, 11.6% of the Company's one-to-four family mortgage loans had fixed terms and 88.4% had adjustable rates. The Company offers a variety of adjustable rate residential loan products, including an "easy qualifier" loan with more limited documentation required than other mortgages. The Company began originating loans subject to negative amortization in 1996. Negative amortization involves a greater risk to the Company because during a period of high interest rates the loan principal may increase above the amount originally advanced. However, the Company believes that the risk of default on these loans is mitigated somewhat by negative amortization caps, underwriting criteria, relatively low loan to value ratios, and the stability provided by payment schedules. At December 31, 2000, the Company's residential loan portfolio included $33.5 million of loans subject to negative amortization.

         The Company originates one to four family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan, and up to 97% of the appraised value or selling price if private mortgage insurance is obtained. Mortgage loans originated by the Company generally include due on sale clauses which provide the Company with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Company's consent. Due on sale clauses are an important means of adjusting the rates on the Company's mortgage loan portfolio and the Company has generally exercised its rights under these clauses.

         The largest residential loan in the Company's portfolio at December 31, 2000 totaled $3.2 million, secured by a home in Carmel Valley, California. The second largest residential loan at December 31, 2000 was $2.2 million, secured by a home in Monte Sereno, California. The loan to value ratios on these two loans at origination were 50.0% and 70.0%, respectively.

         Multifamily Lending. The Company offers hybrid and adjustable rate permanent multifamily (five or more units) real estate loans secured by real property in California. The Company also periodically extends construction financing to builders of multifamily housing. From time to time, the Company extends loans secured by mixed use property in more urban areas, which typically present commercial (often retail) space in one part of the building (often street level) and residential units in other parts of the building.

         Multifamily housing valuations have generally increased in California during the past several years, as supply has not expanded with the same speed as population growth, leading to greater demand for units and thus higher market rents.

         Permanent loans on multifamily properties typically present maturities of up to 30 years. Factors considered by the Company in reaching a lending decision on such properties include the net operating income of the mortgaged premises before debt service and depreciation, the debt service ratio (the ratio of net earnings to debt service), the ratio of the loan amount to appraised value, and the financial profile of any guarantors. Pursuant to the Company's underwriting policies, multifamily adjustable rate mortgage loans are generally originated in amounts up to 75% of the appraised value of the underlying properties. The Company generally requires a debt service ratio of at least
1.10. Properties securing loans are appraised by an independent appraiser. Title insurance is required on all loans. When evaluating the qualifications of the borrower for a multifamily loan, the Company considers the financial resources and income level of the borrower, the borrower's experience in owning or managing similar property, and the Company's lending experience with the borrower. The Company's underwriting policies require that the borrower provide evidence of ability to repay the mortgage on a timely basis and maintain the property from current rental income. In evaluating the creditworthiness of the borrower, the Company generally reviews the borrower's financial statements, employment, tax returns, and credit history, as well as other related documentation.

         Loans secured by apartment buildings and other multifamily residential properties are generally larger and involve a greater degree of risk than one to four family residential loans. Because payments on loans secured by multifamily properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Company seeks to minimize these risks through its underwriting policies, which require such loans to be qualified at origination on the basis of the property's income and debt coverage ratio. The Company also attempts to limit its risk exposure by requiring annual operating statements on the properties and by acquiring personal guarantees from the borrowers when available.

         As part of its operating strategy, the Company intends to continue increasing its multifamily lending within the State of California. At December 31, 2000, the Company's portfolio of multifamily loans totaled $76.7 million, or 19.3% of loans receivable held for investment less undisbursed loan funds. This compares to $42.2 million, or 11.6% of loans receivable held for investment less undisbursed loan funds, at December 31, 1999. The Company acquired multifamily loans from direct originations, broker referrals, and pool purchases during 2000.

         At December 31, 2000, the Company's two largest multifamily loans had outstanding balances of $3.8 million and $2.7 million, respectively. The loans were secured by apartment buildings located in Fresno and Oceanside, California, respectively.

         Because the primary marketplace the Company serves has a limited volume of multifamily properties, the Company intends to continue pursuing multifamily real estate loans secured by properties located throughout California. The Company's strategy in this regard includes purchasing participations in multifamily loans originated by experienced, local lenders with a favorable record of quality loan origination. The acquisition and origination of multifamily loans throughout California presents the Company with geographic diversification, but also introduces credit exposure due to the greater demands of monitoring the demand for and value of multifamily real estate in a greater number of local market areas.

         Commercial & Industrial Real Estate Lending. The Company originates both permanent and construction loans secured by commercial & industrial real estate located primarily in California. The Company's underwriting procedures provide that commercial & industrial real estate loans may generally be made in amounts up to the lesser of 65% of the appraised value of the property or up to a debt service coverage ratio of 1.20. Permanent loans may be made with terms up to 25 years and are typically hybrid (fixed for three to five years, then adjustable) or adjustable based upon the 1 Year CMT or COFI indices. The Company's underwriting standards and credit review procedures on commercial & industrial real estate loans are similar to those applicable to multifamily loans. The Company considers the property's net operating income, the loan to value ratio, the presence of guarantees, and the borrower's expertise, credit history, and financial status.

         The Company's commercial & industrial real estate loans are typically secured by properties such as retail stores, retail strip centers, office buildings, and light manufacturing facilities. The Company typically does not extend loans for the acquisition or refinance of major manufacturing facilities, as that type of real estate generally encompasses larger loans than the Company makes.

         The majority of the commercial & industrial real estate loans are secured by property located in Northern and Central California. However, the Company has in the past two years pursued participations on and purchases of commercial & industrial real estate loans with experienced, local lenders in the greater San Diego and Los Angeles markets as a means of increasing loans outstanding and geographically diversifying the Company's loan portfolio.

         At December 31, 2000, the Company's permanent commercial & industrial real estate loan portfolio totaled $102.3 million, or 25.8% of loans held for investment net of undisbursed loan funds. This compares to $72.3 million, or 19.9% of loans held for investment net of undisbursed loan funds, at December 31, 1999. This nominal and relative expansion is consistent with the Company's business strategy of increasing the percentage of its balance sheet represented by income property loans, with an offsetting proportional reduction in residential mortgages.

         At December 31, 2000, the Company had outstanding twenty-one loans totaling $31.8 million secured by hotels / motels, one of which was a construction loan. The largest such loan is a permanent loan with $5.0 million outstanding secured by a nationally branded hotel located in Dublin, California. The next largest hotel / motel loan at December 31, 2000 was for $2.8 million for a property in Aptos, California, in the center of the Company's primary market area.

         At December 31, 2000, the Company had outstanding five loans to mini-storage facilities totaling $7.3 million, two of which were construction loans and the largest of which was a permanent loan for $2.6 million secured by a mini-storage facility in Santa Cruz, California.

         The largest permanent commercial real estate loan in the Company's portfolio at December 31, 2000 not mentioned above was $3.8 million, secured by a church and related facilities located in San Jose, California.

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

         Commercial & industrial real estate loans can present various environmental risks, as such properties are sometimes located on sites or in areas where various types of pollution may have historically occurred. The Company attempts to mitigate this risk via environmental surveys, reports, and, in some cases, testing; in addition to using a limited list of pre-approved appraisers. In addition, Company lending staff directly inspect most commercial & industrial real estate properties on which the Company lends. Commercial & industrial real estate can also be impacted by changing government regulation.

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

         The Company's construction loans typically have adjustable rates and terms of 12 to 18 months. The Company originates one to four family and multifamily residential construction loans in amounts up to 80% of the appraised value of the property. Land development loans are determined on an individual basis, but in general they do not exceed 70% of the actual cost or current appraised value of the property, whichever is less. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant.

         At December 31, 2000, the Company had gross construction and land development loans totaling $59.1 million, on which there were undisbursed loan funds of $26.6 million. The net outstanding balance of $32.5 million represented 8.2% of loans held for investment net of undisbursed loan funds at December 31, 2000. At December 31, 1999, the Company had gross construction and land development loans totaling $79.0 million, on which there were undisbursed loan funds of $23.9 million. The net outstanding balance of $55.2 million represented 15.1% of loans held for investment net of undisbursed loan funds at December 31, 1999.

         The decline in construction loans during 2000 resulted from payoffs from completed projects not being replaced by an adequate inflow of new business. In general, the Company's strategy is, however, to increase the construction loan portfolio and to have construction loans represent a greater portion of total assets. The Company has targeted increased construction lending because of the interest rate sensitivity of the loans, the Company's historic expertise and experience in this type of lending, the yields available from this type of lending, and, in the case of owner residential construction loans, the strong customer bond developed in financing the building of someone's home.

         The largest construction credit in the Company's portfolio at December 31, 2000 was a $2.85 million gross commitment to fund the construction of a recreational vehicle park in Gilroy, California. The second largest construction loan maintained by the Company at December 31, 2000 was a gross commitment of $2.45 million associated with the construction and development of a mini-storage facility in San Jose, California. The Company's construction loans are largely concentrated in the Company's primary marketplaces, although a limited amount of construction lending has occurred throughout Northern California.

         Because construction loans are generally larger and more complex than typical residential mortgages, they present a greater degree of credit risk. The Company attempts to control this credit risk through its underwriting and funds disbursement processes. In addition, it is the Company's strategy to, over time, build a series of strong relationships with local developers / builders / contractors with whom the Company has detailed financial knowledge and receives a steady stream of repeat business.

         Land Lending. The Company offers loans secured by land, generally located in its immediate marketplace. The types of land generally considered by the Company are suitable for residential development or are demarcated residential lots. The Company does not extend loans on agricultural land where repayment of the loan is dependent upon crop sales.

         At December 31, 2000, the Company had land loans totaling $16.3 million, or 4.1% of gross loans held for investment net of undisbursed loan funds. This compares to land loans totaling $13.9 million, or 3.8% of gross loans held for investment net of undisbursed loan funds at December 31, 1999. The largest land loan in the Company's portfolio at year-end 2000 was a $2.8 million credit secured by land targeted for future residential development located in Los Altos, California. The Company's second largest land loan at December 31, 2000 was $1.7 million, secured by commercially zoned land located in Monterey, California. The Company's third largest land loan at December 31, 2000 was $1.2 million, secured by land included within a large, upscale residential development located in Monterey, California.

         Because land and lots are generally less readily marketable than residential real estate, lending on land presents additional risks not present in residential mortgages. The market value of land and lots can be more susceptible to changes in interest rates, economic conditions, or local real estate markets than the market value for homes. Zoning changes by various government authorities may also impact the value and marketability of certain types of land. To mitigate these risks, the Company generally restricts land and lot loans to its primary local market areas, where the Company has the most thorough understanding of land values and trends in the demand for land.

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

         As part of its business strategy, and in order to facilitate the growth of its business lending portfolio, the Company plans in 2001 on having substantially every business loan managed by an assigned account manager, who is a commercial banker. The Company believes this approach provides for better credit monitoring and facilitates the Company's seeking expanded business relationships with growing firms. The Company's business strategy envisions business loans representing a greater percentage of total assets in the future.

         During 1999, the Company introduced its "Business Express" lending program, whereby small businesses may obtain lines of credit of up to $25,000 with a relatively brief application and limited supporting documentation, augmented by a quick credit decision on the part of the Bank. This program was implemented to strengthen the Company's relationship with the small businesses in the Company's primary market areas, many of whom have been deposit customers for some period of time. The Company continued to support this program during 2000.

         At December 31, 2000, the Company had business term loans totaling $1.6 million and drawn balances against business lines of credit totaling $1.4 million. In the aggregate, business loans comprised 0.8% of gross loans held for investment net of undisbursed loan funds at December 31, 2000. The business loan with the largest outstanding balance in the Company's portfolio at December 31, 2000 was a $261 thousand term loan to a retail store in Aptos, California. At December 31, 2000, the Company had extended two business lines of credit for $500 thousand each. These lines were extended to a wholesale distributor of food products and a law firm. Both of these customers' operations were in Santa Cruz County.

         Loan Approval Procedures And Authority. The Board of Directors has ultimate responsibility for the lending activity of the Company and establishes the lending policies of the Company, including the appraisal policy and credit approval authorities. The Board of Directors also approves all appraisers used by the Company. As of December 31, 2000, the Board of Directors has authorized the following loan approval authorities:

         Real Estate Loans

         (1) Residential mortgage loans in amounts up to the federal agency (e.g. Federal National Mortgage Association or "FNMA") conforming limit may be approved by the Company's staff underwriters.

         (2) Loans in excess of the agency conforming limits and up to $500,000 may be approved by the underwriting / processing manager.

         (3) Loans in excess of $500,000 and up to $750,000 may be approved by the real estate loan administrator.

         (4) Loans in excess of $750,000 and up to $1,000,000 require the approval of the Chief Executive Officer / President, Chief Loan Officer, or the Director of Commercial Banking.

         (5) Loans in excess of $1,000,000 and up to $2,000,000 require the approval of two of the Chief Executive Officer / President, Chief Loan Officer, or Director of Commercial Banking.

         (6) Loans in excess of $2,000,000 and up to $4,000,000 require the approval of the Board of Directors Loan Committee.

         (7) Loans greater than $4,000,000 must be approved by the full Board of Directors.

         Non-Real Estate Loans

         (1) "Business Express" loans of up to $25,000 require the approval of the real estate loan administrator, a professional banker, or a business development officer.

         (2) Overdraft lines of credit of up to $1,500 require the approval of the underwriting / processing manager or the real estate loan administrator.

         (3) Loans of up to $75,000 require the approval of the Chief Loan Officer.

         (4) Loans in excess of $75,000 and up to $250,000 require the approval of the Chief Executive Officer or Director of Commercial Banking.

         (5) Loans in excess of $250,000 and up to $2,000,000 require the approval of the Board of Directors Loan Committee.

         (6) Loans in excess of $2,000,000 must be approved by the full Board of Directors.

         The loan origination process requires that upon receipt of a completed loan application, a credit report is obtained and certain information is verified. If necessary, additional financial information is obtained from the prospective borrower. An appraisal of the related real estate is performed by an independent, licensed appraiser. If the original loan exceeds 80% loan to value on a first trust deed loan or private mortgage insurance is required, the borrower is required to make payments to a loan impound account from which the Company makes disbursements for property taxes and insurance.


         Loan   Portfolio   Composition.   The  following   table  presents  the
composition  of the Company's net loans  receivable  held for  investment at the dates indicated.

                                                                       At December 31,
                              -------------------------------------------------------------------------------------------------
                                     2000                1999                1998                1997               1996
                              ------------------  ------------------  ------------------ ------------------- ------------------
                               Amount       %      Amount       %     Amount        %     Amount        %     Amount        %
                              -------     -----   -------     -----   -------     -----   -------     -----   -------     -----
                                                                   (Dollars In Thousands)
Loans secured by real
estate
Residential one to four      $160,155      37.8% $168,465      43.4% $181,771      55.8% $201,562      70.2% $198,255      83.9%
  unit

Multifamily five or more       76,727      18.1%   42,173      10.9%   33,340      10.2%   23,355       8.1%   22,455       9.5%
units

Commercial and industrial     102,322      24.1%   72,344      18.6%   39,997      12.3%   20,159       7.0%    7,524       3.2%
Construction                   59,052      13.9%   79,034      20.3%   51,624      15.9%   35,150      12.3%    4,131       1.7%
Land                           16,310       3.9%   13,930       3.6%    7,774       2.4%    1,869       0.7%       95    --
                              -------     -----   -------     -----   -------     -----   -------     -----   -------     -----

Sub-total loans secured by
     real estate              414,566      97.8%  375,946      96.8%  314,506      96.6%  282,095      98.3%  232,460      98.3%
                              -------     -----   -------     -----   -------     -----   -------     -----   -------     -----


Other loans

Home equity lines of            5,631       1.3%    3,968       1.0%    3,262       1.0%    3,142       1.1%    3,194       1.4%
credit

Other consumer loans              669       0.2%      587       0.2%      658       0.2%      598       0.2%      763       0.3%
Business term loans             1,641       0.4%    6,670       1.7%    6,679       2.0%      943       0.3%     --      --
Business lines of credit        1,438       0.3%    1,027       0.3%      595       0.2%      270       0.1%     --      --
                              -------     -----   -------     -----   -------     -----   -------     -----   -------     -----

Sub-total other loans           9,379       2.2%   12,252       3.2%   11,193       3.4%    4,953       1.7%    3,957       1.7%
                              -------     -----   -------     -----   -------     -----   -------     -----   -------     -----

Total gross loans             423,945     100.0%  388,198     100.0%  325,699     100.0%  287,048     100.0%  236,417     100.0%
                              -------     -----   -------     -----   -------     -----   -------     -----   -------     -----

(Less) / Plus

Undisbursed loan funds        (26,580)            (23,863)            (24,201)            (21,442)             (1,822)
Unamortized premiums &
     discounts                     21                 134                 491                 556                 452
Deferred loan fees, net          (202)               (281)               (434)               (742)               (528)
Allowance for loan losses      (5,364)             (3,502)             (2,780)             (1,669)             (1,311)
                              -------             -------             -------             -------             -------

Total loans held for
     investment, net         $391,820            $360,686            $298,775            $263,751            $233,208
                             ========            ========            ========            ========            ========

         Loan Maturity Profile. The following table shows the contractual maturities of the Company's gross loans at December 31, 2000.

                                                      At December 31, 2000
                                          ------------------------------------------
                                                       2002          2006   Total
                                                    Through           And   Gross
                                             2001      2005    Thereafter   Loans
                                             ----      ----    ----------   -----
                                                     (Dollars In Thousands)
Residential one to four unit              $      2   $    596   $159,557   $160,155
Multifamily five or more units                  63        274     76,390     76,727
Commercial and industrial real estate          364      9,402     92,556    102,322
Construction                                46,674     12,378       --       59,052
Land                                         8,613      6,479      1,218     16,310
Home equity lines of credit                    114      1,266      4,251      5,631
Other consumer loans                           652         17       --          669
Business term loans                           --        1,243        398      1,641
Business lines of credit                     1,434          4       --        1,438
                                          --------   --------   --------   --------

Total                                     $ 57,916   $ 31,659   $334,370   $423,945
                                          ========   ========   ========   ========


         The following  table presents the Company's gross loans at December 31,
2000,  segregating  those with fixed versus  adjustable  interest rates and also isolating  those  loans with  contractual  maturities  less than or equal to and greater than one year.
                                       Matures In 2001        Matures After 2001            Total Gross Loans
                                     --------------------    --------------------    --------------------------------
                                      Fixed     Adjustable    Fixed      Adjustable   Fixed     Adjustable     All
                                     --------    --------    --------    --------    --------    --------    --------
                                                             (Dollars In Thousands)

Residential one to four unit         $      2    $   --      $ 18,504    $141,649    $ 18,506    $141,649    $160,155
Multifamily five or more units             63        --           933      75,731         996      75,731      76,727
Commercial and industrial real           --           364       7,500      94,458       7,500      94,822     102,322
estate
Construction                           11,886      34,788         331      12,047      12,217      46,835      59,052
Land                                     --         8,613        --         7,697        --        16,310      16,310
Home equity lines of credit              --           114        --         5,517        --         5,631       5,631
Other consumer loans                      652        --            17        --           669        --           669
Business term loans                      --          --          --         1,641        --         1,641       1,641
Business lines of credit                 --         1,434        --             4        --         1,438       1,438
                                     --------    --------    --------    --------    --------    --------    --------

Total                                $ 12,603    $ 45,313    $ 27,285    $338,744    $ 39,888    $384,057    $423,945
                                     ========    ========    ========    ========    ========    ========    ========

Percent of gross loans outstanding        3.0%       10.7%        6.4%       79.9%        9.4%       90.6%      100.0%

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

         The Company plans to continue actively purchasing individual loans, loan pools, and loan participations in 2001 as a means of utilizing the Bank's strong regulatory capital position and supporting the more rapid transformation of the Company's balance sheet into that more consistent with a California community commercial bank.

         On an ongoing basis, depending on its asset / liability strategy, the Company originates one to four family residential loans for sale in the secondary market. Loan sales are dependent on the level of loan originations and the relative customer demand for mortgage loans, which is affected by the current and expected future level of interest rates. During the years ended December 31, 2000 and 1999, the Company sold $2.7 million and $8.9 million, respectively, of fixed rate residential loans. The Company generally sells its fixed rate residential loans on a servicing released basis in order to take advantage of comparatively attractive servicing premiums being offered in the secondary market. The level and timing of any future loan sales will depend upon market opportunities and prevailing interest rates.

         From time to time, depending on its asset / liability strategy, the Company converts a portion of its mortgages into readily marketable mortgage backed securities. In 1998, the Company converted approximately $48.4 million of fixed rate residential loans into mortgage backed securities. The securitization was undertaken primarily to provide greater liquidity for the assets and thereby augment the Company's ability to manage its interest rate risk profile and cash flows. There was no similar securitization activity in 2000 or 1999. The Company may pursue additional securitizations and / or the sale of hybrid or adjustable rate residential mortgages, depending upon its asset / liability management strategy, in the future.

         Loan Servicing. The Company services its own loans as well as loans owned by others. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, holding escrow funds for the payment of real estate taxes and insurance premiums, contacting delinquent borrowers, and supervising foreclosures and property dispositions in the event of unremedied defaults. Loan servicing income includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. At December 31, 2000, the Company was servicing $62.0 million of loans for others.

         The Company's strategic plan does not contain a significant expansion in its loan servicing for others, as management believes large volume residential loan servicers enjoy economies of scale and efficiencies in this business that render it difficult for the Company to compete and generate a desirable rate of return. The significant consolidation in the residential loan servicing industry that has occurred over the past several years, in the opinion of management, supports this position.

Credit Quality

         General. Although management believes that non-performing loans are generally well secured and / or reserved, real estate acquired through foreclosure is properly valued, and inherent losses are provided for in the allowance for loan losses, there can be no assurance that future deterioration in local or national economic conditions, collateral values, borrowers' financial status, or other factors will not result in future credit losses and associated charges against operations. In regards to real estate acquired via foreclosure, although all such properties are actively marketed by the Company, no assurance can be provided regarding when these properties will be sold or what the terms of sale will be when they are sold. It is the Company's general policy to obtain appraisals at the time of foreclosure and to periodically obtain updated appraisals for foreclosed properties that remain unsold.

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

         Real estate acquired via foreclosure is recorded at the lower of the recorded investment in the loan or the fair value of the related asset on the date of foreclosure, less estimated costs to sell. Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a real estate asset would yield in a current sale between a willing buyer and a willing seller. Development and improvement costs relating to the property are capitalized to the extent they are deemed to be recoverable upon disposal. The carrying value of acquired property is regularly evaluated and, if appropriate, an allowance is established to reduce the carrying value to fair value less estimated costs to sell. The Company typically obtains appraisals on real estate acquired through foreclosure at the time of foreclosure. The Company generally conducts inspections on foreclosed properties and properties deemed in-substance foreclosures on a quarterly basis.

         The  following  table  presents  information  regarding  non-performing assets at the dates indicated.
                                                                                      At December 31,
                                                                      ----------------------------------------------
                                                                       2000      1999      1998      1997      1996
                                                                      ------    ------    ------    ------    ------
                                                                                  (Dollars In Thousands)
Outstanding Balances Before Valuation Reserves
Non-accrual loans                                                     $4,666    $6,888    $1,478    $1,598    $1,394
Loans 90 or more days delinquent and accruing interest                  --        --        --        --        --
Restructured loans in compliance with modified terms                      75     1,294     1,437       448       354
                                                                      ------    ------    ------    ------    ------

Total gross non-performing loans                                       4,741     8,182     2,915     2,046     1,748

Investment in foreclosed real estate before valuation                   --          96       322       326      --
reserves

Repossessed consumer assets                                             --        --        --        --        --
                                                                      ------    ------    ------    ------    ------

Total gross non-performing assets                                     $4,741    $8,278    $3,237    $2,372    $1,748
                                                                      ======    ======    ======    ======    ======

Gross non-performing loans to total loans                               1.19%     2.25%     0.96%     0.77%     0.74%
Gross non-performing assets to total assets                             0.98%     1.79%     0.71%     0.58%     0.41%
Allowance for loan losses                                             $5,364    $3,502    $2,780    $1,669    $1,311
Allowance for loan losses / non-performing loans                      113.14%    42.80%    95.37%    81.57%    75.00%
Valuation allowances for foreclosed real estate                       $ --      $ --      $   41    $    5    $ --

         The decrease in non-accrual loans during 2000 was primarily due to the repayment in full of a single $5.0 million business term loan that was on non-accrual status at December 31, 1999, partially offset by a $2.85 million commercial construction loan being placed on non-accrual status during 2000. The decline in restructured loans during 2000 primarily resulted from a number of residential loans that had been impacted by the bankruptcy filing of the borrower no longer being classified as troubled debt restructurings due to the payment performance of the borrower over an extended period of time and the continued maintenance and receipt of market terms by the Company.

         The following table presents information concerning loans 60 to 89 days delinquent at the dates indicated.
                                               Loans On Accrual Status And Delinquent 60 - 89 Days At December 31,
                                         --------------------------------------------------------------------------------
                                                  2000                        1999                        1998
                                         ------------------------    ------------------------    ------------------------
                                             Number                       Number                      Number
(Dollars In Thousands)                           Of    Principal              Of   Principal              Of   Principal
                                              Loans      Balance           Loans     Balance           Loans     Balance
                                              -----      -------           -----     -------           -----     -------
Residential one to four unit                      4        $ 857               2       $ 285              --     $   ---
Land                                             --           --              --          --               1         144
Other consumer loans                             --           --              --          --               1           3
                                                  -        -----               -       -----               -       -----

Total                                             4        $ 857               2       $ 285               2       $ 147
                                                  =        =====               =       =====               =       =====

Delinquent loans to gross loans
     net of undisbursed loan funds                          0.22%                       0.08%                       0.05%


         The following table presents information regarding non-accrual loans at the dates indicated.
                                                           Loans On Non-accrual Status At December 31,
                                         --------------------------------------------------------------------------------
                                                  2000                        1999                        1998
                                         ------------------------    ------------------------    ------------------------
                                             Number                       Number                      Number
(Dollars In Thousands)                           Of    Principal              Of   Principal              Of   Principal
                                              Loans      Balance           Loans     Balance           Loans     Balance
                                              -----      -------           -----     -------           -----     -------
Residential one to four unit                      2       $  603               4      $  543               9     $ 1,478
Commercial and industrial real estate             2        1,133               2       1,146              --          --
Commercial construction                           1        2,852              --          --              --          --
Business term loans                               3           78               1       5,000              --          --
Business lines of credit                         --           --               2         199              --          --
                                                  -      -------               -     -------               -     -------
                                                                                                                      --

Total                                             8      $ 4,666               9     $ 6,888               9     $ 1,478
                                                  =      =======               =     =======               =     =======

Non-accrual loans to gross loans
     net of undisbursed loan funds                         1.17%                       1.89%                       0.49%

         Interest income foregone on non-accrual loans outstanding at year-end totaled $110 thousand, $109 thousand, and $76 thousand for the years ended December 31, 2000, 1999, and 1998, respectively. During early 2001, the separate collateral securing the non-accrual commercial construction loan and one of the non-accrual commercial and industrial real estate loans at December 31, 2000 was in escrow for sale. The Company cannot predict, however, whether such escrows will close. At December 31, 2000, the Company was in the process of foreclosing on both of the subject properties.

         The following table presents information concerning restructured loans that were on accrual status at the dates indicated.

                                               Troubled Debt Restructured Loans On Accrual Status At December 31,
                                         --------------------------------------------------------------------------------
                                                  2000                        1999                        1998
                                         ------------------------    ------------------------    ------------------------
                                             Number                       Number                      Number
(Dollars In Thousands)                           Of    Principal              Of   Principal              Of   Principal
                                              Loans      Balance           Loans     Balance           Loans     Balance
                                              -----      -------           -----     -------           -----     -------
Residential one to four unit                      1        $  75               8     $ 1,294               7     $ 1,172
Multifamily five or more units                   --           --              --          --               1         265
                                                  -        -----               -     -------               -     -------

Total                                             1        $  75               8     $ 1,294               8     $ 1,437
                                                  =        =====               =     =======               =     =======

         The following table presents  additional  information  concerning loans classified as troubled debt restructurings:
                                                                                     At December 31,
                                                                          -----------------------------------
(Dollars In Thouands, Numbers In Whole Units)                             2000            1999           1998
                                                                          ----            ----           ----
Troubled debt restructurings performing per terms:
     Number of loans                                                         1               8              8
     Principal balance outstanding                                       $  75         $ 1,294        $ 1,437
     Weighted average interest rate                                      8.95%           7.60%          7.64%

Troubled debt restructurings not performing per terms:
     Number of loans                                                         1               1             --
     Principal balance outstanding                                      $  294          $  119         $   --
     Weighted average interest rate                                      8.50%           7.00%             --

Total troubled debt restructurings:
     Number of loans                                                         2               9              8
     Principal balance outstanding                                      $  369         $ 1,413        $ 1,437
     Weighted average interest rate                                      8.60%           7.55%          7.64%

         Criticized And Classified Assets. To measure the quality of assets, the Company has established internal asset classification guidelines as part of its credit monitoring system for identifying and reporting current and potential problem assets. Under these guidelines, both asset specific and general portfolio valuation allowances are established.

         The Company currently classifies problem and potential problem assets into one of four categories, presented below in order of increasing severity.

Category                              Definition
----------------------------          ------------------------------------------

Criticized Assets

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

         The following  table  presents the Company's  criticized and classified assets at the dates indicated:
                                                                                              At December 31,
                                                                                       --------------------------------
Outstanding Balances Before Specific Valuation Allowances                               2000         1999         1998
                                                                                        ----         ----         ----
                                                                                           (Dollars In Thousands)
Criticized Assets
Special mention                                                                        $2,283       $7,940       $6,427
                                                                                       ======       ======       ======

Classified Assets
Substandard loans                                                                      $6,923       $8,678       $5,124
Real estate acquired via foreclosure                                                       --           96          322
                                                                                       ------       ------       ------

Total classified assets                                                                $6,923       $8,774       $5,446
                                                                                       ======       ======       ======

Classified assets to total loans plus other real estate owned (1)                       1.74%        2.41%        1.79%
Classified assets to total assets                                                       1.42%        1.90%        1.20%
Classified assets to shareholders' equity                                              15.79%       21.50%       13.25%
Allowance for loan losses to total classified assets                                   77.48%       39.91%       51.05%

-------------------------------------------------------------------------------

(1) Total loans equals total gross loans less undisbursed loan funds and (less) or plus unamortized yield adjustments Other real estate owned is included on a gross basis before any valuation allowances.

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

         Impaired Loans. The Company defines a loan as impaired when it meets one or more of the following criteria:

o It is probable that the Company will be unable to collect all contractual principal and interest in accordance with the original terms of the loan agreement.

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

         At December 31,  2000,  the Company had impaired  loans  totaling  $5.3 million,  which have related specific reserves of $600 thousand. At December 31,
1999,  the Company had impaired  loans of $8.2  million,  with related  specific reserves of $200 thousand. Of the $5.3 million in impaired loans at December 31,
2000, $677 thousand were on accrual status due to continued payment  performance by the borrowers.  Additional information concerning impaired loans is presented below and in Note 5 to the Consolidated Financial Statements.
                                                                             2000            1999            1998
                                                                             ----            ----            ----
                                                                                     (Dollars In Thousands)
Average investment in impaired loans for the year                         $ 7,790         $ 2,511         $ 3,100

Interest recognized on impaired loans at December 31                       $  461          $  590          $  166

Interest not recognized on impaired loans at December 31                   $  110          $  109           $  76


         The increase in the average investment in impaired loans in 2000 versus 1999 resulted from a $5.0 million business term loan originated by MBBC that was identified as impaired in the fourth quarter of 1999 and paid off in full in December, 2000.

         Other than those loans already categorized as non-performing or classified at December 31, 2000, the Company has not identified any other potential problem loans, which would result in those loans being included as non-performing or classified loans at a future date.

         The Company had no loans outstanding to foreign entities at December 31, 2000.

         Special Residential Loan Pool. During 1998, the Bank purchased a $40.0 million residential mortgage pool comprised of loans that presented a borrower credit profile and / or a loan to value ratio outside of (less favorable than) the Bank's normal underwriting criteria. To mitigate its credit risk for this portfolio, concurrent with the purchase, the Bank obtained a scheduled principal / scheduled interest loan servicing agreement from the seller. Further, this agreement also contains a guaranty by the seller to absorb any principal losses on the portfolio in exchange for the seller's retention of a portion of the
loans'  yield  through  loan   servicing   fees.   In  obtaining   these  credit
enhancements, the Bank functionally aggregated the credit risk for this loan pool into a single borrower credit risk to the seller / servicer of the loans. The Bank was subsequently informed by the OTS that structuring the purchase in this manner made the transaction an "extension of credit" by the Bank to the seller / servicer, which, by virtue of its size, violated the OTS' "Loans To One Borrower" regulation. See "Regulation And Supervision - Loans To One Borrower Limitation" and Note 15 to the Consolidated Financial Statements.

         At December 31, 2000, the outstanding principal balance of the Special Residential Loan Pool was $16.5 million, with an additional $3.2 million in December payoffs received from the seller / servicer in January, 2001. In comparison, the outstanding principal balance of the Special Residential Loan Pool was $35.0 million at December 31, 1999, with $1.2 million in December 1999 payoffs received from the seller / servicer in January, 2000.

         While the seller / servicer met all its contractual obligations through January 20, 2001, the Company has allocated certain general loan loss reserves due to concerns regarding the potential losses by the seller / servicer in honoring the guaranty, the present delinquency profile of the special residential mortgage pool, and the differential between loan principal balances and current appraisals for foreclosed loans and loans in the process of foreclosure.

         Because the seller / servicer provides scheduled principal and interest payments regardless of the actual payment performance of the loans and because the seller / servicer absorbs all losses on the disposition of associated foreclosed real estate, the Company reports all loans within the Special Residential Loan Pool as performing.

         By December 31, 2000, all of the loans in the Special Residential Loan Pool converted from an initial fixed rate that was maintained for the first two years of the loan to an adjustable rate significantly above current market rates for medium to high credit quality residential mortgages. The weighted average gross interest rate on the Special Residential Loan Pool at December 31, 2000 was 11.44%. The differential between the interest rates on the loans and available refinance rates contributed to the significant prepayments during 2000.

         Management believes additional prepayments are likely to occur in 2001. However, management also believes that there will be some loans that will not refinance in the next year due to a lack of available financing for less creditworthy borrowers or because of borrower inaction. By the end of 2001, the Company may therefore be particularly dependent upon the financial strength and continued performance of the seller / servicer, as the remaining portfolio is expected to be comprised of relatively less creditworthy loans while at the same time having a smaller remaining total principal balance and thereby providing less periodic cash flow to the seller / servicer via the retained servicing spread.

         In conjunction with this Special Residential Loan Pool, on March 6, 2000, the Bank received a letter from the OTS mandating that the Bank (i) assign all of the loans in the pool a 100% risk based capital weighting, and (ii) not permit its regulatory capital ratios to decline below the levels existing at December 31, 1999. Management does not foresee any compliance issue with this request given:

o    the Bank's regulatory capital position at December 31, 2000

o remaining a "well capitalized" financial institution is integral to the Bank's business strategy

o the expected continued generation of regulatory capital expected through retained earnings, the amortization of deferred stock compensation, and the amortization of intangible assets.

         Management cannot forecast whether the OTS will impose additional requirements or restrictions as a result of the Special Residential Loan Pool. Management also cannot forecast when the OTS might lift the existing additional requirements. The Bank continues to report to the OTS regarding the Special Residential Loan Pool on a monthly basis.

         The Company monitors the financial performance and condition of the seller / servicer on a monthly basis. In addition, the Company regularly analyzes the payment performance and credit profile of the remaining outstanding loans. Portfolio statistics as of the January 20, 2001 remittance for activity through December 31, 2000 include the following:

(Dollars In Thousands)                                               Company
                                               Number            Outstanding
                                                   Of             Investment
Category                                        Loans               In Loans
--------                                        -----               --------

Customer paying per note terms                     72                $ 9,110
Customer 30 days delinquent                        11                  1,390
Customer 60 days delinquent                         8                  1,156
Customer 90 days or more delinquent                10                    991
Foreclosed                                          3                    663
                                                  ---               --------

Total                                             104               $ 13,310
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

         Additional portfolio statistics as of the January 20, 2001 remittance for activity through December 31, 2000 include the information presented in the following table. FICO Score is a mathematical calculation used throughout the mortgage banking industry that incorporates various variables in quantifying a borrower's credit strength. A higher FICO Score is associated with a borrower who presents a stronger credit profile; e.g. few or no late payments on existing or historical debt, regular employment history, favorable financial profile, etc. A lower FICO Score is associated with a borrower who presents a weaker credit profile; e.g. multiple late payments, uncollected debt, open judgements against the borrower, etc. Various statistical studies in the mortgage banking industry have shown that credit losses typically increase exponentially as FICO Scores decline. In other words, the incremental default rate expected for a change from a 550 FICO Score to a 500 FICO Score is much larger than the incremental default rate expected for a change from a 750 FICO Score to a 700 FICO Score. According to an article that was posted on the Fair, Isaac, and Company Internet site (Fair Isaac is an industry leader in credit scoring), most mortgage bankers view a FICO Score of 640 or more as allowing the average borrower to obtain a home loan. In early 2001, the OTS published its position that a FICO Score of 660 or below may represent a subprime borrower. Actual results may vary on a case by case basis.

         The FICO Scores utilized in the following table are the original FICO Scores for the borrowers which were calculated in 1998 by the seller / servicer of the Special Residential Loan Pool. Borrower credit profiles could have changed, favorably or unfavorably, since that time. The information in the following table is as of the January 20, 2001 remittance for activity through December 31, 2000.

                                                                      Company
(Dollars In Thousands)                       Number               Outstanding
                                                 Of                Investment
Original FICO Score Range                     Loans                  In Loans
-------------------------                     -----                  --------
Less than 500                                     2                    $  287
500 through 549                                  15                     1,856
550 through 599                                  35                     4,246
600 through 649                                  34                     4,902
650 through 699                                  14                     1,600
700 through 749                                   1                        67
Above 749                                         3                       352
                                                ---                  --------

Total                                           104                  $ 13,310
                                                ===                  ========


         The weighted average original FICO score for the Special Residential Loan Pool as of the January 20, 2001 remittance for activity through December 31, 2000 was 600.

         The original loan to value distribution of the homes securing the loans within the Special Residential Loan Pool as of the January 20, 2001 remittance for activity through December 31, 2000 was as presented in the following table. The original loan to value ratios were determined through an appraisal process undertaken by the seller / servicer of the Special Residential Loan Pool prior to the funding of the loans to the borrowers.

                                                                       Company
(Dollars In Thousands)                        Number               Outstanding
                                                  Of                Investment
Original Loan To Value Range                   Loans                  In Loans
----------------------------                   -----                  --------
70.0% or less                                     13                  $  1,332
70.1% through 75.0%                               15                     1,905
75.1% through 80.0%                               34                     4,722
80.1% through 85.0%                               23                     3,078
85.1% through 90.0%                               19                     2,773
                                                 ---                  --------

Total                                            104                  $ 13,310
                                                 ===                  ========


         The weighted average original loan to value ratio for the Special Residential Loan Pool as of the January 20, 2001 remittance for activity through December 31, 2000 was 79.5%. Original loan to value ratios for individual loans ranged from 26% to 90%. However, based upon current appraisals for foreclosed properties and properties in the process of foreclosure within the Special Residential Loan Pool, the Company has become aware of deficiencies in the current market value of certain collateral versus the associated loan balances.

         The geographic distribution of the homes securing the loans within the Special Residential Loan Pool as of the January 20, 2001 remittance for activity through December 31, 2000 was as follows.

                                                                       Company
(Dollars In Thousands)                        Number               Outstanding
                                                  Of                Investment
Collateral Location                            Loans                  In Loans
-------------------                            -----                  --------
California                                        31                   $ 4,801
Utah                                              17                     2,286
Oregon                                            11                     1,394
Michigan                                           8                       934
Arizona                                            8                       796
North Carolina                                     4                       540
Missouri                                           4                       500
Indiana                                            4                       274
Colorado                                           3                       396
Washington (state)                                 3                       381
Ohio                                               3                       244
Other                                              8                       764
                                                 ---                  --------
Total                                            104                  $ 13,310
                                                 ===                  ========


         Allowance For Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in the Company's loan portfolio. The allowance for loan losses is increased by provisions charged against earnings and reduced by net loan charge-offs. Loans are charged-off when they are deemed to be uncollectible; recoveries are generally recorded only when cash payments are received.

         The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable. The allowance is based upon a number of factors, including, but not limited to, asset classifications, the size and mix of the loan portfolio, economic trends and conditions, industry experience and trends, industry and geographic concentrations, estimated collateral values, management's assessment of the credit risk inherent in the portfolio, historical loan loss experience, changes in non-performing and past due loans, and the Company's underwriting policies.

         General valuation allowances represent loss allowances that have been established to recognize inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets.

         In addition to the requirements of Accounting Principles Generally Accepted in the United States of America, or "GAAP", related to loss contingencies, a federally chartered savings association's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS. The OTS, in conjunction with other federal banking agencies, provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation allowances. It is required that all institutions:

o have effective systems and controls to identify, monitor, and address asset quality problems

o analyze all significant factors that affect the collectibility of the loan portfolio in a reasonable manner

o    establish   acceptable   allowance   evaluation  processes  that  meet  the
     objectives of the federal regulatory agencies

         Various regulatory agencies, in particular the OTS, as an integral part of their examination process, periodically review the Company's allowance for loan losses. These agencies may require the Company to make additional provisions for loan losses, based on their judgments of the information available at the time of the examination. Although management believes that the allowance for loan losses is adequate to provide for estimated inherent losses in the loan portfolio, future provisions charged against operations will be subject to continuing evaluations of the inherent risk in the loan portfolio. In addition, if the national or local economy declines or asset quality deteriorates, additional provisions could be required. Such additional provisions could negatively and materially impact the Company's financial condition and results of operations.

         The following table presents information concerning the Company's allowance for loan losses at the dates and for the years indicated.

(Dollars In Thousands)                                            2000        1999        1998         1997        1996
                                                                  ----        ----        ----         ----        ----

Period end loans outstanding (1)                             $ 397,184   $ 364,188   $ 303,732    $ 265,934   $ 234,649
Average loans outstanding (1)                                  379,823     339,036     259,358      250,370     231,530
Period end non-performing loans outstanding                      4,741       8,182       2,915        2,046       1,748

Allowance for loan losses
Balance, at beginning of year                                  $ 3,502     $ 2,780     $ 1,669      $ 1,311     $ 1,362

Charge-offs:
     Residential one to four unit real estate loans               (371)       (113)         --          (20)       (106)
     Other consumer loans                                           --          --          --           (1)        (24)
                                                               -------     -------     -------      -------     -------
Total charge-offs                                                 (371)       (113)         --          (21)       (130)
                                                               -------     -------     -------      -------     -------

Recoveries:
     Residential one to four unit real estate loans                 58          --           3            4          50
     Other consumer loans                                           --          --          --           --           1
                                                               -------     -------     -------      -------     -------
Total recoveries                                                    58          --           3            4          51
                                                               -------     -------     -------      -------     -------
Net (charge-offs) recoveries                                      (313)       (113)          3          (17)        (79)
                                                               -------     -------     -------      -------     -------
Provision charged to operations                                  2,175         835         692          375          28

Allowance acquired in conjunction with loan purchase                --          --         416           --          --
                                                               -------     -------     -------      -------     -------
Balance, at end of year                                        $ 5,364     $ 3,502     $ 2,780      $ 1,669     $ 1,311
                                                               =======     =======     =======      =======     =======

Net  charge-offs   (recoveries)  to  average  gross  loans       0.08%       0.03%          --        0.01%       0.03%
outstanding

Allowance as a percent of year end loans outstanding (1)         1.35%       0.96%       0.92%        0.63%       0.56%

Allowance as a percent of non-performing loans                 113.14%      42.80%      95.37%       81.57%      75.00%

-----------------------------------------------------------

(1) net of undisbursed loan funds, unamortized purchase premiums net of purchase discounts, and deferred loan fees and costs, net


         The charge-offs recorded by the Company in 2000 stemmed from a single residential mortgage. This loan was adversely impacted by substantial earth movement which significantly damaged the house and altered the parcel. The Company has been working with the borrower to address this situation, and recorded a $55 thousand partial recovery before the end of 2000.

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

                                                                 At December 31,
                         ------------------------------------------------------------------------------------------------
                               2000                1999               1998                1997               1996
                         ------------------  -----------------  ------------------  -----------------  ------------------
                                      % Of               % Of                % Of               % Of                % Of
                                  Loans In           Loans In            Loans In           Loans In            Loans In
                                  Category           Category            Category           Category            Category
                                  To Gross           To Gross            To Gross           To Gross            To Gross
(Dollars In Thousands)     Amount    Loans    Amount    Loans     Amount    Loans    Amount    Loans     Amount    Loans
                           ------    -----    ------    -----     ------    -----    ------    -----     ------    -----

Residential               $ 1,143    37.8%     $ 663    43.4%      $ 925    56.1%     $ 744    70.3%      $ 883    83.9%
Multifamily                   470    18.1%       185    10.9%        277    10.2%       260     8.1%        171     9.5%
Commercial real estate      1,232    24.1%       918    18.6%        514    12.2%       226     7.0%        173     3.2%
Construction                1,164    13.9%       960    20.3%        533    15.7%       209    12.2%         19     1.7%
Land                          400     3.9%       137     3.6%        101     2.4%        54     0.7%          1       --
Home  equity   lines  of       32     1.3%        32     1.0%         34     1.0%        38     1.1%         40     1.4%
credit
Other consumer loans           11     0.2%        15     0.2%         11     0.2%        19     0.2%         23     0.3%
Business term loans           148     0.4%       243     1.7%        190     2.0%        19     0.3%         --       --
Business lines of credit       25     0.3%        83     0.3%         26     0.2%        19     0.1%         --       --
                            -----   -----      -----   -----       -----   -----      -----   -----       -----   -----

Total allocated             4,625   100.0%     3,236   100.0%      2,611   100.0%     1,588   100.0%      1,310   100.0%
                                    ======             ======              ======             ======              ======

Unallocated                   739                266                 169                 81                   1
                           ------             ------              ------             ------              ------

     Total                 $5,364             $3,502              $2,780             $1,669              $1,311
                           ======             ======              ======             ======              ======

Other information

Gross loans outstanding  $423,945            $388,198           $327,876            $287,562           $236,547


         Over the past several years, the Company has increased its allowance for loan losses in conjunction with three key trends within the loan portfolio:

o The growth in the nominal size of the loan portfolio has led management to increase the amount of the allowance.

o The greater diversification in the mix of the loan portfolio away from residential one to four unit permanent mortgages toward other types of lending, particularly income property and construction loans, has led to higher nominal and relative allowance levels, as these newer types of lending typically present more risk than residential mortgages. This increased risk stems both from the nature of the lending and the greater individual credit amounts associated with income property and construction loans.

o The increasing concentration of the portfolio in relatively less seasoned credits, because of the Company's growth rate in recent years, has also led management to increase the level of the allowance, as less seasoned loans typically present greater risk than loans which have been performing for many years.

         The Company's loan portfolio at December 31, 2000 presented significant geographic concentration, consistent with the Company's focus of serving local individuals and businesses as a community commercial bank. The majority of the Company's loans outstanding at December 31, 2000 were secured by real estate located in the three counties which constitute the Company's primary market area:

o    Santa Cruz County

o    Monterey County

o    Santa Clara County

This concentration provides certain benefits. For example, the Company becomes well known in its local area and therefore attracts more business. In addition, management develops a more comprehensive knowledge of real estate values and business trends in markets where lending is regularly conducted. However, this concentration also presents certain risks. A natural disaster such as an earthquake centered in the Greater Monterey Bay Area would impact the Company more significantly than firms with loans geographically dispersed over a wider area. Another concentration risk is that a downturn in the economy or real estate values in the Greater Monterey Bay Area would disproportionately unfavorably impact the Company versus a State-wide or national lender. The geographic concentration of the Company's loans is an important factor that management considers in determining appropriate levels of general loan loss reserves.

         At December 31, 2000, the Company had outstanding less than $15.0 million in loans outside the State of California, with a majority of such associated with the Special Residential Loan Pool (see Note 15 to the Consolidated Financial Statements). The Company's strategic plan does not include substantial lending in 2001 outside the State of California. The Company does, however, intend to pursue the purchase of loans, particularly income property loans, in Northern and Southern California during 2001.

         The Company increased the amount of the unallocated allowance during 2000 in response to a number of trends and factors which in management's opinion increased the inherent loss in the loan portfolio at December 31, 2000:

o the California energy crisis, with impacts upon the availability and price of electricity, business costs, consumer spending and disposable income, and the pace of economic activity in the State

o the financial difficulties experienced by many technology related companies in the Silicon Valley area adjacent to the Bank's primary market areas

o    the  impact  of  lower  technology  stock  prices  on  consumer   spending,
     liquidity, and investment, with a particular concern regarding effects on the demand and pricing for real estate in the Bank's primary market areas

o the general reduction in national economic growth and the increased volume of layoffs being announced by major corporations

         To the extent that the Company is successful in its strategic plan and therefore continues to expand its loan portfolio and to increase the proportion of non-residential loans therein, management anticipates increasing, in future periods, the allowance for loan losses in a manner consistent with the Company's loan loss allowance methodology.

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

         Investment Policies. In addition to the above liquid assets, subject to various restrictions, federally chartered savings institutions may also invest in various other types of securities, including investment-grade corporate debt securities, asset-backed securities, collateralized mortgage obligations not guaranteed by a federal agency, and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. The Company maintains separate internal investment policies for the Bank and MBBC. These policies are established by the Board of Directors with the key objectives of:

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

         Accounting And Reporting. Investment securities classified as available for sale are recorded at fair value, while investment securities classified as held to maturity are recorded at cost. Unrealized gains or losses on available for sale securities, net of the deferred tax effect, are reported as a component of other comprehensive income and are included in stockholders' equity.

         The amortized cost and estimated fair value of securities are presented in the following tables:

                                                                   December 31, 2000
                                          ---------------------------------------------------------------------
                                                                      Gross             Gross        Estimated
(Dollars In Thousands)                           Amortized       Unrealized        Unrealized             Fair
                                                      Cost            Gains            Losses            Value
                                                      ----            -----            ------            -----
Available for sale
Corporate trust preferreds                         $ 7,696            $  --          $  (336)          $ 7,360
FHLMC certificates                                   1,090               13                --            1,103
FNMA certificates                                    4,220               30               (2)            4,248
GNMA certificates                                    1,060               --              (11)            1,049
Collateralized mortgage obligations:
     Agency issuance                                19,095                5             (266)           18,834
     Non Agency issuance                            18,210                4             (498)           17,716
                                                  --------            -----          -------          --------

                                                  $ 51,371            $  52          $(1,113)         $ 50,310
                                                  ========            =====          ========         ========


                                                                   December 31, 1999
                                          ---------------------------------------------------------------------
                                                                      Gross             Gross        Estimated
(Dollars In Thousands)                           Amortized       Unrealized        Unrealized             Fair
                                                      Cost            Gains            Losses            Value
                                                      ----            -----            ------            -----

Available for sale

Corporate trust preferreds                        $ 11,456            $  50           $  (43)         $ 11,463
FHLMC certificates                                   1,930               --              (36)            1,894
FNMA certificates                                   25,132               95             (379)           24,848
GNMA certificates                                    4,531               --              (96)            4,435
Collateralized mortgage obligations:
     Agency issuance                                11,152               --             (974)           10,178
     Non Agency issuance                            16,965               --             (604)           16,361
                                                  --------            -----          -------          --------

                                                  $ 71,166            $ 145          $(2,132)         $ 69,179
                                                  ========            =====          ========         ========
Held to maturity
FNMA certificates                                   $   60            $  --            $   --           $   60
                                                    ======            =====            ======           ======


                                                                   December 31, 1998
                                          ---------------------------------------------------------------------
                                                                      Gross             Gross        Estimated
(Dollars In Thousands)                           Amortized       Unrealized        Unrealized             Fair
                                                      Cost            Gains            Losses            Value
                                                      ----            -----            ------            -----

Available for sale
Corporate trust preferreds                        $ 18,658           $  496            $   --         $ 19,154
FNMA debentures                                        252                4                --              256
FHLMC certificates                                   4,735               28                --            4,763
FNMA certificates                                   32,870              891              (10)           33,751
GNMA certificates                                   11,927               39              (20)           11,946
Collateralized mortgage obligations:
     Agency issuance                                13,945               14             (124)           13,835
     Non Agency issuance                            33,681               89              (59)           33,711
                                                  --------            -----          -------          --------

                                                 $ 116,068          $ 1,561           $ (213)        $ 117,416
                                                 =========          =======           =======        =========

Held to maturity
FNMA certificates                                   $   97            $  --           $   (1)           $   96
                                                    ======            =====           =======           ======

         At December 31, 2000, the Company's investment in corporate trust preferred securities was entirely composed of variable rate securities which reprice quarterly based upon a margin over the three month LIBOR rate. These corporate trust preferred securities were also all rated "A-" or better by Standard & Poors ratings agency at December 31, 2000.

         The  following  table  presents  certain   information   regarding  the
amortized cost, fair value, weighted average yields, and contractual  maturities of the Company's securities as of December 31, 2000.
                                                                     At December 31, 2000
                                           --------------------------------------------------------------------------
                                                                   2002           2006           2011
                                                                Through        Through            And
                                                    2001           2005           2010     Thereafter          Total
                                                    ----           ----           ----     ----------          -----
                                                                    (Dollars In Thousands)
Available for sale securities (1)
Corporate trust preferreds                        $   --         $   --         $   --        $ 7,696        $ 7,696
FHLMC certificates                                    --             --             --          1,090          1,090
FNMA certificates                                     --             --          3,015          1,205          4,220
GNMA certificates                                     --             --            811            249          1,060
Collateralized mortgage obligations:                  --             --
     Agency issuance                                 406             --          3,746         14,943         19,095
     Non Agency issuance                              --             --             --         18,210         18,210
                                                   -----         ----          -------        -------        -------

Total amortized cost                               $ 406         $   --        $ 7,572       $ 43,393        $51,371
                                                   =====         ======        =======       ========        =======

Estimated fair value                               $ 407         $   --        $ 7,558        $42,345        $50,310
                                                   =====         ======        =======        =======        =======

Weighted average yield (2)                         8.21%             --          6.64%          6.98%          6.94%

-----------------------------------------------

(1) Mortgage backed securities and collateralized mortgage obligations ("CMOs") are shown at contractual maturity; however, the average life of these securities and the actual maturity of these securities may differ significantly from the contractual maturity dates due to prepayments and, in the case of CMOs, the priority of principal allocation among the tranches within the securities.

(2)  Weighted average yield is calculated based upon amortized cost.



     The Company maintained no tax-preferenced securities at December 31, 2000. At December 31, 2000, the Company did not own debt securities issued by any one issuer that exceeded ten percent of stockholders' equity. For additional information regarding the Company's securities, please refer to Notes 3 and 4 to the Consolidated Financial Statements.

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

         Deposits. The Company offers a variety of deposit accounts with a range of interest rates and terms. The Company's deposits consist of demand deposit and NOW checking accounts, savings accounts, money market accounts, and certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates, and competition. The Company's deposits are obtained predominantly from the areas in which its branch offices are located. The Company relies primarily on customer service and long standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions and mutual funds significantly affect the Company's ability to attract and retain deposits. While the Bank is currently eligible to accept brokered deposits, it has not done so. The Bank participates in the State of California Time Deposit Program, whereby the State places certificates of deposit with banks as a means of encouraging lending back into California's communities. Management continually monitors the Company's certificate accounts and historically the Company has retained a large portion of such accounts upon maturity.

         In recent years, the Company has introduced a series of money market accounts specifically designed for certain target markets. For example, in 2000 the Company introduced a highly tiered money market account specifically designed to attract higher average balance depositors who might otherwise pursue money market mutual funds. As a result, money market deposit balances have increased in recent years, from $60.5 million at December 31, 1998 to $81.2 million at December 31, 1999 to $87.7 million at December 31, 2000. The Company plans to further refine and augment its money market account product line in 2001 following its conversion to a new core data processing system.

         The Company's other area of focus in deposit acquisition in recent years has been checking accounts, coincident with the Company's business strategy of becoming more of a community based financial services organization, meeting the primary financial needs of both consumers and small businesses. The Company has enjoyed particular success with its "40 +" checking product, a NOW account that provides free checking to customers 40 years of age or older meeting certain other minimum requirements. In 2000, the Company introduced its Interest Checking Plus product, a SuperNow account that provides relatively higher, tiered interest rates for those consumers who maintain more substantial balances in their checking accounts. This product has averaged in excess $25 thousand per account, providing the Company with efficiencies versus typical consumer checking accounts that contain much smaller average balances. In 2001, the Company plans to continue building its base of business checking accounts, including demand deposits on account analysis, consistent with sales efforts by the new Professional Banking and Commercial Banking Groups. Checking accounts expanded from 10.1% of total deposits at December 31, 1998 to 13.3% at December 31, 1999 to 14.4% at December 31, 2000.

         In preparation for its planned systems conversion in 2001, during the fourth quarter of 2000 and during the first quarter of 2001, the Company took steps to convert all of its passbook based deposit accounts to statement based deposit accounts, specifically certain savings and certificate of deposit products. The Company chose not to continue supporting passbook based deposits post conversion to the new data processing system, as management believes passbook based products do not integrate effectively with the increasingly numerous and varied means of customer electronic access to their funds; e.g. Internet banking, electronic bill payment, debit / point of sale, ATM networks, and telephone banking.

         During 2000, the Company's certificate of deposit portfolio increased by $22.6 million, of which $14.0 million represented inflows from the State of California Time Deposit Program. During the past two years, the Company has focused its deposit related sales efforts on transaction accounts as a means of increasing net interest margins, bolstering fee income, and building more comprehensive customer relationships. In addition, during 2000, the Company encountered significant price competition for certificates of deposit from one very large thrift in particular, and from Internet banks seeking to build their customer bases through aggressive pricing without regard to short term profitability.

         The Company's weighted average cost of deposits at December 31, 2000 was 4.72%, equal to 90 basis points below the 11th District Cost Of Funds Index ("COFI") for December 2000 of 5.62%. While COFI contains funding components other than deposits, the Company uses a comparison to COFI as a benchmark of its success in managing its cost of deposits. The Company's cost of deposits was 81 basis points below COFI at December 31, 1999. The Company seeks to manage its cost of deposits both via pricing for individual products and through the deposit portfolio product mix.

         The Company maintained no deposits in foreign banking offices at December 31, 2000 or December 31, 1999.

         The following  table  presents the deposit  activity of the Company for the periods indicated.
                                                                              For The Year Ended December 31,
                                                                    ----------------------------------------------------
                                                                                2000             1999              1998
                                                                                ----             ----              ----
                                                                                   (Dollars In Thousands)

Deposits                                                                 $ 1,585,674      $ 1,205,268         $ 988,794
Purchased deposits                                                                --               --            29,651
Withdrawals                                                               (1,562,500)      (1,223,666)         (984,948)
                                                                         -----------      -----------         ---------

Net deposits                                                                  23,174          (18,398)           33,497
Interest credited on deposits                                                 17,212           15,123            16,621
                                                                         -----------      -----------         ---------

Total increase (decrease) in deposits                                      $  40,386        $  (3,275)        $  50,118
                                                                         ===========      ===========         =========


         The following  table  summarizes  the  Company's  deposits at the dates indicated.
                                                        December 31, 2000                   December 31, 1999
                                              -------------------------------     -------------------------------
                                                                    Weighted                            Weighted
                                                                     Average                             Average
(Dollars In Thousands)                               Balance            Rate             Balance            Rate
                                                     -------            ----             -------            ----
Demand deposit accounts                             $ 17,065              --            $ 17,316              --
NOW accounts                                          41,859           1.53%              31,385           1.53%
Savings accounts                                      16,503           1.96%              15,312           1.80%
Money market accounts                                 87,651           4.78%              81,245           4.13%
Certificates of deposit < $100,000                   166,905           5.68%             169,646           4.78%
Certificates of deposit $100,000 or more              77,805           5.97%              52,498           4.97%
                                                    --------                            --------

                                                    $407,788                            $367,402
                                                    ========                            ========
Weighted average nominal interest rate                                 4.72%                               4.04%

The weighted average interest rates are at the end of the period and are based upon stated interest rates without giving consideration to daily compounding of interest or forfeiture of interest because of premature withdrawal.

         The following table presents the amount and weighted average rate of time deposits equal to or greater than $100,000 at December 31, 2000. The amount maturing in three months or less includes $14.0 million associated with the State of California Time Deposit Program.

                                             At December 31, 2000
                                      ------------------------------
                                                           Weighted
(Dollars In Thousands)                                      Average
                                           Amount              Rate
                                           ------              ----

Maturity Period
Three months or less                     $ 40,309             5.98%
Over three through 6 months                14,117             5.90%
Over 6 through 12 months                   14,128             6.00%
Over 12 months                              9,251             6.00%
                                         --------             ----
                                         $ 77,805             5.97%
                                         ========



         The following table presents the distribution of the Company's average balances of deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented.

                                                         For The Year Ended December 31,
                            -------------------------------------------------------------------------------------------
                                        2000                           1999                           1998
                            -----------------------------  -----------------------------  -----------------------------
                                          % Of                           % Of                           % Of
                                       Average  Weighted              Average  Weighted              Average  Weighted
                             Average     Total   Average    Average     Total   Average    Average     Total   Average
                             Balance  Deposits      Rate    Balance  Deposits      Rate    Balance  Deposits      Rate
                             -------  --------      ----    -------  --------      ----    -------  --------      ----
                                                              (Dollars In Thousands)

Demand deposits             $ 16,719      4.3%        --   $ 17,610      4.8%        --   $ 15,401      4.4%        --
NOW accounts                  36,317      9.4%     1.51%     25,205      6.8%     1.54%     14,534      4.1%     1.56%
Savings accounts              15,803      4.1%     1.78%     15,583      4.2%     1.80%     15,204      4.3%     1.83%
Money market accounts         87,733     22.7%     4.60%     82,006     22.2%     4.15%     42,603     12.0%     4.03%
Certificates of deposit      230,099     59.5%     5.37%    229,493     62.0%     4.82%    266,225     75.2%     5.41%
                             -------     -----     -----    -------     -----     -----    -------     -----     -----

Total                       $386,671    100.0%     4.45%   $369,897    100.0%     4.09%   $353,967    100.0%     4.70%
                            ========    =====      ====    ========    =====      ====    ========    =====      ====

         Please refer to Note 10 to the Consolidated Financial Statements for additional information concerning deposits.

Borrowings

         From time to time, the Company obtains borrowed funds through FHLB advances, federal funds purchased, and securities sold under agreements to repurchase as alternatives to retail deposit funds, and may do so in the future as part of its operating strategy. Borrowings are also utilized to acquire certain other assets as deemed appropriate by management for investment purposes and to better utilize the capital resources of the Bank and Company. Borrowings are also used as a tool in the Company interest rate risk management process.

         FHLB advances are collateralized by the Bank's pledged mortgage loans, pledged mortgage backed securities, and investment in the capital stock of the FHLB. See "Regulation And Supervision - Federal Home Loan Bank System." FHLB advances are made pursuant to several different credit programs with varying interest rate, embedded option (callable / putable), amortization, and maturity terms. All of the Bank's FHLB advances outstanding at December 31, 2000 were fixed rate, non-amortizing advances with single individual maturity dates ("bullet advances"). The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the FHLB. During 2000, the Bank periodically used FHLB advances to provide needed liquidity and to supplement deposit gathering activity.

         From  time  to  time,  the  Company  enters  into  reverse   repurchase
agreements (securities sold under agreements to repurchase) with approved security dealers. Over the past several years, MBBC has in particular utilized securities sold under agreements to repurchase, as the holding company is not eligible for obtaining FHLB advances.

         The Bank maintains federal funds lines of credit with four correspondent banks. These lines are not committed lines, but rather function on a funds availability basis. From time to time, the Bank borrows federal funds from its correspondent banks as a source of short term liquidity.

         MBBC maintains a committed $2.0 million revolving line of credit with one of the Bank's correspondent banks. This line of credit expires in November, 2001, although it is the intention of MBBC to renew the facility. Funds drawn on the line are priced based upon either the London InterBank Offer Rate curve ("LIBOR") or the correspondent bank's reference rate. This line of credit contains various covenants and certain restrictions on the use of funds.

         The following table sets forth information regarding the Company's borrowed funds at or for the indicated years.

(Dollars In Thousands)                                                   At Or For The Year Ended December 31,
                                                                      --------------------------------------------
                                                                               2000           1999           1998
                                                                               ----           ----           ----
FHLB Advances
Average balance outstanding                                                $ 43,946       $ 37,600       $ 28,059
Weighted average rate on average balance outstanding                          5.72%          5.53%          5.93%

Year end balance outstanding                                               $ 32,582       $ 49,582       $ 35,182
Weighted average rate on year end balance outstanding                         5.48%          5.65%          5.54%

Maximum amount outstanding at any month end during the year                $ 50,582       $ 49,582       $ 73,787

Securities Sold Under Agreements To Repurchase
Average balance outstanding                                                  $  155        $ 3,182        $ 5,007
Weighted average rate on average balance outstanding                          6.45%          5.65%          5.92%

Year end balance outstanding                                                 $   --         $2,410        $ 4,490
Weighted average rate on year end balance outstanding                            --          6.08%          5.69%

Maximum amount outstanding at any month end during the year                  $   --        $ 4,350        $ 5,200

         Please refer to Notes 11, 12, and 13 to the Consolidated Financial Statements for additional information regarding borrowings and lines of credit.

Subsidiary Activities

         Portola, a California corporation wholly owned by the Bank, is engaged, on an agency basis, in the sale of insurance, mutual funds, individual securities, and annuity products, primarily to the Bank's customers and members of the local communities which the Bank serves. During 2000, gross commission income generated through Portola included $334 thousand for variable annuity sales, $134 thousand for mutual fund sales, and $71 thousand for fixed annuity sales. Portola also functions as trustee for the Bank's deeds of trust. At December 31, 2000, Portola had $157 thousand in total assets. Portola recorded a net loss of $25 thousand for the year ended December 31, 2000. In early 2001, Portola hired a new President with significant related experience.

Personnel

         As of December 31, 2000, the Company had 120 full-time employees and 17 part-time employees. The employees are not represented by a collective bargaining unit. The Company considers its relationship with its employees to be good.

REGULATION AND SUPERVISION

General

         Savings and loan holding companies and savings associations are extensively regulated under both federal and state law. This regulation is intended primarily for the protection of depositors and the Savings Association Insurance Fund ("SAIF") and not for the benefit of stockholders of the Company. The following information describes certain aspects of that regulation applicable to the Company and the Bank, and does not purport to be complete. The following discussion is qualified in its entirety by reference to all particular statutory or regulatory provisions.

Regulation of the Company

         General. The Company is a unitary savings and loan holding company subject to regulatory oversight by the Office of Thrift Supervision ("OTS"). As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its subsidiaries, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

         Although savings and loan holding companies are not, at December 31, 2000, subject to specific capital requirements (see Activities Restriction Test, below) or specific restrictions on the payment of dividends or other capital distributions, the Home Owners Loan Act ("HOLA") does prescribe such restrictions on subsidiary savings institutions, as described below. The Bank must notify the OTS 30 days before declaring any dividend to MBBC.

         The HOLA prohibits a savings and loan holding company directly, or indirectly, or through one or more subsidiaries, from acquiring more than 5% of the voting stock of another savings institution or holding company thereof, without prior written approval of the OTS; acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary company engaged in activities other than those permitted by the HOLA; or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community, and competitive factors.

         Activities Restriction Test. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions, provided the Bank satisfies the Qualified Thrift Lender ("QTL") test or meets the definition of domestic building and loan association pursuant to the Internal Revenue Code of 1986, as amended (the "Code"). The Company presently intends to continue to operate as a unitary savings and loan holding company. Recent legislation terminated the "unitary thrift holding company exemption" for all companies that apply to acquire savings associations after May 4, 1999. Since the Company is grandfathered, its unitary holding company powers and authorities were not affected. See "Financial Services Modernization Legislation." However, if the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to restrictions applicable to bank holding companies unless such other associations each also qualify as a QTL or domestic building and loan association and were acquired in a supervisory acquisition. Furthermore, if the Company were in the future to sell control of the Bank to any other company, such company would not succeed to the Company grandfathered status under and would be subject to the same business activity restrictions. See "Qualified Thrift Lender Test."

     On October 27, 2000, the OTS issued a proposed rule that would require some savings and loan holding companies to notify the OTS 30 days before undertaking certain significant new business activities. As proposed, thrift companies would have to give the OTS advance notice if:

o debt, combined with all other transactions by MBBC or any subsidiaries other than the thrift during the past 12 months, increases non-thrift liabilities by 5 percent or more; and non-thrift liabilities, after the debt transaction, equal 50 percent or more of the company's consolidated core capital;

o an asset acquisition or series of such transactions by MBBC or non-thrift subsidiary during the past 12 months that involves assets other than cash, cash equivalents and securities or other obligations guaranteed by the U.S. Government and exceeds 15 percent of MBBC's consolidated assets; and

o any transaction that, when combined with all other transactions during the past 12 months, reduces the Company's capital by 10 percent or more.

         Exempt from the notice requirement would be any holding company with consolidated subsidiary thrift assets of less than 20 percent of total assets or consolidated holding company capital of at least 10 percent. The OTS could object to or conditionally approve an activity or transaction if it finds a material risk to the safety and soundness and stability of the thrift. The review period could be extended an additional 30 days if necessary.

         The OTS proposal also would codify current practices and the factors relevant to a holding company's need for capital. To determine the need for and level of an explicit holding company capital requirement, the OTS will look at overall risk at the thrift and the consolidated entity, their tangible and equity capital, whether the holding company's debt-to-capital ratio is rising, what investments or activities are funded by debt, its cash flow, how much the holding company relies on dividends from subsidiary thrift to service debt or fulfill other obligations, earnings volatility and the thrift's standing in the corporate structure.

         The comment period for the proposed rule was extended to February 9, 2001.

         Restrictions on Acquisitions. MBBC must obtain approval from the OTS before acquiring control of any other SAIF-insured association. The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

         Federal law generally provides that no "person," acting directly or indirectly or through or in concert with one or more other persons, may acquire "control," as that term is defined in OTS regulations, of a federally insured savings association without giving at least 60 days written notice to the OTS and providing the OTS an opportunity to disapprove the proposed acquisition. In addition, no company may acquire control of such an institution without prior OTS approval. These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of a savings and loan holding company, from acquiring control of any savings association not a subsidiary of the savings and loan holding company, unless the acquisition is approved by the OTS. For additional restrictions on the acquisition of a unitary thrift holding company, see "- Financial Services Modernization Legislation."

Financial Services Modernization Legislation

         General. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (the "Financial Services Modernization Act"). The Financial Services Modernization Act repeals the two affiliation provisions of the Glass-Steagall Act:

o Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms "engaged principally" in specified securities activities; and

o Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities.

         In addition, the Financial Services Modernization Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a "Financial Holding Company." "Financial activities" is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

         The Financial Services Modernization Act provides that no company may acquire control of an insured savings association unless that company engages, and continues to engage, only in the financial activities permissible for a Financial Holding Company, unless grandfathered as a unitary savings and loan holding company. The Financial Institution Modernization Act grandfathers any company that was a unitary savings and loan holding company on May 4, 1999 or became a unitary savings and loan holding company pursuant to an application pending on that date. Such a company may continue to operate under present law as long as the company continues to meet the two tests: it can control only one savings institution, excluding supervisory acquisitions, and each such institution must meet the QTL test. Such a grandfathered unitary savings and loan holding company also must continue to control at least one savings association, or a successor institution, that it controlled on May 4, 1999.

         The Financial Services Modernization Act also permits national banks to engage in expanded activities through the formation of financial subsidiaries. A national bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, which may only be conducted through a subsidiary of a Financial Holding Company. Financial activities include all activities permitted under new sections of the Bank Holding Company Act or permitted by regulation.

         The Company and the Bank do not believe that the Financial Services Modernization Act has had or will have a material adverse effect on the operations of the Company and the Bank in the near-term. However, to the extent that the act permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis and which unitary savings and loan holding companies already possess. Nevertheless, this Act may have the result of increasing the amount of competition that the Company and the Bank face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Company and the Bank. In addition, because the Company may only be acquired by other unitary savings and loan holding companies or Financial Holding Companies, the legislation may have an anti-takeover effect by limiting the number of potential acquirors or by increasing the costs of an acquisition transaction by a bank holding company that has not made the election to be a Financial Holding Company under the new legislation.

         Privacy. Under the Financial Services Modernization Act, federal banking regulators are required to adopt rules that will limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. Federal banking regulators issued final rules on May 10, 2000. Pursuant to those rules, financial institutions must provide:

o initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;

o    annual notices of their privacy policies to current customers; and

o    a  reasonable   method  for  customers  to  "opt  out"  of  disclosures  to nonaffiliated third parties.

The rules were effective November 13, 2000, but compliance is optional until July 1, 2001. These privacy provisions will affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. It is not possible at this time to assess the impact of the privacy provisions on the Company's financial condition or results of operations.

         Consumer Protection Rules - Sale of Insurance Products. In December 2000, pursuant to the requirements of the Financial Services Modernization Act, the federal bank and thrift regulatory agencies adopted consumer protection rules for the sale of insurance products by depository institutions. The rule is effective on April 1, 2001. The final rule applies to any depository institution or any person selling, soliciting, advertising, or offering insurance products or annuities to a consumer at an office of the institution or on behalf of the institution. Before an institution can complete the sale of an insurance product or annuity, the regulation requires oral and written disclosure that such product:

o is not a deposit or other obligation of, or guaranteed by, the depository institution or its affiliate;

o is not insured by the FDIC or any other agency of the United States, the depository institution or its affiliate; and

o    has certain risks in investment, including the possible loss of value.

Finally, the depository institution may not condition an extension of credit:

o on the consumer's purchase of an insurance product or annuity from the depository institution or from any of its affiliates, or

o on the consumer's agreement not to obtain, or a prohibition on the consumer from obtaining, an insurance product or annuity from an unaffiliated entity.

The rule also requires formal acknowledgement from the consumer that disclosures were received.

         In addition, to the extent practicable, a depository institution must keep insurance and annuity sales activities physically segregated from the areas where retail deposits are routinely accepted from the general public.

         Safeguarding  Confidential Customer  Information.  In January 2000, the
banking  agencies  adopted  guidelines   requiring  financial   institutions  to
establish an information security program to:

o    identify and assess the risks that may threaten customer information

o develop a written plan containing policies and procedures to manage and control these risks

o    implement and test the plan

o adjust the plan on a continuing basis to account for changes in technology, the sensitivity of customer information, and internal or external threats to information security

Each institution may implement a security program appropriate to its size and complexity and the nature and scope of its operations.

         The guidelines outline specific security measures that institutions should consider in implementing a security program. A financial institution must adopt those security measures determined to be appropriate. The guidelines require the Board of Directors to oversee an institution's efforts to develop, implement, and maintain an effective information security program and approve written information security policies and programs. The guidelines are effective July 1, 2001.

Regulation of the Bank

         General. As a federally chartered, SAIF insured savings association, the Bank is subject to extensive regulation, examination, and supervision by the OTS, as its primary federal regulator, and the FDIC, as the insurer of customer deposits. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition. In addition, the Bank must obtain various regulatory approvals prior to conducting certain types of business or entering into selected transactions; e.g. mergers with, or acquisitions of, other financial institutions. Lending activities and other investments of the Bank must comply with various statutory and regulatory requirements. The relationship between the Bank and depositors and borrowers is also regulated by federal and state law, especially in such matters as the ownership of savings accounts and the form and content of mortgage documents utilized by the Bank. The OTS and / or the FDIC conduct periodic examinations to test the Bank's safety and soundness, its operations (including technology utilization), and its compliance with applicable laws and regulations, including, but not limited to:

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

o    capital requirements

o    credit classification

o    limitation or prohibition on dividends

o    assessment levels for deposit insurance and examination costs

o    permissible branching

         Any change in regulatory requirements and policies, whether by the OTS, the FDIC, the Federal Reserve Board, or Congress, could have a material adverse impact on the Company.

Capital Requirements And Capital Categories

         The following discussion regarding regulatory capital requirements is applicable to the Bank.

         Capital   Requirements.   OTS  capital   regulations   require  savings
institutions to meet three minimum capital standards (as defined by applicable regulations):

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

o    intangible assets other than certain asset servicing rights

o    investments  in  and  loans  to  subsidiaries   engaged  in  activities  as
     principal, not permissible for a national bank

o deferred tax assets as defined under Statement of Financial Accounting Standards ("SFAS") Number 109 - "Accounting for Income Taxes" in excess of certain thresholds

         Core capital consists of tangible capital plus various adjustments for certain intangible assets. At December 31, 2000 and 1999, the Bank's tangible capital was equivalent to its core capital, as the Bank did not maintain any qualifying adjustments. In general, total assets calculated for regulatory capital purposes exclude those assets deducted from capital in determining the applicable capital ratio.

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

         A savings association with a greater than "normal" level of interest rate exposure must deduct an interest rate risk ("IRR") component in calculating its total capital for purposes of determining whether it meets its risk-based capital requirement. Interest rate exposure is measured, generally, as the decline in an institution's net portfolio value that would result from a 200 basis point increase or decrease in market interest rates (whichever would result in lower net portfolio value), divided by the estimated economic value of the savings association's assets. The interest rate risk component to be deducted from total capital is equal to one-half of the difference between an institution's measured exposure and "normal" IRR exposure (which is defined as 2%), multiplied by the estimated economic value of the institution's assets. In August 1995, the OTS indefinitely delayed implementation of its IRR regulation. Management believes that, were the OTS to proceed with implementation of its IRR capital regulation at December 31, 2000, the Bank would not have an associated incremental regulatory capital requirement.

         As disclosed in Note 15 to the Consolidated  Financial  Statements,  at
December  31,  2000,   the  Bank   exceeded  all  minimum   regulatory   capital
requirements.

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

         Adequately capitalized institutions may accept brokered deposits only with a waiver from the FDIC and are subject to restrictions on the interest rates that can be paid on such deposits. Under capitalized institutions may not accept, renew, or roll over brokered deposits. At December 31, 2000, the Bank was eligible to acquire brokered deposits, but had none.

         As disclosed in Note 15 to the Consolidated Financial Statements, at December 31, 2000, the Bank met the requirements to be classified as a "well capitalized" institution under PCA regulations.

         The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") and FDICIA capital requirements are viewed as minimum standards by the OTS, and most institutions are expected to maintain capital levels well above the minimum. In addition, the OTS regulations provide that minimum capital levels higher than those provided in the regulations may be established by the OTS for individual savings associations, upon a determination that the savings association's capital is or may become inadequate in view of its circumstances. The OTS regulations provide that higher individual minimum regulatory capital requirements may be appropriate in circumstances where, among others:

o a savings association has a high degree of exposure to interest rate risk, prepayment risk, credit risk, concentration of credit risk, certain risks arising from nontraditional activities, or similar risks or a high proportion of off-balance sheet risk;

o    a  savings   association   is  growing,   either   internally   or  through
     acquisitions, at such a rate that supervisory problems are presented that are not dealt with adequately by OTS regulations

o a savings association may be adversely affected by activities or condition of its holding company, affiliates, subsidiaries, or other persons, or savings associations with which it has significant business relationships.

         Special OTS Capital Requirements. On March 6, 2000, the Bank was informed by the OTS that:

1. All loans associated with the pool of residential mortgages acquired from a seller / servicer that guaranteed the pool (the "Special Residential Loan Pool") be assigned to the 100% risk based capital category in calculating capital ratios that incorporate risk weighted assets. See "Credit Quality - Special Residential Loan Pool" and Note 15 to the Consolidated Financial Statements.

2. The Bank's regulatory capital position at December 31, 1999 was required to reflect this requirement.

3. Until further notice, the Bank's regulatory capital ratios were required to be maintained at levels no lower than the levels at December 31, 1999.

         Management does not foresee any compliance issue resulting from these requirements given the Bank's regulatory capital position at December 31, 2000, and the expected continued generation of regulatory capital through retained earnings, the amortization of deferred stock compensation, and the amortization of intangible assets. Furthermore, the Company's maintenance of a "well capitalized" regulatory capital position is integral to its business plan.

         In specifying the above requirements, the OTS did not request that the Bank restate any of its historic regulatory capital ratios for prior periods, before December 31, 1999, during which the Bank owned the specifically identified pool of purchased residential mortgages.

         Regulatory Capital Requirements Associated With Sub-Prime Lending. As a result of a number of federally insured financial institutions extending their risk selection standards to attract lower credit quality accounts due to such credits having higher interest rates and fees, in March 1999, the federal banking regulatory agencies jointly issued Interagency Guidelines on Subprime Lending. In addition, expanded guidelines were issued by the agencies on January 31, 2001. Subprime lending involves extending credit to individuals with less than perfect credit histories.

         These guidelines provide that if the risks associated with subprime lending are not properly controlled, the agencies consider subprime lending a high-risk activity that is unsafe and unsound. Specifically, the 2001 guidelines direct examiners to expect regulatory capital one and one-half to three times higher than that typically set aside for prime assets for institutions that:

o    have subprime asset concentration of 25% Tier 1 capital or higher; or

o have subprime portfolios experiencing rapid growth or adverse performance trends, administered by inexperienced management, or having inadequate or weak controls.

         The Bank does not normally engage in subprime lending. However, substantially all of the Special Residential Loan Pool (see "Credit Quality - Special Residential Loan Pool" and Note 15 to the Consolidated Financial Statements), if owned without the credit guaranty of the seller / servicer, would qualify as subprime lending under the characterics published by the OTS in early 2001. Management believes that the seller / servicer of the Special Residential Loan Pool has considerable experience in administering subprime residential mortgages.

         Proposed Capital Requirements for Community Institutions. In November 2000, the federal bank and thrift regulatory agencies requested public comment on an advance notice of proposed rulemaking that considers the establishment of a simplified regulatory capital framework for non-complex institutions.

         In the proposal, the agencies suggested criteria that could be used to determine eligibility for a simplified capital framework, such as the nature of a bank's activities, its asset size and its risk profile. In the advance notice, the agencies seek comment on possible minimum regulatory capital requirements for non-complex institutions, including a simplified risk-based ratio, a simple leverage ratio, or a leverage ratio modified to incorporate certain off-balance sheet exposures.

         The advance notice solicits public comment on the agencies' preliminary views. Comments are due on the proposal on February 1, 2001. Given the preliminary nature of the proposal, it is not possible to predict its impact on the Bank at this time.

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

         Additionally, a holding company's inability to serve as a source of strength to its subsidiary financial institutions could serve as an ancillary basis for regulatory action against the holding company. Neither MBBC, the Bank, or any subsidiary thereof are currently subject to any enforcement actions, other than the requirements for the Bank to allocate additional regulatory capital against one specific pool of purchased residential mortgages and to maintain regulatory capital ratios at levels no lower than the levels at
December 31, 1999 until further notice. See "Credit Quality - Special Residential Loan Pool" and Note 15 to the Consolidated Financial Statements.

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

o    Group A: financially sound with only a few minor weaknesses

o    Group  B:   demonstrates   weaknesses  that  could  result  in  significant
     deterioration

o    Group C: poses a substantial probability of loss

Annual FDIC deposit insurance assessment rates as of January 1, 2001 were as follows:

                                FDIC Deposit Insurance Rates Expressed In Terms
As Of January 1, 2001           Of Annual Cents Per $100 of Assessed Deposits
                              --------------------------------------------------
                                    Group A          Group B           Group C
                                    -------          -------           -------
PCA Capital Category
Well capitalized                          0                3                17
Adequately capitalized                    3               10                24
Under capitalized                        10               24                27

         As of January 1, 2001, the Bank had been notified by the FDIC that its deposit insurance assessment rate during the first half of calendar 2001 would be 3 basis points.

         In addition to the deposit insurance premiums presented in the above table, both BIF and SAIF insured institutions must also pay FDIC premiums related to the servicing of Financing Corporation ("FICO") bonds. FICO is an agency of the federal government that was established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds mature in 2017. The current annual assessment rate for the FICO bonds is approximately 2 basis points per annum on insured deposits.

Branching

         OTS regulations permit nationwide branching by federally chartered savings institutions to the extent allowed by federal statute. This permits federal savings institutions to establish interstate networks and to geographically diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings institutions. At this time, the Company's management has no plans to establish physical branches outside of California, although the Bank does serve customers domiciled outside of California via alternative delivery channels such as telephone, mail, the Internet, and ATM networks.

Transactions With Related Parties

         The Bank's authority to engage in transactions with related parties or "affiliates" (e.g., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A limits the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. A "covered transaction" includes:

o    a loan or extension of credit to an affiliate

o    a purchase of investment securities issued by an affiliate

o    a purchase of assets from an affiliate, with some exceptions

o the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party

o the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate

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

         OTS regulation generally excludes all non-bank and non-savings association subsidiaries of savings associations from treatment as affiliates, except to the extent that the OTS or Federal reserve decides to treat these subsidiaries as affiliates. The regulation also requires savings associations to make and retain records that reflect affiliate transactions in reasonable detail and provides that specific classes of savings associations may be required to give the OTS prior notice of affiliate transactions.

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

Fair Lending Laws

         The Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specific in those statutes. A savings institution's failure to comply with these acts could result in the OTS, other federal regulatory agencies, or the Department of Justice taking enforcement action.

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

         A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a commercial bank charter. At December 31, 2000, the Bank maintained 70.9% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

Loans To One Borrower Limitation

         Under the HOLA, thrift institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, thrift institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. The term "unimpaired capital and surplus" is defined as an institution's regulatory capital, plus that portion of an institution's general valuation allowances that is not includable in the institution's regulatory capital. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily marketable collateral, which is defined to include certain financial instruments and specifically excludes real estate. At December 31, 2000, the Bank's limit on loans to one borrower was $6.5 million. At December 31, 2000, the Bank's largest aggregate outstanding balance of loans to one borrower totaled approximately $16.5 million. This position arose as the result of a credit guarantee by a seller / servicer of a pool of residential mortgages, as more fully detailed under "Credit Quality - Special Residential Loan Pool" and Note 15 to the Consolidated Financial Statements.

Limitations On Capital Distributions

         OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger, and other distributions charged against capital.

         The OTS recently adopted an amendment to these capital distribution limitations. Under the new rule, a savings association in some circumstances may:

o be required to file an application and await approval from the OTS before it makes a capital distribution

o    be required to file a notice 30 days before the capital distribution

o be permitted to make the capital distribution without notice or application to the OTS

     The OTS regulations require a savings association to file an application if:

o it is not eligible for expedited treatment of its other applications under OTS regulations

o the total amount of all of capital distributions, including the proposed capital distribution, for the applicable calendar year exceeds its net income for that year to date plus retained net income for the preceding two years

o it would not be at least adequately capitalized, under the prompt corrective action regulations of the OTS following the distribution

o the association's proposed capital distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the savings association and the OTS, or the FDIC, or violate a condition imposed on the savings association in an OTS-approved application or notice

         In addition, a savings association must give the OTS notice of a capital distribution if the savings association is not required to file an application, but:

o    would  not  be  well  capitalized   under  the  prompt   corrective  action
     regulations of the OTS following the distribution

o the proposed capital distribution would reduce the amount of or retire any part of the savings association's common or preferred stock or retire any part of debt instruments like notes or debentures included in capital, other than regular payments required under a debt instrument approved by the OTS

o the savings association is a subsidiary of a savings and loan holding company (applicable to the Bank)

         If neither the savings association nor the proposed capital distribution meet any of the above listed criteria, the OTS does not require the savings association to submit an application or give notice when making the proposed capital distribution. The OTS may prohibit a proposed capital distribution that would otherwise be permitted if the OTS determines that the distribution would constitute an unsafe or unsound practice. Further, a federal savings association, like the Bank, cannot distribute regulatory capital that is needed for its liquidation account.

Activities of Subsidiaries

         A savings association seeking to establish a new subsidiary, acquire control of an existing company or conduct a new activity through a subsidiary must provide 30 days prior notice to the FDIC and the OTS and conduct any activities of the subsidiary in compliance with regulations and orders of the OTS. The OTS has the power to require a savings association to divest any subsidiary or terminate any activity conducted by a subsidiary that the OTS determines to pose a serious threat to the financial safety, soundness, or stability of the savings association or to be otherwise inconsistent with sound banking practices.

Liquidity

         Federal regulations currently require thrift institutions to maintain an average daily balance of liquid assets (including cash, certain cash equivalents, certain mortgage-related securities, certain mortgage loans with the security of a first lien on residential property, and specified US Government, state, and federal agency obligations) equal to at least 4.0% of either (i) the average daily balance of its net withdrawable accounts plus short term borrowings (the "liquidity base") during the preceding calendar quarter, or
(ii) the amount of the liquidity base at the end of the preceding calendar quarter. This liquidity requirement may be changed from time to time by the OTS to an amount within a range of 4.0% to 10.0% of such accounts and borrowings depending upon economic conditions and the deposit flows of thrift institutions. In addition, the Bank must comply with a general non-quantitative requirement to maintain a safe and sound level of liquidity. Throughout 2000, the regulatory liquidity ratio of the Bank exceeded regulatory requirements.

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

Assessments

         Thrift institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessment, paid on a semi-annual basis, is computed based upon a three component equation. The components are total assets, regulatory rating, and amount and nature of off balance sheet activities. The Bank's general assessment for the six month period commencing January 1, 2001 was $63 thousand. The general assessments paid by the Bank for the fiscal year ended December 31, 2000 totaled $94 thousand.

Federal Home Loan Bank  ("FHLB")  System

         The  FHLB   provides  a   comprehensive   credit   facility  to  member
institutions. As a member of the FHLB-San Francisco, the Bank is required to own capital stock in an amount at least equal to the greater of:

o 1.0% of the aggregate principal amount of outstanding residential loans, as defined, at the beginning of each calendar year

o    5.0% of its advances from the FHLB

     At its most recent evaluation, the Bank was in compliance with this requirement. FHLB advances must be secured by specific types of collateral, including various types of mortgage loans and securities, and the Bank's investment in the capital stock of the FHLB. It is the policy of the Bank to maintain an excess of pledged collateral with the FHLB at all times to serve as a ready source of additional liquidity.

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

     Recent federal legislation has addressed capital requirements for the Federal Home Loan Bank System. Each Federal Home Loan Bank is to develop its own capital plan, including what types of stock it may issue. At December 31, 2000, the FHLB-SF was in the process of determining its capital plan. Alternatives being discussed included the issuance of more than one class of stock, with the different classes possibly having various rights and restrictions. The Company cannot predict what the final capital plan of the FHLB-SF might be, or what impact such might have on the Company's investment in the capital stock of the FHLB or on the Bank's access to and utilization of FHLB financial services.

Federal Reserve System

         The Federal Reserve Board ("FRB") requires insured depository institutions to maintain non-interest-earning ("sterile") reserves against certain of their transactional accounts (primarily deposit accounts that may be accessed by writing unlimited checks). At December 31, 2000, the regulations generally required that reserves be maintained against qualified net transaction accounts as follows:

First $5.5 million                            Exempt
Next $37.3 million                              3.0%
Above $42.8 million                            10.0%

         The reserve requirement may be met by certain qualified cash balances. The balances maintained to meet the reserve requirements of the FRB may be used to satisfy OTS liquidity requirements. For the calculation period including December 31, 2000, the Bank was in compliance with its FRB reserve requirements.

         As a creditor and an insured depository institution, the Bank is subject to certain regulations promulgated by the FRB, including, but not limited to:

Regulation B        Equal Credit Opportunity Act
Regulation C        Home Mortgage Disclosure Act
Regulation D        Reserves
Regulation E        Electronic Funds Transfers Act
Regulation F        Limits On Interbank Liabilities
Regulation Z        Truth In Lending Act
Regulation X        Real Estate Settlement Procedures Act
Regulation CC       Expedited Funds Availability Act
Regulation DD       Truth In Savings Act


Potential Federal Legislation and Regulation

         The US Congress continues to consider a broad range of legislative initiatives that might impact the financial services industry. Among these initiatives are:

o    the potential merger of the BIF and SAIF insurance funds of the FDIC

o potential FDIC deposit insurance reforms, including an increase in the amount of coverage, changes in coverage for municipal deposits, and modifications in the assessment formula for FDIC insurance

o the potential for insured depository institutions to pay interest on business checking deposits, perhaps in conjunction with authorization for the Federal Reserve to pay interest on sterile reserves

o the potential relaxation of transaction count restrictions on money market demand deposits, thereby facilitating internal fund "sweeps" (of particular benefit to smaller financial institutions such as the Bank)

o    possible  modifications  in federal  bankruptcy laws,  including  potential
     revisions   that  would   encourage   Chapter  13  filings   (with  payment
     requirements) versus Chapter 7 filings (debt forgiveness)

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

Non-Banking Regulation

         The Company is impacted by many other laws and regulations, not necessarily unique to insured depository institutions. Among these other laws and regulations are federal bankruptcy laws.

Federal Taxation

         General. The Bank and the Company report their income on a consolidated basis using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank has not been audited by the IRS during the last five years. For its 2000 taxable year, the Bank is subject to a maximum federal income tax rate of 35%.

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

         Under the 1996 Act, for its current and future taxable years, the Bank is permitted to make additions to its tax bad debt reserves. In addition, the Bank is required to recapture (i.e., take into income) over a six year period the excess of the balance of its tax bad debt reserves as of December 31, 1995 over the balance of such reserves as of December 31, 1987.

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

         Corporate Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended (the "Code") imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. Only 90% of AMTI can be offset by net operating loss carryovers of which the Bank currently has none. AMTI is increased by an amount equal to 75% of the amount by which the Bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). In addition, for taxable years beginning after December 31, 1986 and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modifications) over $2.0 million is imposed on corporations, including the Company, whether or not an Alternative Minimum Tax ("AMT") is paid. The Bank does not expect to be subject to the AMT, but may be subject to the environmental tax liability.

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

         Please refer to Note 14 to the Consolidated Financial Statements for additional information regarding income taxes.

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
                                                                    Date
                       Age At    Position(s) With Company     Started In     Previous Experience If Less
Name                  12/31/00   And / or Bank                  Position     Than Five Years In Current Position
----                  --------   -------------                  --------     -----------------------------------
Carlene F. Anderson      48      Assistant Corporate             6/11/99     Corporate Secretary, Monterey Bay
                                 Secretary                                   Bancorp, Inc.
                                 Monterey Bay Bancorp, Inc.                  1994 - 1999

                                 Assistant Corporate             6/11/99     Corporate Secretary, Monterey Bay Bank
                                 Secretary
                                 Vice President, Compliance      8/15/98     1994 - 1999
                                 Monterey Bay Bank.

Mark R. Andino           41      Chief Financial Officer         1/26/00     Treasurer, Chela Financial, 1999
                                 Treasurer                                   Senior Vice President, Chief Financial
                                                                             Officer
                                 Monterey Bay Bancorp, Inc.                  HF Bancorp, Inc., Hemet Federal, 1996 -
                                                                             1999

                                 Senior Vice President           1/26/00
                                 Chief Financial Officer
                                 Treasurer
                                 Monterey Bay Bank

Victor F. Davis          45      Controller                     11/21/00     Senior Vice President
                                 Monterey Bay Bancorp, Inc.                  Chief Financial Officer
                                                                             San Benito Bank

                                 Controller                       8/1/00     1990 - 2000
                                 Monterey Bay Bank

Karen A. Flores          57      Assistant Corporate             3/22/01     Branch Operations Specialist
                                 Secretary
                                 Monterey Bay Bancorp, Inc.                  Monterey Bay Bank
                                                                             1996 - 2001
                                 Assistant Corporate             3/22/01
                                 Secretary
                                 Branch Operations                9/1/96
                                 Specialist
                                 Monterey Bay Bank

Susan F. Grill           48      Senior Vice President           2/12/01     Personal Banking Executive
                                 Director of Retail Banking                  Region Executive
                                 Monterey Bay Bank                           Centura Bank, 1998 - 2001

                                 President                       2/12/01
                                 Portola Investment
                                 Corporation

David E. Porter          51      Senior Vice President          10/30/00     Executive Vice President
                                 Director of Commercial                      Chief Credit Officer
                                 Banking
                                 Monterey Bay Bank                           Southern Pacific Bank
                                                                             1996 - 2000

Ben A. Tinkey            48      Senior Vice President           9/20/94
                                 Chief Loan Officer
                                 Monterey Bay Bank


Item 2.  Properties.

         The following table sets forth information relating to each of the Company's offices as of December 31, 2000:

                                             Lease          Original        Date of
     Location                                  Or             Date          Lease
                                             Owned         Leased or        Expiration
                                                            Acquired
     -----------------------------------   -------------  ---------------   -------------
     Administrative Offices:

     15 Brennan Street
     Watsonville, California  95076          Owned          12-31-65           N/A

     567 Auto Center Drive
     Watsonville, California  95076          Owned          03-23-98           N/A

     Branch Offices:

     35 East Lake Avenue
     Watsonville, California  95076          Owned          12-31-65           N/A

     805 First Street
     Gilroy, California  95020               Owned          12-01-76           N/A

     1400 Munras Avenue
     Monterey, California  93940             Owned          07-07-93           N/A

     1890 North Main Street
     Salinas, California  93906              Owned          07-07-93           N/A

     1127 South Main Street
     Salinas, California  93901              Leased         08-08-93         06-30-05

     8071 San Miguel Canyon Road
     Prunedale, California  93907            Leased         12-24-93         12-24-03

     601 Bay Avenue
     Capitola, California  95020             Owned          12-10-96           N/A

     6265 Highway 9
     Felton, California  95018               Leased         04-07-98         04-30-03

Item 3.  Legal Proceedings.

         From time to time, the Company is party to claims and legal proceedings in the ordinary course of business. Management believes that the ultimate aggregate liability represented thereby, if any, will not have a material adverse effect on the Company's consolidated financial position or results of operations, with the possible exception of the legal proceeding discussed in the subsequent paragraph.

         During the third quarter of 2000, the Company established a $250 thousand accrual for a separation package associated with the former President & Chief Operating Officer, who resigned from the Company effective September 29, 2000. At December 31, 2000, the Company was still in the process of settling this matter, which is governed by employment contracts between Monterey Bay Bank and the individual and Monterey Bay Bancorp, Inc. and the individual. The governing employment contracts call for settlement exclusively by arbitration, which the Company was pursuing at December 31, 2000. Management believes its accrual reflects the Company's consolidated obligation and related direct costs under the associated contracts. A settlement payment consistent with the Company's aforementioned position was rejected during the fourth quarter of 2000. In November 2000, the former President & Chief Operating Officer filed suit in the Santa Cruz County Superior Court seeking an unspecified amount and the reinstatement of certain benefits. At December 31, 2000, the former President & Chief Operating Officer was pursuing a more substantial, though not clearly defined, settlement. The Santa Cruz County Superior Court directed the issue to be pursued through arbitration consistent with the employment contracts. The Company has retained specialists within its corporate law firm to represent it in this regard. Counsel has advised the Company that its position is reasonable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted during the quarter ended December 31, 2000 to a vote of Monterey Bay Bancorp, Inc.'s security holders through the solicitation of proxies or otherwise.

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

         As of March 6, 2001, there were 3,419,764 shares of the Company's common stock outstanding. As of February 28, 2001, there were 293 stockholders of record, not including persons or entities who hold their stock in nominee or "street" name.

         The following table sets forth the high and the low daily closing prices of the Company's common stock for each of the following calendar quarters.

                                                 High                     Low
                                                 ----                     ---

Year Ended December 31, 2000:

   Fourth quarter                             $ 10.750                $ 9.125
   Third quarter                              $ 10.000                $ 8.250
   Second quarter                              $ 9.375                $ 7.813
   First quarter                              $ 10.625                $ 7.875


Year Ended December 31, 1999:

   Fourth quarter                             $ 15.000                $ 9.375
   Third quarter                              $ 15.625               $ 10.500
   Second quarter                             $ 15.000               $ 10.000
   First quarter                              $ 14.750               $ 11.000


         The board of directors declared, and the Company paid, cash dividends of $0.08 and $0.15 per share during the years ended December 31, 2000 and 1999, respectively. As previously announced, the Board of Directors has indefinitely suspended the declaration and payment of cash dividends.

         The Company is subject to certain restrictions and limitations on the payment of dividends pursuant to existing and applicable laws and regulations (see "Item 1. Business - Regulation And Supervision - Limitation On Capital Distributions" and Note 15 to the Consolidated Financial Statements).

Item 6.  Selected Financial Data.

         Set forth below are selected  consolidated  financial and other data of the  Company for the periods and the dates  indicated.  This  financial  data is derived in part from, and should be read in conjunction  with, the  Consolidated
Financial  Statements  and  related  Notes of the  Company  presented  elsewhere herein.  All per share  information has been adjusted to reflect a five for four stock split paid to stockholders of record in July 1998.
                                                                               At December 31,
                                                       -----------------------------------------------------------------
                                                              2000          1999         1998         1997         1996
                                                              ----          ----         ----         ----         ----
                                                                             (Dollars In Thousands)
Selected Financial Condition Data:
   Total assets                                          $ 486,190     $ 462,827    $ 454,046    $ 406,960    $ 424,275
   Investment securities available for sale                  7,360        11,463       19,410       40,355       49,955
   Investment securities held to maturity                       --            --           --          145          404
   Mortgage backed securities available for sale            42,950        57,716       98,006       70,465      116,610
   Mortgage backed securities held to maturity                  --            60           97          142          173
   Loans receivable held for investment, net               391,820       360,686      298,775      263,751      233,208
   Loans held for sale                                          --            --        2,177          514          130
   Allowance for loan losses                                 5,364         3,502        2,780        1,669        1,311
   Deposits                                                407,788       367,402      370,677      320,559      318,145
   FHLB advances                                            32,582        49,582       35,182       32,282       46,807
   Securities sold under agreements to repurchase               --         2,410        4,490        5,200       13,000
   Stockholders' equity                                     43,837        40,803       41,116       46,797       44,272
   Non-performing loans                                      4,741         8,182        2,915        2,046        1,748
   Real estate acquired by foreclosure, net                     --            96          281          321           --

                                                                       For The Year Ended December 31,
                                                       -----------------------------------------------------------------
                                                              2000          1999         1998         1997         1996
                                                              ----          ----         ----         ----         ----
                                                                  (Dollars In Thousands, Except Share Data)
Selected Operating Data:
   Interest and dividend income                           $ 37,757      $ 33,417     $ 30,911     $ 29,677     $ 23,986
   Interest expense                                         19,777        17,388       18,588       18,413       14,333
                                                          --------      --------     --------     --------     --------
   Net interest income before provision for
      loan losses                                           17,980        16,029       12,323       11,264        9,653
   Provision for loan losses                                 2,175           835          692          375           28
                                                          --------      --------     --------     --------     --------

   Net interest income after provision for loan             15,805        15,194       11,631       10,889        9,625
      losses

   Non-interest income                                       2,340         2,505        2,177        1,614          941
   Non-interest expense (1)                                 13,676        11,887       11,144        9,507        9,091
                                                          --------      --------     --------     --------     --------
   Income before provision for income taxes                  4,469         5,812        2,664        2,996        1,475
   Provision for income taxes                                1,946         2,511        1,228        1,230          623
                                                          --------      --------     --------     --------     --------
   Net income                                              $ 2,523       $ 3,301      $ 1,436      $ 1,766        $ 852
                                                           =======       =======      =======      =======        =====

   Shares applicable to basic earnings per share         3,110,910     3,231,162    3,501,738    3,632,548    3,688,599
   Basic earnings per share                                 $ 0.81        $ 1.02       $ 0.41       $ 0.49       $ 0.23
                                                          ========      ========     ========     ========     ========

   Shares applicable to diluted earnings per share       3,123,552     3,320,178    3,638,693    3,763,038    3,734,226
   Diluted earnings per share                               $ 0.81        $ 0.99       $ 0.39       $ 0.47       $ 0.23
                                                          ========      ========     ========     ========     ========

   Cash dividends per share                                 $ 0.08        $ 0.15       $ 0.12       $ 0.09       $ 0.04
                                                          ========      ========     ========     ========     ========

                                                                                         (footnotes at end of table)

                                                                    At Or For The Year Ended December 31,
                                                       -----------------------------------------------------------------
                                                              2000          1999         1998         1997         1996
                                                              ----          ----         ----         ----         ----
Selected Financial Ratios and Other Data (2):

Performance Ratios
   Return on average assets (3)                              0.53%         0.73%        0.33%        0.43%        0.26%
   Return on average stockholders' equity (4)                6.24%         8.05%        3.29%        3.99%        1.89%
   Average stockholders' equity to average assets            8.52%         9.04%       10.06%       10.70%       13.58%
   Stockholders' equity to total assets at
      end of period                                          9.02%         8.82%        9.06%       11.50%       10.43%
   Interest rate spread during the period (5)                3.54%         3.27%        2.43%        2.31%        2.29%
   Net interest margin (6)                                   3.96%         3.69%        2.96%        2.83%        3.00%
   Interest rate margin on average total assets (7)          3.79%         3.53%        2.84%        2.72%        2.92%
   Average interest-earning assets /
      average interest-bearing liabilities                 109.62%       110.61%      112.00%      111.29%      116.09%
   Non-interest expense / average total assets               2.88%         2.62%        2.57%        2.30%        2.75%
   Efficiency ratio (8)                                     67.30%        64.14%       76.86%       73.82%       85.82%

Regulatory Capital Ratios (9)
   Tangible capital                                          8.03%         7.11%        6.53%        9.13%        7.95%
   Core capital                                              8.03%         7.11%        6.53%        9.14%        8.03%
   Total risk based capital                                 12.28%        10.56%       11.35%       16.82%       18.58%

Asset Quality Ratios
   Non-performing loans / gross loans
      receivable (10)                                        1.19%         2.25%        0.96%        0.77%        0.74%
   Non-performing assets / total assets (11)                 0.98%         1.79%        0.71%        0.58%        0.41%
   Net charge-offs / average gross loans receivable          0.08%         0.03%           --        0.01%        0.03%
   Allowance for loan losses / gross
      loans receivable (10)                                  1.35%         0.96%        0.92%        0.63%        0.56%
   Allowance for loan losses / non-performing loans        113.14%        42.80%       95.37%       81.57%       75.00%
   Allowance for total estimated losses /
      non-performing assets                                113.14%        42.30%       87.15%       70.57%       75.00%

Other Data
   Number of full-service customer facilities                    8             8            8            7            6
   Number of deposit accounts                               29,129        27,831       26,124       21,780       20,271
   Number of ATM's                                              11            10           10            9            6

------------------------------------------------------

(1) Non-interest expense for 1996 includes a non-recurring special FDIC insurance premium assessment of $1.4 million.

(2) Regulatory Capital Ratios and Asset Quality Ratios are end of period ratios. With the exception of end of period ratios, all ratios are based on average daily balances during the indicated periods.

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

(8) The efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income. The efficiency ratio measures how much in expense the Company invests in order to generate each dollar of net revenue.

(9) Regulatory capital ratios are defined in Item 1. - "BUSINESS - Supervision And Regulation - Capital Requirements And Capital Categories."

(10) Gross loans receivable includes loans held for investment and loans held for sale, less undisbursed loan funds and unamortized yield adjustments.

(11) Non-performing assets includes all nonperforming loans (nonaccrual loans and restructured loans) and real estate acquired via foreclosure or by acceptance of a deed in lieu of foreclosure.

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations.


         The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes to the Consolidated Financial Statements presented elsewhere in this Annual Report. Certain matters discussed or incorporated by reference in this Annual Report including, but not limited to, matters described in this Item 7., are forward looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected or implied in such statements.

General

         The Company's primary business is providing financial services to individuals and businesses. The Company is headquartered in Watsonville, California, along the Central Coast. The Bank's history dates back 75 years, over which time the Bank has built its customer base to exceed 29,000 deposit accounts.

         The Company pursues its business through conveniently located branch offices, where it attracts checking, money market, savings, and certificate of deposit accounts. These deposits, and other available funds, are invested in a variety of loans and securities. The vast majority of the Company's loans at December 31, 2000 are secured by various types of real estate. The Bank's deposit gathering and lending markets are concentrated in the communities surrounding its eight full service branch offices located in Santa Cruz, northern Monterey, and southern Santa Clara Counties, in California. The Company also conducts its business by a variety of electronic means, including Internet banking, telephone banking, and automated teller machine ("ATM") networks.

         The most significant component of the Company's revenue is net interest income. Net interest income is the difference between interest and dividend income, primarily from loans, mortgage backed securities, and investment securities, and interest expense, primarily on deposits and borrowings. The Company's net interest income and net interest margin, which is defined as net interest income as a percent of average interest-earning assets, are affected by its asset growth and quality, its asset and liability composition, and the general interest rate environment.

         The Company's service charges on deposits, mortgage loan servicing fees, and commissions from the sale of non-FDIC insured insurance products and investments through Portola also have significant effects on the Company's results of operations. An additional major factor in determining the Company's results of operations are non-interest expenses, which consist primarily of
employee  compensation,   occupancy  and  equipment  expenses,   data  and  item
processing fees, and other operating expenses. The Company's results of operations are also significantly affected by the level of provisions for loan losses and general economic and competitive conditions, particularly absolute and relative levels and changes in market interest rates, government policies, and actions of regulatory agencies.

         As discussed under "Item 1. Business - Business Strategy", the Company is in the process of transforming itself from a relatively traditional savings and loan association into a community based commercial bank. This transformation is being undertaken to enhance stockholder value while at the same time better meeting the financial needs of the individuals, families, professionals, and businesses in the Greater Monterey Bay Area of Central California.

Interest Rate Environment

         The table below presents an overview of the interest rate environment during the two years ended December 31, 2000. In mid-1999, the Federal Reserve commenced what would become six consecutive interest rate increases totaling 175 basis points, concluding in May, 2000. These increases were implemented by the Federal Reserve in response to strong economic growth and tight labor markets, among other factors. The Federal Reserve did not adjust its benchmark interest rates (including the target rate for overnight federal funds) again until January, 2001. In January, 2001, the Federal Reserve decreased its benchmark rates by a total of 100 basis points, in response to concerns regarding a rapidly slowing economy and a sharp decline in manufacturing activity, among other factors.

     While the Federal Reserve took no formal rate adjustment action between June 2000 and December 2000, the capital markets did reflect the changing economic environment. Many capital markets interest rates, such as the London InterBank Offer Rate ("LIBOR") curve, peaked about May, 2000, and then commenced a gradual decline throughout the remainder of the year. For example, the one year LIBOR rate at May 31, 2000 was 7.50%, declining to 6.00% by December 31, 2000.

     The Treasury yield curve shifted from a more traditional positively sloped curve at the beginning of 2000 to significantly negatively sloped curve by the end of the year. Inverted yield curves often present challenges to financial institutions, as short term funding rates can be higher than longer term investment rates.

     Yields on longer term Treasuries over the past two years have been influenced by both the general economic and interest rate environment, and the federal budget surplus. The federal budget surpluses have allowed the US government to repurchase longer term Treasury securities in the open markets, increasing demand and therefore also supporting higher prices and lower effective yields.

     The 11th District Cost Of Funds Index ("COFI") is by nature a lagging index that trails  changes in more  responsive  interest  rate  indices  such as those associated with the Treasury or LIBOR markets.
Index/ Rate             12/31/98    3/31/99   6/30/99    9/30/99  12/31/99    3/31/00   6/30/00    9/30/00  12/31/00
-----------             --------    -------   -------    -------  --------    -------   -------    -------  --------
3 month Treasury bill      4.46%      4.47%     4.76%      4.85%     5.31%      5.87%     5.85%      6.20%     5.89%
6 month Treasury bill      4.54%      4.51%     5.03%      4.95%     5.73%      6.14%     6.22%      6.27%     5.70%
1 year Treasury bill       4.52%      4.71%     5.05%      5.17%     5.96%      6.23%     6.05%      6.08%     5.36%
2 year Treasury note       4.53%      4.98%     5.52%      5.59%     6.24%      6.47%     6.36%      5.97%     5.09%
5 year Treasury note       4.54%      5.10%     5.65%      5.75%     6.34%      6.31%     6.18%      5.85%     4.97%
10 year Treasury note      4.65%      5.24%     5.78%      5.88%     6.44%      6.00%     6.03%      5.80%     5.11%
30 year Treasury bond      5.09%      5.62%     5.97%      6.05%     6.48%      5.83%     5.90%      5.88%     5.46%
Target federal funds       4.75%      4.75%     5.00%      5.25%     5.50%      6.00%     6.50%      6.50%     6.50%
Prime rate                 7.75%      7.75%     7.75%      8.25%     8.50%      9.00%     9.50%      9.50%     9.50%
COFI                       4.66%      4.52%     4.50%      4.61%     4.85%      5.00%     5.36%      5.55%     5.62%

Business Strategy

     During 2000, the Company achieved progress in its business strategy of transforming a 75 year old savings and loan into an effective community based financial services company. Elements of this business strategy include:

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

o Enhancing the Company's delivery of relationship banking, where the Company's employees invest time and resources in thoroughly understanding their customers and thereby provide a comprehensive financial services solution

o Expanding services for businesses, including improved deposit courier service and cash management products.

o Acquiring customers disaffected by the acquisition of their financial services provider.

o Capitalizing on the Company's position as one of the largest independent financial institutions in the Greater Monterey Bay Area.

o Bolstering non-interest income from an expanding list of fee based products and services, including ATM surcharges, deposit account and branch service charges, and sales of non-FDIC insured investment products including mutual funds and annuities.

o Changing the Company's deposit mix to emphasize transaction accounts as a means of cementing customer relationships, lowering the Company's relative cost of funds, generating fee income, and increasing the duration of the Company's funding.

o Capitalizing on business opportunities unique to the Company's primary service areas; for example, installing remote ATM's at highly trafficked tourist attractions.

o Pursuing alternative forms of delivery for financial products and services as a means of attracting a greater volume of business while also improving the Company's efficiency ratio.

o Installing new technologies that support a greater range of financial products and services while at the same time increasing the speed, accuracy, and efficiency of the Company's operations.

         The Company intends to continue pursuing this business strategy in 2001, with specific goals of installing a more modern and technologically robust core processing system, expanding the recently formed Commercial Banking and Professional Banking groups, offering bilingual telephone banking, increasing customer use of Internet banking and electronic bill payment, pursuing additional remote ATM sites, and expanding the Company's market coverage through either additional traditional, full service branches or other alternatives, possibly including supermarket banking. However, there can be no assurance that any such steps will be implemented, or if implemented, whether such steps will improve the Company's financial performance.

Analysis Of Results Of Operations For The Years Ended December 31, 2000 And December 31, 1999


Overview

         The Company reported net income of $2.5 million for the year ended December 31, 2000, down from net income of $3.3 million realized during the prior year. These amounts translate to $0.81 basic and diluted earnings per share in 2000, compared to $1.02 basic and $0.99 diluted earnings per share in 1999. The Company's return on average assets decreased from 0.73% in 1999 to 0.53% in 2000. The Company's average return on equity also fell, from 8.05% in 1999 to 6.24% in 2000. The overall reduction in net income during 2000 resulted from a number of factors, including a higher provision for loan losses, greater operating expenses, and less favorable results from the sale of securities. These factors more than offset increases in net interest income and most sources of non-interest income other than results from the sale of securities.

Net Interest Income

         During the years ended December 31, 2000, 1999, and 1998, net interest income before the provision for loan losses was $18.0 million, $16.0 million, and $12.3 million, respectively. The level of average interest-earning assets over the same years was $454.1 million, $434.8 million, and $416.2 million, respectively. The net interest spread was 3.54%, 3.27%, and 2.43%, respectively, for the years ended December 31, 2000, 1999, and 1998. During these same periods, the ratio of net interest income to average total assets was 3.79%, 3.53%, and 2.84%, respectively.

         The $2.0 million, or 12.2%, increase in net interest income generated in 2000 versus the prior year was primarily produced by three key changes in the Company's balance sheet composition:

1. On the asset side of the balance sheet, the Company redirected its earning asset mix towards loans receivable, reducing the proportion of earning assets comprised of relatively lower yielding cash equivalents, investment securities, and mortgage backed securities. Loans receivable, net, increased from 78.0% of average interest earning assets in 1999 to 83.6% of average interest earning assets in 2000. Loans receivable, net, earned a weighted average rate of 8.57% during 2000, comparing favorably to 6.33% on cash equivalents, 7.73% on investment securities, and 6.98% on mortgage backed securities.

2. On the liability side of the balance sheet, the Company increased the percentage of average interest bearing liabilities composed of transaction deposit accounts (NOW, savings, and money market) from 31.2% in 1999 to 33.8% in 2000. Transaction deposit accounts present a relatively lower cost of funding than most alternative sources. The proportional increase in average transaction accounts was offset by a decline in the percentage of average interest bearing liabilities represented by certificates of deposit. Certificates of deposit represented 55.5% of average interest bearing liabilities in 2000, versus 58.4% the prior year.

3. The Company increased its average balance of interest earning assets by $19.3 million, or 4.4%, in 2000 versus 1999. Due to the deposit growth the Company achieved during 2000, this rise in average interest earning assets was accomplished with only a slight increase in the proportion of funding provided by comparatively higher cost borrowings. Borrowings as a percentage of average interest bearing liabilities increased from 10.4% in 1999 to 10.7% in 2000. The Company's larger average balance sheet in 2000 versus 1999 contributed to the $2.0 million rise in net interest income.

         In conjunction with its business strategy, the Company intends to continue its pursuit of nominal and proportional increases in average non-interest bearing liabilities (primarily demand deposit accounts) during 2001 through a combination of enhanced marketing to businesses, redesigned checking products following the planned systems conversion, and expanded business services such as various types of lines of credit and courier deposit collection. Average non-interest bearing liabilities increased from $19.4 million during 1999 to $19.8 million during 2000. An increase in average non-interest bearing liabilities would favorably impact the Company's net interest income.

Average Balances, Average Rates, And Net Interest Margin

         The following  table presents the average  amounts  outstanding for the major  categories  of the  Company's  assets and  liabilities,  the average rate earned upon each major  category of interest  earning  assets,  the average rate paid for each major category of interest bearing liabilities,  and the resulting net interest spread,  net interest margin,  and average interest margin on total assets for the years indicated.
                               Year Ended December 31, 2000    Year Ended December 31, 1999    Year Ended December 31, 1998
                               ------------------------------  ------------------------------  -----------------------------
                                Average              Average    Average              Average   Average              Average
                                Balance   Interest      Rate    Balance  Interest       Rate   Balance   Interest      Rate
                                -------   --------      ----    -------  --------       ----   -------   --------      ----
Assets                                                            (Dollars In Thousands)
Interest earning assets:
   Cash equivalents (1)         $ 8,533     $  540     6.33%    $ 5,837    $  280      4.80%   $10,721     $  578     5.39%
   Investment securities (2)      8,915        689     7.73%     13,620       871      6.40%    37,397      2,335     6.24%
   Mortgage backed securities(3) 53,822      3,755     6.98%     73,122     4,884      6.68%   105,223      6,910     6.57%
   Loans receivable, net (4)    379,823     32,556     8.57%    339,036    27,218      8.03%   259,358     20,882     8.05%
   FHLB stock                     3,003        217     7.23%      3,139       164      5.22%     3,512        206     5.87%
                                 -----      ------     -----    -------    ------      -----   -------     ------     -----


Total interest earning assets   454,096     37,757     8.31%    434,754    33,417      7.69%   416,211     30,911     7.43%
                                            ------                         ------                          ------
Non-interest earnings assets     20,391                          18,691                         17,424
                                 ------                          ------                         ------

Total assets                   $474,487                        $453,445                        $433,635
                               ========                        ========                        ========

Liabilities & Equity
--------------------
Interest bearing liabilities:
   NOW accounts                 $36,317        550     1.51%    $25,205       388      1.54%    14,534        227     1.56%
   Savings accounts              15,803        281     1.78%     15,583       280      1.80%    15,204        278     1.83%
   Money market accounts         87,733      4,040     4.60%     82,006     3,402      4.15%    42,603      1,716     4.03%
   Certificates of deposit      230,099     12,360     5.37%    229,493    11,060      4.82%   266,225     14,407     5.41%
                                -------     ------     -----    -------    ------      -----   -------     ------     -----

   Total interest-bearing       369,952     17,231     4.66%    352,287    15,130      4.29%   338,566     16,628     4.91%
     deposits
   FHLB advances                 43,946      2,514     5.72%     37,600     2,078      5.53%    28,059      1,663     5.93%
   Other borrowings (5)             359         32     8.91%      3,182       180      5.65%     5,007        297     5.93%
                                -------     ------     -----    -------    ------      -----   -------     ------     -----

Total interest-bearing          414,257     19,777     4.77%    393,069    17,388      4.42%   371,632     18,588     5.00%
liabilities                                 ------                         ------                          ------


Non-interest bearing             19,824                          19,386                         18,379
liabilities                     --------                        --------                         ------

Total liabilities               434,081                         412,455                        390,011

Stockholders' equity             40,406                          40,990                         43,624
                                 ------                          ------                         ------

Total liabilities & equity     $474,487                        $453,445                        $433,635
                               ========                        ========                        ========

Net interest income                       $ 17,980                       $ 16,029                        $ 12,323
                                          ========                       ========                        ========
Interest rate spread (6)                               3.54%                           3.27%                          2.43%
Net interest earning assets      39,839                          41,685                         44,579
Net interest margin (7)                      3.96%                          3.69%                           2.96%
Net interest income /
     average total assets                    3.79%                          3.53%                           2.84%
Interest earnings assets /
     interest bearing              1.10                            1.11                           1.12
liabilities

Average balances in the above table were calculated using average daily figures. Interest income is reflected on an actual basis, as the Company maintained no tax preferenced securities during the periods reported.

-----------------------------------------

(1) Includes federal funds sold, money market fund investments, banker's acceptances, commercial paper, interest earning deposit accounts, and securities purchased under agreements to resell.

(2) Includes investment securities both available for sale and held to maturity.

(3) Includes mortgage backed securities, including CMOs, both available for sale and held to maturity.

(4) In computing the average balance of loans receivable, non-accrual loans and loans held for sale have been included. Amount is net of deferred loan fees, premiums and discounts, undisbursed loan funds, and allowances for estimated loan losses. Interest income on loans includes amortized loan fees of $250,000, $293,000, and $233,000 in 2000, 1999, and 1998,
     respectively.

(5) Includes federal funds purchased, securities sold under agreements to repurchase, and borrowings under MBBC's line of credit.

(6)  Interest rate spread represents the difference  between the average rate on
     interest   earning  assets  and  the  average  rate  on  interest   bearing
     liabilities.

(7) Net interest margin equals net interest income before provision for estimated loan losses divided by average interest earning assets.

Rate/Volume Analysis

         The most significant impact on the Company's net interest income between periods is derived from the interaction of changes in the volumes of and rates earned or paid on interest-earning assets and interest-bearing liabilities. The following table utilizes the figures from the preceding table to present a comparison of interest income and interest expense resulting from changes in the volumes and the rates on average interest earning assets and average interest bearing liabilities for the years indicated. Changes in interest income or interest expense attributable to volume changes are calculated by multiplying the change in volume by the prior year average interest rate. The changes in interest income or interest expense attributable to interest rate changes are calculated by multiplying the change in interest rate by the prior year average volume. The changes in interest income or interest expense attributable to the combined impact of changes in volume and changes in interest rate are calculated by multiplying the change in rate by the change in volume.

                                    Year Ended December 31, 2000                 Year Ended December 31, 1999
                                            Compared To                                  Compared To
                                    Year Ended December 31, 1999                 Year Ended December 31, 1998
                              -----------------------------------------    -----------------------------------------
                                     Increase (Decrease) Due To                   Increase (Decrease) Due To
                              -----------------------------------------    -----------------------------------------
                                                     Volume                                       Volume
                               Volume       Rate     / Rate        Net      Volume       Rate     / Rate        Net
                               ------       ----     ------        ---      ------       ----     ------        ---
                                                              (Dollars In Thousands)

Interest-earning assets
Cash equivalents                $ 129      $  89      $  42     $  260      $ (264)    $  (61)     $  28     $ (297)
Investment securities            (301)       182        (63)      (182)     (1,484)        55        (35)    (1,464)
Mortgage backed securities     (1,289)       218        (58)    (1,129)     (2,108)       118        (36)    (2,026)
Loans receivable, net           3,274      1,842        222      5,338       6,415        (56)       (24)     6,335
FHLB Stock                         (7)        63         (3)        53         (22)       (22)         2        (42)
                              --------  --------   ---------  ---------    --------    ------    --------    -------

   Total interest-earning       1,806      2,394        140      4,340       2,537         34         (65)     2,506
     assets                   --------  --------   ---------  ---------    --------    ------    --------    -------

Interest-bearing liabilities
NOW Accounts                      171         (6)        (3)       162         167         (3)        (3)       161
Savings accounts                    4         (3)        --          1           7         (5)        --          2
Money market accounts             238        374         26        638       1,587         52         47      1,686
Certificates of deposit            29      1,267          4      1,300      (1,988)    (1,575)       216     (3,347)
                              --------  --------   ---------  ---------    --------    ------    --------    -------


Total interest-bearing            442      1,632         27      2,101        (227)    (1,531)       260     (1,498)
deposits
FHLB advances                     351         73         12        436         565       (111)       (39)       415
Other borrowings                 (159)       104        (93)      (148)       (108)       (14)         5       (117)
                              --------  --------   ---------  ---------    --------    ------    --------    -------


   Total interest-bearing         634      1,809        (54)     2,389         230     (1,656)       226     (1,200)
     liabilities              --------  --------   ---------  ---------    --------    ------    --------    -------

Increase (decrease) in net
     interest income           $1,172      $ 585      $ 194     $1,951      $2,307     $1,690     $ (291)    $3,706
                               ======      =====      =====     ======      ======     ======     =======    ======

Interest Income

         Interest income for the year ended December 31, 2000 totaled $37.8 million, an increase of $4.3 million from the prior year. The increase resulted from a shift in asset mix toward higher yielding assets, the generally higher interest rate environment in 2000 versus 1999, a decision by the FHLB-SF to pay particularly high dividend rates during the first half of 2000 in conjunction with its capital management program, and a larger average balance of interest earning assets. The larger average balance of interest earning assets stemmed from the Company's desire to effectively utilize the Bank's regulatory capital and liquidity in building the size of the loan portfolio. The weighted average yield on interest earning assets increased from 7.69% during 1999 to 8.31% during 2000. The yield on the Company's assets generally benefits from a higher interest rate environment, as the vast majority of the Company's assets are either adjustable rate or fixed rate with limited duration.

         Interest income on loans increased 18.9% from $27.2 million in 1999 to $32.6 million in 2000. This rise was due to a greater average balance of loans outstanding and higher average rates. The higher average rates stemmed from both the higher general interest rate environment and the shift in loan mix away from relatively lower yielding residential mortgages and toward generally higher yielding multifamily and commercial real estate loans.

         Interest income on mortgage backed securities decreased from $4.9 million in 1999 to $3.8 million in 2000, as the impact of lower average balances more than offset the effect of higher average rates. A similar pattern applied to interest income on investment securities, which decreased from $871 thousand in 1999 to $689 thousand in 2000. The average rate on the Company's investments in corporate trust preferred securities rose relatively rapidly during 2000 due to their repricing quarterly off the responsive three month LIBOR index. The increase in rate was, however, insufficient to offset the impact of lower average volumes resulting from the sale of corporate trust securities with a face value of $4.0 million during 2000.

         Interest income on cash equivalents rose during 2000, as a greater average balance was complemented by higher average rates resulting from the increases in the target federal funds rate implemented by the Federal Reserve. The Company maintained a higher average balance of cash equivalents during 2000 primarily due to the periodic build up of excess liquidity in support of pending loan originations and purchases. In addition, during 2000, the Company placed $180 thousand in short term certificates of deposit with minority focused financial institutions in conjunction with its proactive program under the Community Reinvestment Act.

Interest Expense

         Interest expense on deposits increased from $15.1 million during 1999 to $17.2 million during 2000 due to a combination of greater average balances and higher average rates. The greater average balances stemmed from the Company's deposit acquisition initiatives throughout the year to attract more consumer and business deposit accounts. These initiatives included holding 75th anniversary celebrations at each of the Company's facilities. Current and potential customers were invited to attend each of the events, at which management and directors highlighted the Bank's accomplishments and strengths, and solicited additional business. The average rate paid on deposits during 2000 increased from the prior year, despite a favorable shift in deposit mix, due to the higher general interest rate environment. The average cost of interest bearing deposits rose from 4.29% during 1999 to 4.66% during 2000.

         Interest expense on borrowings increased from $2.3 million during 1999 to $2.5 million during 2000. Higher average volumes and greater average rates each contributed to the rise in interest expense. The Company primarily used FHLB advances as a source of borrowings during 2000, with MBBC far less active in selling securities under agreements to repurchase during 2000 versus prior years due to the sale of MBBC's security portfolio in early 2000.

Provision For Loan Losses

         Implicit in lending activities is the risk that losses will occur and that the amount of such losses will vary over time. Consequently, the Company maintains an allowance for loan losses by charging a provision to operations. Loans determined to be losses are charged against the allowance for loan losses. The allowance for loan losses is maintained at a level considered by management, at a point in time and with then available information, to be adequate to provide for probable losses inherent in the existing portfolio.

         In evaluating the adequacy of the allowance for loan losses, management estimates the amount of probable loss for each individual loan that has been identified as having greater than standard credit risk, including loans identified as criticized ("Special Mention"), classified ("Substandard" or lower graded), impaired, troubled debt restructured, and non-performing. In determining specific and general loss estimates, management incorporates such factors as collateral value, portfolio composition and concentration, trends in local and national economic and real estate conditions, the duration of the current business cycle, seasoning of the loan portfolio, historical credit experience, and the financial status of borrowers. While the general allowance is segmented by broad portfolio categories to analyze its adequacy, the allowance is general in nature and is available for the loan portfolio in its entirety. Although management believes that the allowance is adequate, future provisions are subject to continuing evaluation of inherent risk in the loan portfolio, as conducted by both management and the Bank's regulators.

         Provision for loan losses increased from $835 thousand during 1999 to $2.2 million during 2000. This increase resulted from the following factors:

1.   The growth in the size of the loan portfolio during 2000.

2.   Net charge-offs of $313 thousand in 2000 versus $113 thousand in 1999.

3. The continued shift in loan mix away from residential mortgages and toward income property loans, which typically present more credit risk than residential mortgages.

4. Specific reserves rose from $200 thousand at December 31, 1999 to $600 thousand at December 31, 2000. The $600 thousand specific reserve at
     December 31, 2000 was associated with a $2.85 million commercial construction loan located in the Company's primary market area. At December 31, 2000, the Company was in the process of foreclosing on the subject collateral. The property's construction was substantially completed at December 31, 2000, but the borrower experienced difficulty in obtaining an occupancy permit from local government agencies primarily due to concerns regarding the traffic capacity of nearby roads.

5. The increasing credit concentrations in the Company's loan portfolio associated with a smaller number of comparatively larger income property loans versus a larger number of comparatively smaller residential mortgages

6. An increase in unallocated general reserves from $266 thousand at December 31, 1999 to $739 thousand at December 31, 2000. This increase in unallocated reserves resulted from management's concerns about several key factors which management believes have negatively impacted the inherent loss in the Company's credit portfolio, including:

     o the California energy crisis, with impacts upon the availability and price of electricity, business costs, consumer spending and disposable income, and the pace of economic activity in the State

     o the financial difficulties experienced by many technology related companies in the Silicon Valley area adjacent to the Bank's primary market areas

     o the impact of lower technology stock prices on consumer spending, liquidity, and investment, with a particular concern regarding effects on the demand and pricing for real estate in the Bank's primary market areas

     o the general reduction in national economic growth and the increased volume of layoffs being announced by major corporations

         To the extent that the Company is successful in its business strategy and thereby continues building the size of its loan portfolio while also extending increased volumes of construction, income property, and business lending, management anticipates that additional provisions will be required and charged against operations in 2001, with the ratio of allowance for loan losses to loans receivable increasing to reflect the greater credit exposure inherent in the loan mix.

Non-interest Income

         Non-interest income declined from $2.5 million in 1999 to $2.3 million in 2000. This decrease was primarily due to less favorable results on the sale of securities more than offsetting increased non-interest income from most other components of the Company's fee based businesses.

         The Company experienced a net pre-tax loss of $55 thousand on the sale of mortgage backed and investment securities during 2000, versus a gain of $496 thousand in 1999. The gains realized in 1999 occurred during the first half of that year, in a comparatively low general interest rate environment that increased the market value of the Company's securities.

         Commissions from the sale of non-insured products rose from $626 thousand in 1999 to $676 thousand in 2000. The Company earns these commissions primarily on the sale of annuities and mutual funds to consumers in its primary market areas. The Company presently has four licensed account representatives that work for Portola and assist individuals with meeting their financial objectives through an investment program.

         Customer service charges increased from $1.0 million during 1999 to $1.3 million during 2000 due to the growth in the customer base reflected in the increased number of transaction accounts combined with the implementation of a new fee & service charge schedule in mid 2000.

         Income from loan servicing increased from $84 thousand in 1999 to $118 thousand in 2000. The Company anticipates that this source of income will decline in future periods, as the majority of the Company's loan sales now occur on a servicing released basis. During 2001, the Company may consider the sale of its Agency servicing portfolio.

         Further augmenting non-interest income constitutes a primary component of the Company's business strategy. In 2001, the Company plans to enhance its revenues from the sale of non-FDIC insured investment products by reviewing third party contracts, considering the licensing of additional staff, and broadening its product line. For example, the Company is evaluating the possible securities licensing of its new Professional Banking Group members. In addition, a new non-FDIC insured product program manager was hired in February, 2001.

         Also in 2001, the Company plans to augment customer service charges by adjusting the Bank's fee and service charge schedule, redesigning its checking products in conjunction with the planned systems conversion, continuing to market electronic bill payment and debit card services, further increasing the number of transaction accounts, and selling depository and cash management services to business customers who would be charged via account analysis. No assurance can, however, be provided that the Company will be successful in its plans to increase non-interest income.

Non-Interest Expense

         Non-interest expense totaled $13.7 million in 2000, up $1.8 million from $11.9 million the prior year. Factors contributing to the rise in 2000 included:

1. Compensation and employee benefits increased from $5.6 million during 1999 to $6.6 million during 2000. This increase resulted from a number of factors, including:

     o The hiring of additional staff to support the Company's strategic plan, including the Bank's first experienced commercial loan officer.

     o   Changes in the Company's senior management team.

     o   The settlement of certain non-qualified benefits obligations.

     o A $250 thousand accrual for a separation package for the former President and Chief Operating Officer. This accrual was recorded in conjunction with the applicable employment agreements between the individual and the Company. At December 31, 2000, the Company was pursuing arbitration in this regard, as called for under the employment contracts.

     o   The   implementation   of  an  expanded   performance  based  incentive
         compensation program.

2. Data processing expense increased from $1.0 million in 1999 to $1.14 million in 2000 due to servicing a greater volume of loan and deposit accounts and processing a greater number of transactions, and because of costs associated with the planned data processing conversion. The greater number of accounts and transaction also led to increased spending on supplies, printing, and postage costs.

3. The payment of $108 thousand in expenses during the fourth quarter of 2000 in support of the planned data processing conversion. These expenses included costs for travel, training, deconversion services from the existing data processor, and consultants assisting with the technology implementation. The Company anticipates incurring an increased level of similar expenses during the first half of 2001 as the conversion project progresses.

4. Recruitment and relocation expenses for hiring new members of the Company's management team, including a new Chief Executive Officer, Chief Financial Officer, Controller, and Director of Commercial Lending.

5. The adoption of a Directors Emeritus program that provides cash recognition payments to retiring directors meeting certain eligibility requirements.

6. Higher outside professional costs. The Company incurred significant legal costs, in aggregate, during 2000 in conjunction with the successful collection of a $5.0 million non-performing loan, a review of charter alternatives, and addressing the potential settlement of claims by the former President & Chief Operating Officer. The Company also incurred higher accounting related costs in 2000 in conjunction with an expansion of its co-sourced internal audit program.

         Primarily because of the higher operating costs described above, the Company's average efficiency ratio for 2000 increased to 67.3%, up from 64.1% during 1999. The transformation of the Company has also contributed to increases in the efficiency ratio, as up front operating costs and other expenses must often be incurred prior to the realization of associated revenues as the Company changes its business mix and redirects its sales efforts.

         The Company's new management team commenced a series of initiatives to improve the Company's efficiency ratio during the second half of 2000. These initiatives included:

o the replacement of certain vendors with more efficient and lower cost providers, particularly those that interface effectively via the Internet

o    elimination of certain discretionary costs throughout the branch network

o changes to the Company's ongoing operations, such as the elimination of passbook based deposit accounts and the elimination of most monthly statements on certificates of deposit

o reallocating employee resources to areas providing a greater financial contribution

o    increasing emphasis upon variable, performance based compensation

o the acquisition and installation of more efficient technology throughout the Company and the integration of that technology to speed operations and improve productivity and accuracy

         However, due to the time required to conclude existing contractual obligations, implement these initiatives (including employee training), and conduct required customer notification, many of the above initiatives provided little economic benefit during 2000. The Company cannot predict whether the above initiatives will be successfully implemented, and if implemented, whether they will produce a sufficient benefit to offset other factors that might work to increase the efficiency ratio, including the implementation of the Company's strategic plan.

Provision For Income Taxes

         The provision for income taxes decreased from $2.5 million during 1999 to $1.9 million during 2000 due to a reduction in pre-tax income. The Company's effective book tax rate increased slightly in 2000, in part due to the greater impact of non-deductible expenses and other tax related adjustments on a lower base of pre-tax income.

Comparison Of Financial Condition At December 31, 2000 And December 31, 1999

         Total assets of the Company were $486.2 million at December 31, 2000, compared to $462.8 million at December 31, 1999, an increase of $23.4 million, or 5.0%.

         Investment securities declined from $11.5 million at December 31, 1999 to $7.4 million at December 31, 2000 due to the sale of a corporate trust preferred security during 2000 in order to generate funding for the Company's increasing loan portfolio. The Company's investment security portfolio at December 31, 2000 was composed of two variable rate, quarterly repricing, corporate trust preferred securities issued by major US banks. These two securities were rated "A-" or better by Standard & Poors rating agency at December 31, 2000. Management may consider selling these two securities in 2001 in order to bolster the Bank's Qualified Thrift Lender ratio, shift funds into assets that function as more effective collateral under secured borrowing arrangements, and provide funds for further expansion in loans receivable.

         Mortgage backed securities declined from $57.8 million at December 31, 1999 to $43.0 million at December 31, 2000. This reduction stemmed from ongoing principal repayments (including prepayments), maturities, and the sale of mortgage backed securities with a face value of $24.5 million, partially offset by purchases during the year. The Company decreased the size of its mortgage backed security portfolio during 2000 to raise funds for investment into higher yielding loans receivable, improve the interest rate risk profile of the Company, and generate additional liquidity for MBBC.

         The Company significant altered the mix of its mortgage backed securities portfolio during 2000. Traditional Agency pass-through certificates declined from 54.1% of total mortgage backed securities at December 31, 1999 to 14.9% at December 31, 2000. In contrast, CMOs increased from 45.9% of total mortgage backed securities at December 31, 1999 to 85.1% at December 31, 2000. The Company undertook this change in mix:

o to reallocate the Company's capacity for longer term, fixed rate assets from the security portfolio to the loan portfolio, where management believes better yields are obtainable for the same level of interest rate risk

o    to acquire  CMOs that  present  relatively  more  certain  cash flows (e.g.
     Planned Amortization Classes, or "PACs") than traditional pass-through certificates and thereby facilitate the Company's cash management

o to take advantage of the generally higher yields available in non-Agency CMOs versus those presented by similar profile Agency securities

         All of the CMOs were rated "AAA" by at least one nationally recognized ratings agency at December 31, 2000.

         Loans receivable held for investment, net of allowances for loan losses, were $391.8 million at December 31, 2000, compared to $360.7 million at December 31, 1999. This 8.6% increase stemmed from $169.7 million in credit commitments during 2000, partially offset by repayments and sales. The mix in the portfolio of loans receivable held for investment, net, changed significantly during 2000, with a reduced concentration in residential mortgages and a significant increase in the proportion of income property loans (multifamily and commercial real estate). This change in loan mix was pursued in conjunction with the Company's strategic plan of transforming itself into a community commercial bank, and thereby financing a broader range of credit needs in the communities served. This change in mix also supports a greater yield on the loan portfolio and an increase in deposits, as the Company seeks to acquire operating accounts for income properties financed and for businesses receiving a line of credit or term business loan.

         In 2001, the Company intends to continue pursuing this pattern of change in loan mix. Should market conditions prove favorable, management may pursue an increase in the percentage of total loans represented by construction loans. Construction loans represented 13.9% of gross loans at December 31, 2000. While the Bank had an excess of qualifying assets over its Qualified Thrift Lender Test minimum requirement at December 31, 2000, to the extent the Bank is successful in continuing to alter its loan mix, it may need to consider changing to a commercial bank charter in the future.

         The Company's investment in the capital stock of the FHLB declined in 2000 due to a mandatory redemption required by the FHLB.

         The Company's balance of premises and equipment, net, increased by $333 thousand in 2000 primarily due to leasehold improvements at one branch. This branch was remodeled to enable the leasing of the second floor to a tenant, thereby increasing the Company's future monthly rental income. Management anticipates a further increase in premises and equipment in 2001 as a result of computer hardware and software purchases and licensing in conjunction with the planned new core processing system.

         The Company continued to amortize its intangible assets during 2000, reducing their balance from $2.9 million at December 31, 1999 to $2.2 million at December 31, 2000. This amortization, which is a non-cash charge to operations, bolsters the Bank's regulatory capital ratios (all else held constant), as intangible assets are deducted from GAAP capital in determining regulatory capital. This amortization also increases the Company's tangible book value per share.

         At December 31, 2000, the Company maintained $165 thousand in originated mortgage servicing rights, down from $253 thousand a year earlier. Because the Company has adopted a program of generally selling its loans on a servicing released basis, management anticipates that the balance of originated mortgage servicing rights will continue to decline as the existing portfolio of loans serviced for others pays off.

         During the year ended December 31, 2000, the Company's liabilities increased by $20.4 million to $442.4 million, from $422.0 million at December 31, 1999. An increase in deposits more than offset declines in other types of liabilities. Total deposits rose from $367.4 million at December 31, 1999 to $407.8 million at December 31, 2000. This increase resulted from multiple factors, including the introduction of new checking and money market products and the acquisition of $14.0 million in certificates of deposit through the State of California Time Deposit Program. The Bank was also successful in attracting some deposit customers during 2000 from local competitors undergoing a merger or acquisition.

         FHLB advances declined from $49.6 million at December 31, 1999 to $32.6 million at December 31, 2000. Securities sold under agreements to repurchase declined from $2.4 million at December 31, 1999 to none at December 31, 2000. The inflow of deposits and the reduction in securities provided sufficient funds to fund the growth in loans receivable, retire maturing borrowings, and prepay certain borrowings during 2000. The Company did not pursue extensive leveraging via wholesale assets and liabilities during 2000, as management determined that available risk adjusted spreads in the capital markets did not support the associated allocation of capital.

         Stockholders' equity increased $3.0 million from $40.8 million at December 31, 1999 to $43.8 million at December 31, 2000, even with the repurchase of $1.25 million in Treasury shares during 2000 and the payment of $274 thousand in cash dividends during the first quarter of 2000. The rise in equity resulted from net income, continued amortization of deferred stock compensation, Company directors receiving their fees in Company stock, and an improvement in the fair value of securities classified as available for sale. The Company reduced its aggregate deferred stock compensation by $1.3 million during 2000. This significant reduction was caused by:

o ESOP shares continuing to be committed to be released under the terms of that tax qualified plan

o the distribution of certain non-qualified deferred compensation payable in Company stock

o the acceleration of benefits under the Recognition and Retention Plan for outside directors leading to the termination of that plan and the savings of future related administrative expense

o continued vesting of shares previously awarded under the Performance Equity Plan for officers and employees

o the use of Company stock for incentive payments in lieu of cash under certain employee incentive plans

         Management intends to continue pursuing the accelerated amortization of deferred stock compensation and the award of Company shares in lieu of certain cash incentive payments during 2001 as a means of increasing employee ownership, more closely aligning employee interests with those of stockholders, enhancing the Company's equity position, and increasing the Company's tangible book value per share. The Board of Directors determined in early 2001 to amend the Company's Bylaws to mandate a minimum direct ownership of Company shares by the members of the Board of Directors and to continue requiring the payment of director fees in Company stock. The Board of Directors took these steps to highlight their support for the Company and to communicate their acknowledgement of the importance of aligning the Board of Directors with stockholder interests.

         Given the Bank's favorable regulatory capital position at December 31, 2000, the indefinite suspension of cash dividends by the Company during 2000, and the additional liquidity and capital available at MBBC at December 31, 2000, management anticipates pursuing opportunities to expand the balance sheet during 2001. The Board of Directors plans to evaluate the merits of periodic stock repurchases during 2001.

Analysis Of Results Of Operations For The Years Ended December 31, 1999 And December 31, 1998


Overview

         The Company reported net income of $3.3 million for the year ended December 31, 1999, up significantly from net income of $1.4 million realized during the prior year. These amounts translate to $1.02 basic and $0.99 diluted earnings per share in 1999, respectively, and $0.41 basic and $0.39 diluted earnings per share in 1998, respectively. The Company's return on average assets improved from 0.33% in 1998 to 0.73% in 1999. Due to the Company's equity management program, return on average equity improved more dramatically, rising from 3.29% in 1998 to 8.05% in 1999. The increase in 1999 net income resulted from the Company's continued progress and success in implementing its business strategy, complemented by a strong economy and vibrant local real estate markets, which helped constrain loan delinquencies, net charge-offs, and expenses associated with foreclosed real estate.

Net Interest Income

         During the years ended December 31, 1999, and 1998, net interest income before the provision for loan losses was $16.0 million and $12.3 million, respectively. The level of average interest-earning assets over the same years was $434.8 million and $416.2 million, respectively. The net interest spread was 3.27% and 2.43%, respectively, during the years ended December 31, 1999 and 1998. During these same periods, the ratio of net interest income to average total assets was 3.53% and 2.84%, respectively.

         The $3.7 million, or 30.1%, increase in net interest income generated in 1999 compared to the prior year was primarily produced by three key changes in the Company's balance sheet composition:

1. On the asset side of the balance sheet, the Company significantly redirected its asset mix towards loans receivable, reducing the proportion of the balance sheet comprised of lower yielding cash equivalents, investment securities, and mortgage backed securities. Loans receivable produced a weighted average yield rate of 8.03% during 1999, comparing favorably to 4.80% on cash equivalents, 6.40% on investment securities, and 6.68% on mortgage backed securities. This change in asset mix was enabled by a credit commitment volume of $173.3 million accomplished in 1999, partially offset by repayments and sales, that was primarily funded by the sale of securities and increased borrowings.

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

3. The Company increased its average balance of interest earning assets by $18.5 million, or 4.5%. The Company funded this balance sheet expansion largely with an increase in borrowings, as overall deposit growth was limited by the Company's objective of decreasing its cost of deposits relative to key capital market indices such as COFI and the 1 year Treasury yield. The Company was successful in this regard, as the weighted average cost of deposits declined from 4.56% at December 31, 1998 to 4.04% at December 31, 1999, while at the same time the COFI index rose from 4.66% to 4.85% and the 1 year Treasury yield rose from 4.52% to 5.96%.

Interest Income

         For the year ended December 31, 1999, interest income was $33.4 million, an increase of $2.5 million, or 8.1%, over the amount recorded for the year ended December 31, 1998. The primary reason for the increase in interest income during 1999 was growth in average outstanding balances of loans receivable, which in turn stemmed from the level of loan production recorded during 1999. Interest income on loans receivable, which accounted for 81.4% of total interest income for the year ended December 31, 1999, grew by $6.3 million in 1999 compared to 1998. Interest income on mortgage backed securities during 1999 declined by $2.0 million from the prior year due to reduced average volumes outstanding. During 1999, the Company used scheduled payments, prepayments, and sales of mortgage backed securities as sources of cash to fund the expanding portfolio of loans receivable. Similarly, lower average volumes of investment securities during 1999 versus the prior year led to a $1.5 million year to year decline in interest income on investment securities.

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

Interest Expense

         Interest expense for the year ended December 31, 1999 was $17.4 million, compared to $18.6 million for the year ended December 31, 1998, a decrease of $1.2 million, or 6.5%. The decline in interest expense was primarily attributable to a reduction in the Company's average cost of deposits, which was a result of a combination of the change in deposit mix and from the Company's adopting a less aggressive pricing strategy, particularly for certificates of deposit, than had been employed in prior periods. The Company's average cost of interest-bearing deposits declined to 4.29% in 1999, from 4.91% in 1998. Interest expense on FHLB advances rose from $1.7 million in 1998 to $2.1 million in 1999, as the impact of greater average balances outstanding more than offset the effect of a decline in the average rate paid.

Provision For Loan Losses

         For the year ended December 31, 1999 the provision for loan losses was $835 thousand, compared to $692 thousand for the year ended December 31, 1998. During 1999, the amount and timing of provisions for loan losses were primarily generated the following key factors:

o    the increasing absolute size of the loan portfolio

o the continuing change in mix within the loan portfolio, away from residential mortgages to other types of lending, particularly construction loans and mortgages secured by commercial and industrial real estate

o a rise in criticized assets and classified assets from $6.4 million and $5.4 million, respectively, at December 31, 1998 to $7.9 million and $8.8 million, respectively, at December 31, 1999

o net charge-offs of $113 thousand recorded in 1999, versus net recoveries of $3 thousand in 1998

         Construction, commercial real estate, multifamily, and business lending generally involve a greater risk of loss than do mortgages on single family residences.

         The Company's allowance for loan losses totaled $3.5 million at December 31, 1999, comprised of $3.3 million in general reserves and $200 thousand in specific reserves. This compares to an allowance of $2.8 million at December 31, 1998, all but $67 thousand of which was in general reserves. The allowance represented 0.96% of loans receivable at December 31, 1999, compared to 0.92% a year earlier.

Non-interest Income

         Non-interest income increased by 15.1% to $2.5 million for the year ended December 31, 1999, compared to $2.2 million for the year ended December 31, 1998, primarily due to:

o a rise in net gains on the sale of mortgage backed and investment securities from $283 thousand in 1998 to $496 thousand in 1999

o customer service charges increasing from $824 thousand in 1998 to $1.0 million in 1999

o commissions from the sale of non-FDIC insured products rising from $537 thousand in 1998 to $626 thousand in 1999

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

Non-Interest Expense

         Non-interest   expense   totaled  $11.9  million  and  $11.1   million,
respectively,   for  the  years  ended  December  31,  1999  and  1998.  Factors contributing to the rise in 1999 included:

o The operation of the Felton branch for all of 1999, versus eight months in 1998.

o The addition of staff to support the Company's greater volumes of loan origination, loan servicing, and deposit account transactions

o Increased commission expense associated with greater sales of non-FDIC insured investment products

o Higher incentive payments associated with the Company's sales and financial success in 1999

o Greater postage and data and item processing costs driven by an increased volume of transaction deposit accounts

o Non-recurring costs of $86 thousand associated with a single operating loss stemming from the operation of non-qualified benefit plans

Provision For Income Taxes

         The Company recorded a provision for income taxes of $2.5 million for the year ended December 31, 1999 compared to $1.2 million during 1998. This rise was entirely associated with an increase in pre-tax income in 1999 versus 1998, as the Company's effective tax rate declined modestly in 1999 versus the prior year.

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

         Loans receivable held for investment, net, were $360.7 million at December 31, 1999, compared to $298.8 million at December 31, 1998. This 20.7% increase stemmed from $173.3 million in credit commitments during 1999, partially offset by repayments and sales, of which the largest category was construction loans with $61.7 million in new credit commitments. Construction loans net of undisbursed loan funds rose from $27.4 million at December 31, 1998 to $55.2 million at December 31, 1999, thereby accounting for 31.0% of the overall rise in net loans receivable accomplished during 1999.

         Commercial and industrial real estate loans increased from $40.0 million at December 31, 1998 to $72.3 million at December 31, 1999 in conjunction with the Company's business strategy. At December 31, 1999, residential mortgages continued to be the largest single category of the Company's net loans receivable held for investment, totaling $168.5 million, or 46.7% of the portfolio. This percentage compares to 60.8% at December 31, 1998.

         The Company continued to amortize its intangible assets during 1999, reducing their balance from $3.6 million at December 31, 1998 to $2.9 million one year later. This amortization, which is a non-cash charge to operations, enhances the Bank's regulatory capital ratios, as intangible assets are deducted from GAAP capital in determining regulatory capital.

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

         Shareholders equity declined $0.3 million from $41.1 million at December 31, 1998 to $40.8 million one year later. The decrease in equity occurred despite record earnings by the Company, as, during 1999:

o the Company repurchased 116,500 of its outstanding shares, which decreased shareholders' equity by $1.7 million

o accumulated other comprehensive income declined by $2.0 million due to reduced market values for the Company's security portfolios, which in turn stemmed from the increasing interest rate environment and the relatively high duration of a significant portion of the mortgage backed securities portfolio

o    the Company paid $530 thousand in cash dividends

o the Company acquired $682 thousand of its stock in conjunction with its non-qualified stock compensation plans

Liquidity

         Liquidity is actively managed to ensure sufficient funds are available to meet the ongoing needs of both the MBBC and the Bank. Liquidity management includes projections of future sources and uses of funds to ensure the availability of sufficient liquid reserves to provide for unanticipated circumstances. The Bank's primary sources of liquidity are deposits, principal and interest payments (including prepayments) on its asset portfolios, retained earnings, FHLB advances, other borrowings, and, to a lesser extent, sales of loans originated for sale and securities classified as available for sale. The Bank's primary uses of funds include loan originations, customer drawdowns on lines of credit and undisbursed construction loan commitments, loan purchases, customer withdrawals of deposits, interest paid on liabilities, and operating expenses.

         During 2000,  the Bank  increased  its sources of liquidity and funding by:

o Arranging four federal funds lines of credit with correspondent banks in an aggregate amount of $25.5 million. Funds under these lines are provided on an available, as opposed to on a committed, basis.

o Completing agreements to be able to issue "DTC" or publicly traded certificates of deposit through two large investment banks with significant national retail client bases.

o Signing PSA agreements with a greater number of approved counterparties to facilitate the sale of securities under agreements to repurchase.

o Pledging multifamily loans to the FHLB-SF to increase the Bank's borrowing capacity.

o    Participating in the State of California Time Deposit Program.

o Distributing its security collateral to optimize its sources of funding and the cost of its funding.

         The Bank pledges excess collateral to the FHLB in order to have ready access to additional liquidity. At December 31, 2000, the Bank maintained available borrowing capacity in excess of $150 million at the FHLB. In addition, at December 31, 2000, the Bank owned a significant volume of unpledged loans and securities which could be used for either liquidation or secured borrowings in order to meet future liquidity requirements.

         From time to time, depending upon its asset and liability strategy, the Bank converts a portion of its residential whole loans into mortgage backed securities. These conversions provide increased liquidity because the mortgage backed securities are typically more readily marketable than the underlying loans and because they can more effectively be used as collateral for borrowings. The Bank did not securitize any portion of its residential mortgages during 2000.

         The Company's ratio of loans to deposits at December 31, 2000 was 96.1%. To the extent the Company is successful in its strategic plan and further increases this ratio as a means of increasing average asset yields and the percentage of total assets comprised of loans, the Bank may need to seek alternative sources of liquidity and funding. Following the planned systems conversion in 2001, the Bank intends to pursue the specific pledging of individual loans to the FHLB (versus blanket lien), thereby increasing the volume and types of loans eligible as collateral, increasing the financial efficiency of the pledging, and augmenting the Bank's borrowing capacity.

         Throughout 2000, the Bank maintained a regulatory liquidity ratio in excess of that required by the OTS. The Bank's strategy generally is to maintain its liquidity ratio slightly above the required minimum in order to maximize its yield on alternative investments. At December 31, 2000, the Bank maintained $6.4 million in commitments to fund loans. The Bank anticipates that it will have sufficient funds available to meet these commitments, not all of which will necessarily be drawn upon.

         MBBC, as a company separate from the Bank, must provide for its own liquidity. Substantially all of MBBC's cash inflows are obtained from principal and interest payments on loans, interest on its security and cash equivalent positions, repayment of the funds advanced for the ESOP, exercise of vested stock options, sales of Treasury shares to the Bank for subsequent payment as director fees, and dividends declared and paid by the Bank. There are statutory and regulatory provisions that limit the ability of the Bank to pay dividends to MBBC. As of December 31, 2000, MBBC did not have any commitments for capital expenditures or to fund loans. As discussed under "Item 1. Business - Capital Requirements And Capital Categories", the Bank was informed by the OTS during the first quarter of 2000 that it would be required to maintain its regulatory capital ratios at levels equal to or above those reported at December 31, 1999. This additional regulatory capital requirement may limit the Bank's ability to pay dividends to MBBC until the requirement is terminated by the OTS.

         During 2000, MBBC improved its liquidity by:

o Collecting in full on a $5.0 million business term loan that was non-performing at December 31, 1999.

o Arranging a committed $2.0 million line of credit from a correspondent bank, secured by 500 thousand shares of Treasury stock

         At December 31, 2000, MBBC had cash and cash equivalents of $3.8 million. This figure increased by over $800 thousand in January, 2001 due to the exercise of vested stock options.

Capital Resources

         The Bank's position as a "well capitalized" financial institution under the PCA regulatory framework is further enhanced by the financial resources present at the MBBC holding company level. At December 31, 2000, the consolidated GAAP capital position of the Bank was $40.3 million, while the consolidated GAAP capital position of the Company was $43.8 million. Note 15 to the Consolidated Financial Statements provides additional information concerning the Bank's regulatory capital position, including amounts by which the Bank exceeds minimum and "well capitalized" thresholds for regulatory capital, and the amount by which the Bank exceeds the institution specific regulatory capital requirements established by the OTS in the first quarter of 2000.

         Management believes the Bank's regulatory capital position in 2000 will continue to benefit from three key factors:

o    the continued amortization of intangible assets

o    the continued amortization of deferred stock compensation

o    the Bank's earnings for the year

         The potential continued increase in the size of the loan portfolio, combined with the ongoing planned shift in mix toward construction, income property, and business lending, may result in the Bank's having higher levels of nominal and risk weighted assets during 2001, thereby possibly offsetting the effect of the above three factors upon regulatory capital ratios.

         The Company has conducted share repurchases since 1995. Through December 31, 2000, the Company had repurchased a cumulative and gross 1,269,600 shares of its common stock. At December 31, 2000, there were 3,321,210 shares outstanding. During January 2001, vested stock options representing 91,549 shares were exercised. The Company issued the shares associated with these options from Treasury stock, thereby increasing the total shares outstanding. The Board of Directors considers the appropriateness of additional share repurchases on an ongoing basis.

         The Company paid cash dividends of $0.08 per share in 2000 and $0.15 per share in 1999. As previously announced, during mid 2000 the Board of Directors determined to indefinitely suspend the declaration and payment of cash dividends. In making this decision, the Board of Directors expressed their belief that alternative uses of MBBC's capital and liquidity presented more favorable financial results and impacts upon stockholder value. During the fourth quarter of 2000, MBBC invested an additional $2.1 million into the Bank to support the implementation of the strategic plan and the Bank's potential growth in 2001.

Impact of Inflation And Changing Prices

         The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with generally accepted accounting principles ("GAAP"), which requires the measurement of most financial positions and operating results in terms of historical dollar amounts without considering the changes in the relative purchasing power of money over time due to inflation. Unlike industrial companies, the Company's assets and liabilities are nearly all monetary in nature. Consequently, relative and absolute levels of interest rates present a greater impact on the Company's performance and condition than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services. The Company's operating costs, however, are subject to the impact of inflation, particularly in the case of salaries and benefits costs, which typically constitute almost one-half of the Company's total non-interest expense. During 2000, relatively low unemployment rates contributed to increased salary and benefits costs, especially as the Company sought to continue expanding its business generation while also attracting experienced financial services industry employees to facilitate and accelerate its strategic transformation into a community based financial services firm.

Recent Accounting Pronouncements

         SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued in September 2000. SFAS No. 140 is a replacement of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Most of the provisions of SFAS No. 125 were carried forward to SFAS No. 140 without reconsideration by the FASB, and some were changed in only minor ways. In issuing SFAS No. 140, the FASB included issues and decisions that had been addressed and determined since the original publication of SFAS No. 125. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Management believes that adopting these components of SFAS No. 140 will not have a material impact on the financial position or results of operations of the Company. SFAS No. 140 must be applied prospectively. For recognition and reclassification of collateral and for disclosures about securitizations and collateral, this Statement was adopted as of December 31, 2000 and did not have a material impact on the financial position or results of operations of the Company.

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

         IRR represents the impact that changes in absolute and relative levels of general market interest rates might have upon the Company's net interest income, results of operations, and theoretical liquidation value, also called net portfolio value ("NPV"). Interest rate changes impact earnings and NPV in many ways, including effects upon the yields generated by variable rate assets, the cost of deposits and other sources of funds, the exercise of options embedded in various financial instruments (especially residential mortgages), and customer demand for and market supply of different financial assets, liabilities, and positions.

         In order to manage IRR, the Company has established an Asset / Liability Management Committee ("ALCO"), which includes representatives from senior management and the Board of Directors. ALCO is responsible for managing the Company's financial assets and liabilities in a manner which balances profitability, IRR, and various other risks (e.g. liquidity). ALCO operates under policies and within risk limits prescribed by and periodically reviewed and approved by the Board of Directors.

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

         The Company monitors its interest rate risk using various analytical methods that include participation in the OTS net portfolio value interest rate risk modeling. The Company's exposure to IRR as of December 31, 2000 was well within the limits established by the Board of Directors.

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

         The  following  table  presents the maturity  and rate  sensitivity  of interest-earning  assets and  interest-bearing  liabilities  as of December  31,
2000. The "repricing gap" figures in the table reflect the estimated  difference between the amount of interest-earning  assets and interest-bearing  liabilities that are contractually  scheduled to mature or reprice  (whichever occurs first)
during future periods.
                                                                  At December 31, 2000
                                  -------------------------------------------------------------------------------------
                                                More Than   More Than   More Than                     Non-
                                    3 Months     3 Months      1 Year     3 Years         Over    Interest
                                     Or Less    To 1 Year  To 3 Years  To 5 Years      5 Years     Bearing       Total
                                     -------    ---------  ----------  ----------      -------     -------       -----
                                                                 (Dollars In Thousands)
Assets
Interest earning cash               $ 10,538      $    --     $    --     $    --      $    --     $    --    $ 10,538
equivalents
Investment securities                  7,360           --          --          --           --          --       7,360
Mortgage backed securities               576          407          --          --       41,967          --      42,950
Loans receivable, net of LIP         167,795       70,278      48,527      78,537       32,228          --     397,365
FHLB stock                             2,884           --          --          --           --          --       2,884
                                    --------     --------    --------     -------     --------    --------    --------
Gross interest-earning assets        189,153       70,685      48,527      78,537       74,195          --     461,097

Less:
Unamortized yield adjustments             --           --          --          --           --        (181)       (181)
Allowance for loan losses                 --           --          --          --           --      (5,364)     (5,364)
                                    --------     --------    --------     -------     --------    --------    --------

Interest-earning assets              189,153       70,685      48,527      78,537       74,195      (5,545)    455,552

Non-interest-earning assets               --           --          --          --           --      30,638      30,638
                                    --------     --------    --------     -------     --------    --------    --------

Total assets                       $ 189,153     $ 70,685    $ 48,527    $ 78,537     $ 74,195    $ 25,093    $486,190
                                   =========     ========    ========    ========     ========    ========    ========

Liabilities and Equity

NOW accounts                        $ 41,859      $    --     $    --     $    --      $    --     $    --    $ 41,859
Savings accounts                      16,503           --          --          --           --          --      16,503
Money market accounts                 87,651           --          --          --           --          --      87,651
Certificates of deposit               96,026      109,136      37,699       1,849           --          --     244,710
                                    --------     --------    --------     -------     --------    --------    --------


Total interest-bearing deposits      242,039      109,136      37,699       1,849           --          --     390,723
FHLB advances                             --           --      25,000       1,782        5,800          --      32,582
Other borrowings                          --           --          --          --           --          --          --
                                    --------     --------    --------     -------     --------    --------    --------

Total      interest      bearing     242,039      109,136      62,699       3,631        5,800          --     423,305
liabilities

Non-interest bearing liabilities          --           --          --          --           --      19,048      19,048
Shareholders' equity                      --           --          --          --           --      43,837      43,837
                                    --------     --------    --------     -------     --------    --------    --------

Total liabilities and equity        $242,039     $109,136    $ 62,699     $ 3,631     $  5,800    $ 62,885    $486,190
                                    ========     ========    ========     =======     ========    ========    ========

Periodic repricing gap               (52,886)     (38,451)    (14,172)     74,906       68,395
Cumulative repricing gap             (52,886)     (91,337)   (105,509)    (30,603)      37,792

Periodic repricing gap as a %
     of interest earning assets       (11.6%)       (8.5%)      (3.1%)      16.5%        15.0%

Cumulative repricing gap as a
     % of interest earning            (11.6%)      (20.1%)     (23.2%)      (6.7%)        8.3%
     assets

Cumulative net interest-earning
     assets as a % of cumulative
     interest-bearing                  78.1%        74.0%       74.5%       92.7%       108.9%
     liabilities

         As presented in the prior table, at December 31, 2000, the Company's cumulative one year and three year static gaps, based upon contractual repricing and maturities (i.e. ignoring prepayments and other non-contractual factors) were (20.1%) and (23.2%), respectively, of total interest earning assets. These figures suggest that net interest income would increase if general market interest rates were to decline (and vice-versa), reflecting a "net liability sensitive" position.

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

o potential Company strategic and operating responses to changes in absolute and relative interest rate levels

o    the financial impact of options embedded in various financial instruments

     Another measure of IRR, required to be performed by insured depository institutions regulated by the OTS, is a procedure specified by Thrift Bulletin 13a, "Interest Rate Risk Management". This test measures the impact upon NPV of an immediate and sustained change in interest rates in 100 basis point increments. The following table presents the estimated impacts of such changes in interest rates upon the Company as of December 31, 2000, calculated in compliance with Thrift Bulletin 13a. However, the results from any cash flow simulation model are dependent upon a lengthy series of assumptions about current and future economic, behavioral, and financial conditions, including many factors over which the Company has no control. These assumptions include, but are not limited to, prepayment rates on various asset portfolios and decay rates on core deposits, including savings, checking, and money market accounts. Because of the uncertainty regarding the accuracy of assumptions utilized and because such an analytical technique does not contemplate any actions the Company might undertake in response to changes in interest rates, no assurance can be provided that the valuations presented in the following table are representative of what might actually be obtainable. In addition, the following figures are by definition not indicative of the Company's economic value as a going concern or of the Company's market value.

                                                                                                  Projected Change In
                                                                             -------------------------------------------
Change In Interest Rates (In Basis Points)                          NPV                   Dollars               Percent
------------------------------------------                          ---                   -------               -------
(Dollars In Thousands)

+300                                                           $ 52,833                 $  (3,553)                (6.7%)
+200                                                             54,839                    (1,547)                (2.8%)
+100                                                             55,777                      (609)                (1.1%)

Base scenario                                                    56,386                        --                    --

-100                                                             55,995                      (391)                (0.7%)
-200                                                             55,386                    (1,000)                (1.8%)
-300                                                             56,133                      (253)                (0.4%)

         The prior table results show that the Company's liquidation value is relatively balanced in its exposure to both rising and falling interest rates. The prior table also highlights that the Company's highest theoretical liquidation value occurs in the base scenario. This position primarily results from the embedded options, held by borrowers, within most mortgage related products, as described in the following two paragraphs.

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

         Under falling interest rates, the Company's assets experience a shortening of duration relative to the liability side, resulting in a reduction in NPV. This occurs due to the faster prepayment behavior (under falling rates) the analysis assumed on mortgage related assets, as borrowers take advantage of a lower interest rate environment to refinance their loans. This assumed refinancing provides cash flow into the Company at a time when reinvestment alternatives present lower rates than the assets being paid off.

         A significant portion of the Company's total IRR exposure at December 31, 2000 was concentrated in two asset portfolios: mortgage backed securities and long term, fixed rate residential mortgages held for investment. Within the mortgage backed securities portfolio, a relatively small number of securities represent a disproportional amount of the IRR exposure, particularly a few high duration CMO's that contain relatively greater maturity extension risk.

         The Company has, over the past several years, generally exhibited a greater degree of interest rate risk than presented in the above table, particularly in its exposure to rising interest rate scenarios. During 2000, the Company's IRR exposure has been reduced through a combination of several strategies, including:

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

o concentrating new security purchases in relatively low duration, high cash flow, strongly structured CMO's

o selling the vast majority of the new production of fixed rate, residential mortgages into the secondary market

o continuing to diversify the loan portfolio away from its historic concentration in residential mortgages towards increased income property lending, which typically generates more interest sensitive, and higher yielding, assets

         Despite the Company's IRR management program and the initiatives detailed above, due to the multiple factors which influence the Company's exposure to IRR, many of which are beyond the control of the Company, there can be no assurance that the Company's earnings or economic value will be maintained in future periods, nor that the Company will be successful in continuing to maintain a relatively balanced IRR exposure.

Item 8.  Financial Statements And Supplementary Data.

                   Index To Consolidated Financial Statements
                                                                                                       Page(s)
                                                                                                       -------
Independent Auditors' Report                                                                              94

Consolidated Statements Of Financial Condition As Of December 31, 2000 and 1999                           95

Consolidated Statements Of Operations For The Years Ended
     December 31, 2000, 1999, and 1998                                                                    96

Consolidated Statements Of Changes In Stockholders' Equity For The Years Ended                         97 - 99
     December 31, 2000, 1999, and 1998

Consolidated Statements Of Cash Flows For The Years Ended
     December 31, 2000, 1999, and 1998                                                                100 - 101

Notes To Consolidated Financial Statements                                                            102 - 143


INDEPENDENT AUDITORS' REPORT

The Board of Directors
Monterey Bay Bancorp, Inc.
Watsonville, California

We have audited the accompanying consolidated statements of financial condition of Monterey Bay Bancorp, Inc. and subsidiary (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Monterey Bay Bancorp, Inc. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows, for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
San Francisco, California
February 8, 2001

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2000 AND 1999
(Dollars In Thousands, Except Per Share Amounts)
-------------------------------------------------------------------------------------------------------------------
                                                                                                    December 31,
                                                                                          -------------------------------
                                                                                                 2000        1999
                                                                                                 ----        ----
ASSETS
Cash and cash equivalents                                                                      $ 25,159   $ 12,833
Securities available for sale, at estimated fair value:
     Investment securities                                                                        7,360     11,463
     Mortgage backed securities                                                                  42,950     57,716
Securities held to maturity, at amortized cost:
     Mortgage backed securities (fair value 1999: $60)                                               --         60
Loans receivable held for investment (net of allowances for loan losses of
     $5,364 at December 31, 2000 and $3,502 at December 31, 1999)                               391,820    360,686
Investment in capital stock of the Federal Home Loan Bank, at cost                                2,884      3,213
Accrued interest receivable                                                                       2,901      2,688
Premises and equipment, net                                                                       7,375      7,042
Core deposit premiums and other intangible assets, net                                            2,195      2,918
Real estate acquired via foreclosure, net                                                          --           96
Other assets                                                                                      3,546      4,112
                                                                                               --------   --------

TOTAL ASSETS                                                                                   $486,190   $462,827
                                                                                               ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits                                                                                       $407,788   $367,402
Advances from the Federal Home Loan Bank                                                         32,582     49,582
Securities sold under agreements to repurchase                                                     --        2,410
Accounts payable and other liabilities                                                            1,983      2,630
                                                                                               --------   --------

     Total liabilities                                                                          442,353    422,024
                                                                                               --------   --------

Commitments and contingencies

STOCKHOLDERS' EQUITY

Preferred stock, $0.01 par value, 2,000,000 authorized; none issued) Common stock, $0.01 par value, 9,000,000 shares authorized;

     4,492,085 issued at December 31, 2000 and December 31, 1999;
     3,321,210 outstanding at December 31, 2000 and
     3,422,637 outstanding at December 31, 1999                                                      45         45
Additional paid-in capital                                                                       28,278     28,237
Retained earnings, substantially restricted                                                      32,722     30,473
Unallocated ESOP shares                                                                            (920)    (1,150)
Treasury shares designated for compensation plans, at cost (35,079 shares
     at December 31, 2000 and 126,330 shares at December 31, 1999)                                 (338)    (1,376)
Treasury stock, at cost (1,170,875 shares at December 31, 2000 and
     1,069,448 shares at December 31, 1999)                                                     (15,326)   (14,257)
Accumulated other comprehensive loss, net of taxes                                                 (624)    (1,169)
                                                                                               --------   --------


     Total stockholders' equity                                                                  43,837     40,803
                                                                                               --------   --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                     $486,190   $462,827
                                                                                               ========   ========

See Notes to Consolidated Financial Statements


MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
(Dollars In Thousands, Except Per Share Amounts)
-------------------------------------------------------------------------------------------------------------------------
                                                                                     Year Ended December 31,
                                                                          -----------------------------------------------
INTEREST AND DIVIDEND INCOME:                                                     2000            1999             1998
                                                                                  ----            ----             ----
   Loans receivable                                                          $ 32,556        $ 27,218         $ 20,882
   Mortgage backed securities                                                   3,755           4,884            6,911
   Investment securities and cash equivalents                                   1,446           1,315            3,118
                                                                               ------          ------           ------
         Total interest and dividend income                                    37,757          33,417           30,911
                                                                               ------          ------           ------
INTEREST EXPENSE:
   Deposit accounts                                                            17,231          15,130           16,628
   Federal Home Loan Bank advances and other borrowings                         2,546           2,258            1,960
                                                                               ------          ------           ------
         Total interest expense                                                19,777          17,388           18,588
                                                                               ------          ------           ------
NET INTEREST INCOME BEFORE PROVISION
     FOR LOAN LOSSES                                                           17,980          16,029           12,323

PROVISION FOR LOAN LOSSES                                                       2,175             835              692
                                                                               ------          ------           ------
NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSSES                                                           15,805          15,194           11,631
                                                                               ------          ------           ------
NON-INTEREST INCOME:
   (Losses) gains on sale of mortgage backed securities
      and investment securities, net                                              (55)            496              283
   Commissions from sales of noninsured products                                  676             626              537
   Customer service charges                                                     1,306           1,032              824
   Income from loan servicing                                                     118              84              227
   Other income                                                                   295             267              306
                                                                               ------          ------           ------
         Total                                                                  2,340           2,505            2,177
                                                                               ------          ------           ------
NON-INTEREST EXPENSE:
   Compensation and employee benefits                                           6,569           5,648            5,310
   Occupancy and equipment                                                      1,278           1,173            1,112
   Deposit insurance premiums                                                     188             164              139
   Data processing fees                                                         1,142             990              833
   Legal and accounting expenses                                                  661             423              523
   Supplies, postage, telephone, and office expenses                              679             601              561
   Advertising and promotion                                                      361             310              359
   Amortization of intangible assets                                              723             712              695
   Other expenses                                                               2,075           1,866            1,612
                                                                               ------          ------           ------
         Total                                                                 13,676          11,887           11,144
                                                                               ------          ------           ------
INCOME BEFORE INCOME TAXES                                                      4,469           5,812            2,664

PROVISION FOR INCOME TAXES                                                      1,946           2,511            1,228
                                                                               ------          ------           ------
NET INCOME                                                                     $2,523          $3,301           $1,436
                                                                               ======          ======           ======
EARNINGS PER SHARE:

     BASIC EARNINGS PER SHARE                                                  $ 0.81          $ 1.02           $ 0.41
                                                                               ======          ======           ======
     DILUTED EARNINGS PER SHARE                                                $ 0.81          $ 0.99           $ 0.39
                                                                               ======          ======           ======

See Notes to Consolidated Financial Statements


MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(Dollars And Shares In Thousands)
-------------------------------------------------------------------------------------------------------------------

                                                                                     Shares
                                                                                     Desig-
                                                                                      nated             Accum-
                                                                                        For             ulated
                                                         Addi-              Unal-      Com-              Other
                                                        tional       Re-  located      pen-            Compre-
                                      Common Stock     Paid-In    tained     ESOP    sation  Treasury  hensive
                                      ------------
                                     Shares   Amount   Capital  Earnings   Shares     Plans     Stock   Income     Total
                                     ------   ------   -------  --------   ------     -----     -----   ------     -----
Balance At January 1, 1998            4,037      $45  $ 27,347  $ 26,729  $(1,610)  $(1,210)  $(4,642)    $138  $ 46,797

Purchase of treasury stock             (567)                                                   (8,624)            (8,624)

Options exercised using treasury         35                 50                                    346                396
stock

Dividends paid ($0.12 per share)                                    (463)                                           (463)

Amortization of stock
     compensation                                          429                230       259                          918

Comprehensive income:
     Net income                                                    1,436                                           1,436

     Other comprehensive income:
       Change in net
          unrealized gain
          on securities
          available for
          sale, net of taxes                                                                               822       822
          of $583

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

See Notes to Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(Dollars And Shares In Thousands)
------------------------------------------------------------------------------------------------------------------------
                                                                                     Shares
                                                                                     Desig-             Accum-
                                                                                      nated             ulated
                                                                                        For              Other
                                                         Addi-              Unal-      Com-            Compre-
                                                        tional       Re-  located      pen-            hensive
                                      Common Stock     Paid-In    tained     ESOP    sation  Treasury  Income /
                                      ------------
                                     Shares   Amount   Capital  Earnings   Shares     Plans     Stock   (Loss)     Total
                                     ------   ------   -------  --------   ------     -----     -----   ------     -----
Balance At December 31, 1998          3,505      $45  $ 27,826  $ 27,702  $(1,380)    $(951) $(12,920)    $794  $ 41,116

Purchase of treasury stock             (116)                                                   (1,668)            (1,668)

Options exercised using treasury         34                 60                                    331                391
stock

Dividends paid ($0.15 per share)                                    (530)                                           (530)

Amortization of stock
     compensation                                          351                230       257                          838

Purchase of stock for stock
     compensation plans                                                                (682)                        (682)

Comprehensive income:
     Net income                                                    3,301                                           3,301

     Other comprehensive income:
          Change in net
             unrealized gain /
             (loss) on
             securities available
             for sale, net of
             taxes
             of $(1,168)                                                                                (1,671)   (1,671)

          Reclassification
             adjustment for
             gains on
             securities available
             for sale included
             in income,
             net of taxes of $(204)                                                                       (292)     (292)
                                                                                                                   -----

     Other comprehensive income, net                                                                              (1,963)
                                                                                                                  -------

Total comprehensive income                                                                                         1,338
                                                                                                                   -----
                                      -----     ---   --------  --------  -------     -----  --------     ----  --------
Balance at December 31, 1999          3,423     $45   $ 28,237  $ 30,473  $(1,150) $ (1,376) $(14,257) $(1,169) $ 40,803
                                      -----     ---   --------  --------  -------     -----  --------     ----  --------

See Notes to Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(Dollars And Shares In Thousands)
-------------------------------------------------------------------------------------------------------------------
                                                                                   Treasury
                                                                                     Shares
                                                                                     Desig-             Accum-
                                                                                      nated             ulated
                                                                                        For              Other
                                                         Addi-              Unal-      Com-            Compre-
                                                        tional       Re-  located      pen-            hensive
                                      Common Stock     Paid-In    tained     ESOP    sation  Treasury  Income/
                                      ------------
                                     Shares   Amount   Capital  Earnings   Shares     Plans     Stock   (Loss)     Total
                                     ------   ------   -------  --------   ------     -----     -----   ------     -----
Balance At December 31, 1999          3,423      $45  $ 28,237  $ 30,473  $(1,150)  $(1,376) $(14,257) $(1,169) $ 40,803

Purchase of treasury stock             (120)                                                   (1,251)            (1,251)

Cash dividends paid ($0.08 per                                      (274)                                           (274)
share)

Director fees paid using treasury        18                  9                                    182                191
stock

Amortization of stock
     compensation                                           32                230       822                        1,084

Sale of stock for stock
compensation
     plans                                                                              216                          216

Comprehensive income:
     Net income                                                    2,523                                           2,523

     Other comprehensive income:
          Change in net
             unrealized gain /
             (loss) on
             securities available
             for sale, net of                                                                              513       513
             taxes of $359

          Reclassification
             adjustment for
             losses on
             securities available
             for sale included
             in income,
             net of taxes of $23                                                                            32        32
                                                                                                                      --

     Other comprehensive income, net                                                                                 545
                                                                                                                     ---
Total comprehensive income                                                                                         3,068
                                                                                                                   -----
                                      -----      ---  --------  --------  -------     -----  --------     ----  --------
Balance at December 31, 2000          3,321      $45  $ 28,278  $ 32,722   $ (920)   $ (338) $(15,326)   $(624) $ 43,837
                                      =====      ===  ========  ========  =======     =====  ========     ====  ========

See Notes to Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
(Dollars In Thousands)
-------------------------------------------------------------------------------------------------------------------
                                                                                         Year Ended December 31,
                                                                             ---------------------------------------
                                                                                    2000         1999          1998
                                                                                    ----         ----          ----
OPERATING ACTIVITIES:
Net income                                                                       $ 2,523      $ 3,301       $ 1,436

Adjustments  to  reconcile   net  income  to  net  cash  provided  by  operating
     activities:

Depreciation and amortization of premises and equipment                              441          472           456
Amortization of intangible assets                                                    723          712           695
Amortization of purchase premiums, net of accretion of discounts                     104          516           953
Amortization of deferred loans fees                                                 (250)        (293)         (233)
Provision for loan losses                                                          2,175          835           692
Provision for real estate losses                                                      --           12            --
Federal Home Loan Bank stock dividends                                              (214)        (174)         (202)
Gross ESOP expense before dividends received on unallocated shares                   334          486           555
Compensation expense related to stock compensation plans                             296          297           326
Loss (gain) on sale of investment and mortgage-backed securities                      55         (496)         (283)
(Gain) loss on the sale of loans held for sale                                       (22)         (54)          (82)
Loss (gain) on sale of real estate acquired via foreclosure                            5          (18)          (12)
(Gain) loss on sale of fixed assets                                                   --            2           (23)
Origination of loans held for sale                                                (2,652)      (6,693)      (15,886)
Proceeds from sales of loans held for sale                                         2,674        8,923        14,305
Deferred income taxes                                                               (595)        (743)         (279)
(Increase) decrease in accrued interest receivable                                  (213)        (151)         (197)
Decrease (increase) in other assets                                                  566       (1,285)        1,380
(Decrease) increase in accounts payable and other liabilities                       (647)          49           459
Other, net                                                                        (1,280)       1,526        (2,398)
                                                                                 -------      -------       -------

     Net cash provided by operating activities                                     4,023        7,224         1,662
                                                                                 -------      -------       -------


INVESTING ACTIVITIES:

Net increase in loans held for investment                                        (31,134)     (61,911)      (35,025)
Purchases of investment securities available for sale                                 --           (7)      (34,643)
Proceeds from maturities of investment securities                                     --           --        26,344
Proceeds from sales of investment securities available for sale                    3,730        8,005        29,976
Purchases of mortgage backed securities available for sale                       (26,818)          --      (102,981)
Principal repayments on mortgage backed securities available for sale             18,422       19,645        27,913
Proceeds from maturities of mortgage backed securities held to maturity               60           --            --
Proceeds from sales of mortgage backed securities available for sale              24,425       17,643        48,036
Redemptions (purchases) of FHLB stock, net                                           543           --           545
Purchases of premises and equipment                                                 (774)      (1,200)       (2,352)
Proceeds from the sale of premises and equipment                                      --           --           419
                                                                                 -------      -------       -------


     Net cash used in investing activities                                       (11,546)     (17,825)      (41,768)
                                                                                 -------      -------       -------

See Notes to Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
(Dollars In Thousands)
--------------------------------------------------------------------------------------------------------------------
                                                                                      Year Ended December 31,
                                                                             ---------------------------------------
                                                                                    2000         1999          1998
                                                                                    ----         ----          ----
FINANCING ACTIVITIES:

Net increase (decrease) in deposits                                               40,386       (3,275)       50,118
(Repayments) proceeds of FHLB advances, net                                      (17,000)      14,400         2,900
(Repayments) proceeds of securities sold under agreements to
          repurchase, net                                                         (2,410)      (2,080)         (710)
Cash dividends paid to stockholders                                                 (274)        (530)         (463)
Purchases of treasury stock                                                       (1,251)      (1,668)       (8,624)
Sales of treasury stock                                                              182          318           322
Sales (purchases) of stock for stock compensation plans, net                         216         (682)           --
                                                                                --------     --------      --------

     Net cash provided by financing activities                                    19,849        6,483        43,543
                                                                                --------     --------      --------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                                12,326       (4,118)        3,437

CASH & CASH EQUIVALENTS AT BEGINNING OF YEAR                                      12,833       16,951        13,514
                                                                                --------     --------      --------

CASH & CASH EQUIVALENTS AT END OF YEAR                                          $ 25,159     $ 12,833      $ 16,951
                                                                                ========     ========      ========



SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid during the period for:

     Interest on deposits and borrowings                                          19,655       17,380        18,957
     Income taxes                                                                  3,060        3,163         1,037


SUPPLEMENTAL DISCLOSURES OF NON CASH
INVESTING AND FINANCING ACTIVITIES

Loans transferred to held for investment, at market value                            385          171            --

Mortgage backed securities acquired in exchange for securitized
     loans, net of deferred fees                                                      --           --        47,703

Real estate acquired in settlement of loans                                           --          376           299

See Notes to Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
--------------------------------------------------------------------------------


1.        BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization And Nature Of Operations

Monterey Bay Bancorp, Inc. ("MBBC") is a unitary savings and loan holding company incorporated in 1994 under the laws of the state of Delaware. MBBC operates as the holding company for its wholly owned subsidiary Monterey Bay Bank (the "Bank"), a federally chartered savings and loan association. The Bank has one wholly owned subsidiary, Portola Investment Corporation ("Portola"), which sells various non-FDIC insured investment products and provides trustee services to the Bank. Portola operates within the Bank's facilities in segregated areas. MBBC, the Bank, and Portola are hereinafter collectively referred to as the "Company".

The Company's primary business is attracting checking, money market, savings, and certificate of deposit accounts through its branch facilities and various electronic means, and investing such deposits and other available funds in various types of loans, including real estate mortgages, business loans, construction loans, and consumer loans. The Company also provides a range of fee based services. The Bank's deposit gathering and lending markets are primarily concentrated in the communities surrounding its full service offices located in Santa Cruz, Northern Monterey, and Southern Santa Clara Counties, in California. At December 31, 2000, the Bank maintained eight full service branch offices and eleven ATM's, two of which were stand-alone.

Summary Of Significant Accounting Policies

Basis of Consolidation - The consolidated financial statements include the accounts of Monterey Bay Bancorp, Inc. and its wholly-owned subsidiary, Monterey Bay Bank, and the Bank's wholly-owned subsidiary, Portola Investment Corporation. All significant inter-company transactions and balances are eliminated in consolidation.

Financial Statement Presentation And Use Of Estimates - The financial statements have been prepared and presented in accordance with accounting principles generally accepted in the United States of America, or "GAAP" and general practices within the banking and savings and loan industry. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and contingent assets and liabilities, and disclosure of contingent assets and liabilities, as of the balance sheet dates and revenues and expenses for the reporting periods. Actual results could differ from those estimates.

Cash And Cash Equivalents - Cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold, investments in money market mutual funds, securities purchased under agreements to resell with original maturities of three months of less, certificates of deposit with original maturities of three months or less, and highly liquid debt instruments purchased with remaining terms to maturity of three months or less from the date of acquisition.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998 (Continued)
--------------------------------------------------------------------------------


Securities Purchased Under Agreements To Resell - The amounts advanced under these agreements represent short-term loans and are accounted for as a secured lending and carried at cost as an asset in the Consolidated Statement of Financial Condition. The Company may sell, loan, or otherwise dispose of such securities to other parties in the normal course of operations. The identical or substantially the same securities are to be resold at the maturity of the agreements. The Company usually enters into these agreements with terms to maturity of three months or less.

Securities Available For Sale - Securities to be held for indefinite periods of time, including securities that management intends to use as part of its asset / liability management strategy that may be sold in response to changes in interest rates, loan prepayments, or other factors, are classified as available for sale. Securities available for sale are carried at estimated fair value. Gains or losses on the sale of securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using the interest method over the period to contractual maturity. Unrealized holding gains or losses, net of tax, for securities available for sale are reported as a component of other comprehensive income.

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

A decline in the fair value of individual securities held to maturity and securities available for sale below their cost that is deemed other than temporary would be recognized through a write down of the investment securities to their fair value by a charge to earnings as a realized loss.

For the years ended December 31, 2000 and 1999, the Company did not have any securities classified as trading.

Mortgage Backed Securities - The Company's mortgage backed securities include collateralized mortgage obligations ("CMO's") issued by both federal Agencies and private entities ("private label CMO's"). Private label CMO's expose the Company to credit and liquidity risks not typically present in federal Agency issued securities.

Loans Held For Sale - Loans held for sale are carried at the lower of aggregate cost, including qualified loan origination costs and related fees, or estimated fair value, grouped by category. Unrealized losses by category are recognized via a charge against operations. Realized gains and losses on loans held for sale are accounted for under the specific identification method. Qualified loan origination fees and costs are retained and not amortized during the period the loans are held for sale. Transfers of loans held for sale to the held for investment portfolio are recorded at the lower of cost or estimated fair value on the transfer date. While the Company had no loans held for sale at December 31, 2000 and 1999, it did originate and hold loans for sale during each of the three years ended December 31, 2000, 1999, and 1998.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998 (Continued)
--------------------------------------------------------------------------------

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

Interest Income On Loans - Interest income on loans is accrued and credited to income as it is earned. However, interest is generally not accrued on loans over 90 days contractually delinquent. In addition, interest is not accrued on loans that are less than 90 days contractually delinquent, but where management has identified concern over future collection. Accrued interest income is reversed when a loan is placed on non-accrual status. Discounts, premiums, and net deferred loan origination fees are amortized into interest income over the contractual lives of the related loans using a procedure approximating the interest method, except when a loan is in non-accrual status. When a loan pays off or is sold, any unamortized balance of any related premiums, discounts, and qualified net deferred loan origination fees is recognized in income. Payments received on non-accrual loans are allocated between principal and interest based upon the terms of the underlying note.

Sales Of Loans - Gains or losses resulting from sales of loans are recorded at the time of sale and are determined by the difference between (i) the net sales proceeds plus the estimated fair value of any interests retained in the loans, such as loan servicing rights, and (ii) the carrying value of the assets sold. The difference between the adjusted carrying value of the interests retained and the face amount of the interests retained is amortized to operations over the estimated remaining life of the associated loans using a method that approximates the interest method. The fair value of any interests retained is periodically evaluated, with any shortfall in estimated fair value versus carrying amount being charged against operations.

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

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998 (Continued)
--------------------------------------------------------------------------------

Impaired Loans - The Company accounts for impaired loans in accordance with SFAS No. 114, Accounting By Creditors For Impairment Of A Loan, as amended by SFAS No. 118, Accounting By Creditors For Impairment Of A Loan - Income Recognition And Disclosures. SFAS No. 114 generally requires all creditors to account for impaired loans, except those loans that are accounted for at fair value or at the lower of cost or fair value, at the present value of the expected future cash flows discounted at the loan's effective interest rate at the date of initial impairment, or, as a practical expedient, at the loan's observable market  price  or  fair  value  of the  collateral  if the  loan  is  collateral dependent. SFAS No. 114 indicates that a creditor should evaluate the collectibility of both contractual interest and contractual principal when assessing the need for a loss accrual. Interest income received on impaired non-accrual loans is recognized on a cash basis. Interest income on other impaired loans is recognized on an accrual basis.

The Company considers a loan to be impaired when it is deemed probable by management that the Company will be unable to collect all contractual interest and contractual principal payments in accordance with the terms of the original loan agreement. However, when determining whether a loan is impaired, management also considers the current ratio of the loan's balance to collateral value, other sources of repayment, and the borrower's present financial position. In evaluating whether a loan is considered impaired, insignificant delays or shortfalls in payments, in the absence of other facts and circumstances, would not alone lead to the conclusion that a loan is impaired. The Company includes among impaired loans all loans that (i) are contractually delinquent 90 days or more, (ii) meet the definition of a troubled debt restructuring, (iii) are classified in part or in whole as either doubtful or loss, (iv) the Company has suspended accrual of interest, and (v) have a specific loss allowance applied to adjust the loan to fair value.

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

General valuation allowances are maintained at levels that management believes adequate to cover inherent losses in the loan portfolio and are continually reviewed and adjusted. The Company adheres to an internal asset review system and an established loan loss reserve methodology. Management evaluates factors such as the prevailing and anticipated economic conditions, including the duration of the current business cycle, seasoning of the loan portfolio, historic loss experiences, composition of the loan portfolio by collateral and product types, levels and trends of criticized and classified loans, and loan delinquencies in assessing overall valuation allowance levels to be maintained. While management uses currently available information to provide for estimated losses on loans, additions to or recoveries from the general valuation allowance may be necessary based upon a number of factors including, but not limited to, changes in economic conditions and credit quality trends, particularly in the real estate market, borrower financial status, the regulatory environment, real estate values, and loan portfolio size and composition. Many of these factors are beyond the Company's control and, accordingly, periodic provisions for estimated loan losses may vary from time to time. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Bank's allowance for estimated loan losses. Such regulatory agencies may develop judgements different from those of management and may require the Bank to recognize additional provisions against operations.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998 (Continued)
--------------------------------------------------------------------------------


Real Estate Owned - Real estate acquired through foreclosure is initially recorded at the lower of amortized cost or fair value less estimated costs to sell. If the fair value less estimated costs to sell is less than amortized cost, a charge against the allowance for loan losses is recorded at property acquisition. Declines in property fair value less estimated costs to sell subsequent to acquisition are charged to operations. Expenses incurred in conjunction with the maintenance of real estate acquired through foreclosure are charged to operations.

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

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998 (Continued)
--------------------------------------------------------------------------------


Core Deposit Intangibles - These assets arise from the acquisition of deposits and are amortized on a straight-line basis over the estimated life of the deposit base acquired, generally seven years. The Company periodically evaluates the periods of amortization to determine whether later events and circumstances warrant revised estimates.

Securities Sold Under Agreements To Repurchase - The Company enters into sales of securities under agreements to repurchase with selected dealers and banks. Such agreements are treated as financings. The obligations to repurchase securities sold are reflected as a liability in the Consolidated Statements of Financial Condition. The securities underlying the agreements are delivered to the dealer or bank with whom each transaction is executed. The dealers or banks, who may sell, loan, or otherwise dispose of such securities to other parties in the normal course of their operations, agree to resell the Company either the identical or substantially the same securities at the maturities of the agreements. The Company retains the right of substitution of collateral throughout the terms of the agreements. The Company usually enters into these agreements with terms to maturity of three months or less.

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

Employee Stock Ownership Plan ("ESOP") - The Company accounts for shares acquired by its ESOP in accordance with the guidelines established by the American Institute of Certified Public Accountants Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans ("SOP 93-6"). Under SOP 93-6, the Company recognizes compensation cost equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the Company's ESOP shares committed to be released differ from the cost of such shares, the differential is charged or credited to equity. Employers with internally leveraged ESOPs such as the Company do not report the loan receivable from the ESOP as an asset and do not report the ESOP debt from the employer as a liability. The Company's ESOP is a tax-qualified plan. Non-vested shares owned by the ESOP are accounted for via a contra-equity account based upon historic cost. ESOP shares that have not been committed to be released (uncommitted shares) are excluded from outstanding shares on a weighted average basis for earnings per share calculations.

Income Taxes - The Company accounts for income taxes under SFAS No. 109, Accounting For Income Taxes, which follows the liability method. Under this method, deferred tax assets and deferred tax liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying amounts of certain existing assets and liabilities, and their respective bases for Federal income and California franchise taxes. Deferred tax assets and liabilities are calculated by applying current effective tax rates against future deductible or taxable amounts. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. Future tax benefits attributable to temporary differences are recognized to the extent the realization of such benefits is more likely than not.

Commissions From Sales Of Non-FDIC Insured Products - The Company realizes commissions from the sales of various non-FDIC insured products, including mutual funds, annuities, and specific securities, as a result of business conducted through Portola. Commission income is typically based upon a percentage of sales. Periodic commission income varies based on the volume and mix of investment products sold, and is recognized on an accrual basis for certain transactions where the amount is determinable as earned, and on a cash basis for other transactions.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998 (Continued)
--------------------------------------------------------------------------------

Stock Split - In July, 1998, the Company authorized a five for four stock split thereby increasing the number of issued and outstanding shares. All references in the accompanying financial statements to the number of common shares and per share amounts have been restated to reflect the stock split.

Earnings Per Share - The Company follows SFAS No. 128, Earnings Per Share, in calculating basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if contracts to issue common stock or securities convertible into common stock were exercised or converted. Dilution resulting from the Company's stock option and stock award plans is calculated using the treasury stock method.

Comprehensive Income - Comprehensive income includes (i) net income and (ii) other comprehensive income. The Company's only source of other comprehensive income is derived from unrealized gains and losses on securities available for sale. The Company displays comprehensive income within the Consolidated Statements of Changes in Stockholders' Equity. Reclassification adjustments result from gains or losses on securities that were realized and included in net income of the current period that also had been included in other comprehensive income as unrealized holding gains or losses in the period in which they arose. Such adjustments are excluded from current period comprehensive income in order to avoid double counting.

Segment Disclosure - The Company operates a single line of business (financial services) with no customer accounting for more than 10.0% of its revenue and manages its operation under a unified management and reporting structure. Therefore, no additional segment disclosures are required.

Derivative Instruments and Hedging Activities - SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, as amended, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt SFAS No. 133 effective January 1, 2001. Management believes the adoption of SFAS No. 133 will not have a significant impact upon the financial position, results of operations, or cash flows of the Company.

Reclassifications - Certain reclassifications have been made to prior period financial statements to conform them to the current year presentation.

Recent Accounting Developments

SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued in September 2000. SFAS No. 140 is a replacement of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Most of the provisions of SFAS No. 125 were carried forward to SFAS No. 140 without reconsideration by the FASB, and some were changed in only minor ways. In issuing SFAS No. 140, the FASB included issues and decisions that had been addressed and determined since the original publication of SFAS No. 125. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Management believes that adopting these components of SFAS No. 140 will not have a material impact on the financial position or results of operations of the Company. SFAS No. 140 must be applied prospectively. For recognition and reclassification of collateral and for disclosures about securitizations and collateral, this Statement was adopted as of December 31, 2000 and did not have a material impact on the financial position or results of operations of the Company.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998 (Continued)
--------------------------------------------------------------------------------


2.  CASH AND CASH EQUIVALENTS

Cash and cash equivalents are summarized as follows:

                                                      December 31,

                                    -------------------------------------
                                          2000                      1999
                                          ----                      ----
                                              (Dollars In Thousands)

Cash on hand                           $ 1,483                   $ 3,667
Due from banks                          13,544                     9,066
Certificates of deposit                    187                        --
Federal funds sold                       6,735                        --
Money market mutual funds                3,210                       100
                                      --------                  --------
                                      $ 25,159                  $ 12,833
                                      ========                  ========


3.  INVESTMENT SECURITIES

The  amortized  cost and  estimated  fair  value of  investment  securities  are presented below. All securities held are publicly traded.
                                                                        December 31, 2000
                                          ---------------------------------------------------------------------
                                                                      Gross             Gross        Estimated
                                                 Amortized       Unrealized        Unrealized             Fair
                                                      Cost            Gains            Losses            Value
                                                      ----            -----            ------            -----
                                                                      (Dollars  In Thousands)
Available for sale
   Corporate trust preferreds                      $ 7,696             $ --           $ (336)          $ 7,360
                                                   =======             ====           =======          =======



                                                                         December 31, 1999
                                          ---------------------------------------------------------------------
                                                                      Gross             Gross        Estimated
                                                 Amortized       Unrealized        Unrealized             Fair
                                                      Cost            Gains            Losses            Value
                                                      ----            -----            ------            -----
                                                                       (Dollars  In Thousands)
Available for sale
   Corporate trust preferreds                     $ 11,456             $ 50            $ (43)         $ 11,463
                                                  ========             ====            ======         ========


The following table shows the amortized cost, estimated fair value, and weighted average yield of the Company's investment securities by year of contractual maturity. Actual maturities may differ from contractual maturities due to rights of issuers to call obligations.

                                                                         December 31, 2000
                                                   -----------------------------------------------------------------
                                                                                    Estimated              Weighted
                                                              Amortized                  Fair               Average
                                                                   Cost                 Value                 Yield
                                                                   ----                 -----                 -----
Available for sale                                                            (Dollars In Thousands)
   Corporate trust preferreds
      Due in 2011 and thereafter                                $ 7,696               $ 7,360                 7.49%
                                                                =======               =======                 =====

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998 (Continued)
--------------------------------------------------------------------------------

Proceeds from and realized  gains and losses on sales of  investment  securities available for sale are summarized as follows:
                                                                              Year Ended December 31,
                                                   -----------------------------------------------------------------
                                                                   2000                  1999                  1998
                                                                   ----                  ----                  ----
                                                                                 (Dollars In Thousands)
Proceeds from sales                                             $ 3,730               $ 8,005              $ 29,976
Gross realized gains on sales                                        --                   518                    48
Gross realized losses on sales                                       44                    --                    70


4.       MORTGAGE BACKED SECURITIES

The amortized cost and estimated fair value of mortgage backed securities are presented below. All securities held are publicly traded.

                                                                       December 31, 2000
                                          ---------------------------------------------------------------------
                                                                      Gross             Gross        Estimated
                                                 Amortized       Unrealized        Unrealized             Fair
                                                      Cost            Gains            Losses            Value
                                                      ----            -----            ------            -----
                                                                     (Dollars  In Thousands)

Available for sale
   FHLMC pass-through certificates                 $ 1,090            $  13            $   --          $ 1,103
   FNMA pass-through certificates                    4,220               30               (2)            4,248
   GNMA pass-through certificates                    1,060               --              (11)            1,049
   CMOs:
      Agency issuance                               19,095                5             (266)           18,834
      Non Agency issuance                           18,210                4             (498)           17,716
                                                   -------            -----           ------           -------

                                                   $43,675            $  52           $ (777)          $42,950
                                                   =======            =====           =======          =======



                                                                       December 31, 1999
                                          ---------------------------------------------------------------------
                                                                      Gross             Gross        Estimated
                                                 Amortized       Unrealized        Unrealized             Fair
                                                      Cost            Gains            Losses            Value
                                                      ----            -----            ------            -----
                                                                     (Dollars  In Thousands)

Available for sale

   FHLMC pass-through certificates                 $ 1,930            $  --           $  (36)          $ 1,894
   FNMA pass-through certificates                   25,132               95             (379)           24,848
   GNMA pass-through certificates                    4,531               --              (96)            4,435
   CMOs:
      Agency issuance                               11,152               --             (974)           10,178
      Non Agency issuance                           16,965               --             (604)           16,361
                                                   -------            -----           ------           -------

                                                   $59,710            $  95          $(2,089)          $57,716
                                                   =======            =====          ========          =======

Held to maturity

   FNMA pass-through certificates                   $   60            $  --            $   --           $   60
                                                    ======            =====            ======           ======

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998 (Continued)
--------------------------------------------------------------------------------

The following table shows the amortized cost, estimated fair value, and weighted average yield of the Company's mortgage backed securities by year of contractual maturity. Actual maturities may differ from contractual maturities due to principal prepayments or rights of issuers to call obligations.

                                                                                  December 31, 2000
                                                   -----------------------------------------------------------------
                                                                                    Estimated              Weighted
                                                              Amortized                  Fair               Average
                                                                   Cost                 Value                 Yield
                                                                   ----                 -----                 -----
                                                                               (Dollars In Thousands)
Available for sale
Due in 2001                                                      $  406                $  407                 8.21%
Due in 2006 through 2010                                          7,572                 7,558                 6.64%
Due in 2011 and thereafter                                       35,697                34,985                 6.87%
                                                                -------               -------                 ----

                                                                $43,675               $42,950                 6.84%
                                                                =======               =======                 =====


Proceeds from and realized gains and losses on sales of mortgage backed securities available for sale are summarized as follows:

                                                                               Year Ended December 31,
                                                   -----------------------------------------------------------------
                                                                   2000                  1999                  1998
                                                                   ----                  ----                  ----
                                                                               (Dollars In Thousands)

Proceeds from sales                                            $ 24,425              $ 17,643              $ 48,036
Gross realized gains on sales                                        72                    30                   373
Gross realized losses on sales                                       83                    52                    68


The Company pledges mortgage backed securities to the Federal Home Loan Bank as collateral for advances, to the State of California as collateral for certain deposits, and to the Federal Reserve as collateral for certain customer payments. The following table details the amortized cost of mortgage backed securities not pledged and pledged for various purposes:

                                                      December 31,
                                            ---------------------------
                                                 2000             1999
                                                 ----             ----
                                                (Dollars In Thousands)

Not pledged                                   $ 7,010         $ 16,017
Pledged to the Federal Home Loan Bank          18,210           43,316
Pledged to the State of California             18,058               --
Pledged to the Federal Reserve                    397              437
                                             --------         --------

                                             $ 43,675         $ 59,770
                                             ========         ========

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998 (Continued)
--------------------------------------------------------------------------------

5.        LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable, net are summarized as follows:
                                                                                         December 31,
                                                                         ----------------------------------
                                                                                    2000              1999
                                                                                    ----              ----
                                                                                     (Dollars In Thousands)
Held for investment:
   Loans secured by real estate:
      Residential one to four unit                                              $160,155          $168,465
      Multifamily five or more units                                              76,727            42,173
      Commercial and industrial                                                  102,322            72,344
      Construction                                                                59,052            79,034
      Land                                                                        16,310            13,930
                                                                                --------          --------

   Sub-total loans secured by real estate                                        414,566           375,946

   Other loans:
      Home equity lines of credit                                                  5,631             3,968
      Loans secured by deposits                                                      494               385
      Consumer lines of credit, unsecured                                            175               202
      Business term loans                                                          1,641             6,670
      Business lines of credit                                                     1,438             1,027
                                                                                --------          --------

   Sub-total other loans                                                           9,379            12,252

   Sub-total gross loans held for investment                                     423,945           388,198

   (Less) / Plus:
      Undisbursed construction loan funds                                        (26,580)          (23,863)
      Unamortized purchase premiums, net of purchase discounts                        21               134
      Deferred loan fees and costs, net                                             (202)             (281)
      Allowance for loan losses                                                   (5,364)           (3,502)
                                                                                --------          --------

Loans receivable held for investment, net                                       $391,820          $360,686
                                                                                ========          ========

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998 (Continued)
--------------------------------------------------------------------------------

The Company  serviced various types of loans for others,  primarily  residential mortgages, with the outstanding principal balance amounts summarized below:
                                                                         December 31,
                                              ----------------------------------------------------
                                                          2000              1999             1998
                                                          ----              ----             ----
                                                                     (Dollars In Thousands)

Loans serviced for others                             $ 62,031          $ 74,225         $ 75,407



Activity in the allowance for loan losses is summarized as follows:
                                                                             Year Ended December 31,
                                                       ----------------------------------------------------
                                                                   2000             1999              1998
                                                                   ----             ----              ----
                                                                            (Dollars In Thousands)
Balance, beginning of year                                      $ 3,502          $ 2,780           $ 1,669

Provision for loan losses                                         2,175              835               692

Acquired allowance associated with
     Commercial Pacific Bank loans                                   --               --               416

Charge-offs:
     Residential one to four family real estate loans              (371)            (113)               --

Recoveries:
     Residential one to four family real estate loans                58               --                 3
                                                                -------          -------           -------


Balance, end of year                                            $ 5,364          $ 3,502           $ 2,780
                                                                =======          =======           =======

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998 (Continued)
--------------------------------------------------------------------------------

The following tables  summarizes the Company's  recorded  investment in impaired loans by type:
                                     Accrual Status                Non-Accrual Status             Total Impaired Loans
                               ----------------------------    ---------------------------     ---------------------------
                                                  Specific                       Specific                        Specific
                                   Principal    Allowances        Principal    Allowances         Principal    Allowances
                                   ---------    ----------        ---------    ----------         ---------    ----------
                                                                    (Dollars In Thousands)
December 31, 2000
   Residential one to four            $  677         $  --           $  603        $   --           $ 1,280      $  -   -
unit

   Commercial real estate                 --            --            1,133            --             1,133            --
   Construction                           --            --            2,852           600             2,852           600
   Business term loans                    --            --               78            --                78            --
                                     -------        ------          -------         -----           -------         -----

Total                                 $  677        $   --          $ 4,666         $ 600           $ 5,343         $ 600
                                      ======        ======          =======         =====           =======         =====

December 31, 1999

   Residential one to four           $ 1,294         $  --           $  543        $   --           $ 1,837      $  -   -
unit

   Commercial real estate                 --            --            1,146            --             1,146            --
   Business term loans                    --            --            5,000           200             5,000           200
   Business lines of credit               --            --              199            --               199            --
                                     -------        ------          -------         -----           -------         -----

Total                                $ 1,294        $   --          $ 6,888         $ 200           $ 8,182         $ 200
                                     =======        ======          =======         =====           =======         =====


Additional information concerning impaired loans is as follows:
                                                                             2000            1999            1998
                                                                             ----            ----            ----
                                                                                    (Dollars In Thousands)

Average investment in impaired loans for the year                         $ 7,790         $ 2,511         $ 3,100
                                                                          =======         =======         =======

Interest recognized on impaired loans at December 31                        $ 461           $ 590           $ 166
                                                                            =====           =====           =====

Interest not recognized on impaired loans at December 31                    $ 110           $ 109           $  76
                                                                            =====           =====           =====

Additional information concerning non-accrual loans is as follows:

                                                                             2000            1999            1998
                                                                             ----            ----            ----
                                                                                     (Dollars In Thousands)

Interest recognized on non-accrual loans at December 31                     $ 400            $ 80            $ 55
                                                                            =====            ====            ====

Interest not recognized on non-accrual loans at December 31                 $ 110           $ 109            $ 76
                                                                            =====           =====            ====

The Company extends loans to executive officers and directors in the ordinary course of business. These transactions were on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties and do not involve more than normal risk or unfavorable terms for the Company. An analysis of the activity of these loans is as follows:

                                                   Year Ended December 31,
                                               -----------------------------
                                                      2000             1999
                                                      ----             ----
                                                     (Dollars In Thousands)

Balance, beginning of year                           $ 631            $ 644
New loans and line of credit advances                2,119                2
Repayments                                            (728)             (15)
Other                                                 (298)               --
                                                   -------            -----

Balance, end of period                             $ 1,724            $ 631
                                                   =======            =====

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998 (Continued)
--------------------------------------------------------------------------------

Under Office of Thrift Supervision ("OTS") regulations, the Bank may not make real estate loans to one borrower in an amount exceeding 15% of the Bank's unimpaired capital and surplus, plus an additional 10% for loans secured by readily marketable collateral. At December 31, 2000 and 1999, such limitation would have been approximately $6,520,000 and $5,329,000, respectively.

The majority of the Company's loans are secured by real estate primarily located in Santa Cruz, Monterey, Santa Clara, and San Benito counties. The Company's credit risk is therefore primarily related to the economic conditions and real estate valuations of this region. Loans are generally made on the basis of a secure repayment source, which is based on a detailed cash flow analysis; however, collateral is generally a secondary source for loan qualification. Under the Company's policy, private mortgage insurance is required for all residential real estate secured loans with an initial loan to value ratio greater than 80%.

6.       INVESTMENT IN CAPITAL STOCK OF THE FEDERAL HOME LOAN BANK

As a member of the Federal Home Loan Bank of San Francisco, the Bank is required to own capital stock in an amount specified by regulation. As of December 31, 1999 and 1998, the Bank owned 28,838 and 32,131 shares, respectively, of $100 par value FHLB stock. The amount of stock owned meets the most recent annual regulatory determination.

7.            ACCRUED INTEREST RECEIVABLE

Accrued interest receivable is summarized as follows:
                                                                                          December 31,
                                                                         ----------------------------------
                                                                                    2000              1999
                                                                                    ----              ----
                                                                                    (Dollars In Thousands)
Interest receivable on cash equivalents                                            $  13             $   1
Interest receivable on investment securities                                         102               114
Interest receivable on mortgage backed securities                                    246               347
Interest receivable on capital stock of the Federal Home Loan Bank                    48                44
Interest receivable on loans                                                       2,492             2,182
                                                                                 -------           -------

                                                                                 $ 2,901           $ 2,688
                                                                                 =======           =======

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998 (Continued)
--------------------------------------------------------------------------------

8.       PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

                                                             December 31,
                                                -------------------------------
                                                         2000             1999
                                                         ----             ----
                                                        (Dollars In Thousands)

Land                                                  $ 3,213          $ 3,213
Buildings and improvements                              4,373            4,091
Equipment                                               2,832            2,340
                                                      -------          -------

Total, at cost                                         10,418            9,644

Less accumulated depreciation                          (3,043)          (2,602)
                                                      -------          -------

Premises and equipment, net                           $ 7,375          $ 7,042
                                                      =======          =======


Depreciation expense was $441 thousand, $472 thousand, and $456 thousand for the years ended December 31, 2000, 1999, and 1998, respectively.

9.       REAL ESTATE ACQUIRED VIA FORECLOSURE

Real estate acquired by foreclosure is summarized as follows:

                                                              December 31,
                                                       -------------------------
                                                          2000             1999
                                                          ----             ----
                                                          (Dollars In Thousands)

Residential real estate acquired through foreclosure     $  --            $  96
Less allowance for estimated real estate losses             --               --
                                                         -----            -----
                                                         $  --            $  96
                                                         =====            =====


At December 31, 1999, the Company's inventory of foreclosed real estate was comprised of one single family residence.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998 (Continued)
--------------------------------------------------------------------------------

10.      DEPOSITS

Deposits are as follows:

                                                        December 31,
                                          ----------------------------------
(Dollars In Thousands)                            2000                 1999
                                                  ----                 ----

Demand deposit accounts                       $ 17,065             $ 17,316
NOW accounts                                    41,859               31,385
Savings accounts                                16,503               15,312
Money market accounts                           87,651               81,245
Certificates of deposit < $100,000             166,905              169,646
Certificates of deposit $100,000 or more        77,805               52,498
                                              --------             --------

                                              $407,788             $367,402
                                              ========             ========


The following  table sets forth the maturity  distribution  of  certificates  of deposit:
                                                                            December 31, 2000
                                              -----------------------------------------------------------------
                                                           Balance               Balance
                                                         Less Than              $100,000
                                                          $100,000              And Over                 Total
                                                          --------              --------                 -----
                                                                          (Dollars In Thousands)

Three months or less                                      $ 55,717              $ 40,309              $ 96,026
Over three through six months                               42,486                14,117                56,603
Over six through twelve months                              38,405                14,128                52,533
Over twelve months through two years                        26,157                 8,803                34,960
Over two years through three years                           2,639                   100                 2,739
Over three years                                             1,501                   348                 1,849
                                                         ---------              --------             ---------

                                                         $ 166,905              $ 77,805             $ 244,710
                                                         =========              ========             =========


At December 31, 2000 and 1999, respectively, total accounts with balances of $100,000 or greater in deposit products other than certificates of deposit amounted to $52,447,000 and $40,809,000.

Interest expense on deposits is summarized as follows:

                                           Year Ended December 31,

                              --------------------------------------------
                                  2000             1999              1998
                                  ----             ----              ----
                                            (Dollars In Thousands)

NOW accounts                    $  550           $  388            $  227
Savings accounts                   281              280               278
Money market accounts            4,040            3,402             1,716
Certificates of deposit         12,360           11,060            14,407
                                ------           ------            ------

                               $17,231          $15,130           $16,628
                               =======          =======           =======

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998 (Continued)
--------------------------------------------------------------------------------

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

A summary of advances from the FHLB and related maturities follows. All FHLB advances outstanding at December 31, 2000 and December 31, 1999 were term, bullet maturity, and non-structured advances.

                                                          December 31,
                                           ----------------------------------
Year Of Maturity                                      2000              1999
----------------                                      ----              ----
                                                      (Dollars In Thousands)

     2000                                               --            17,000
     2003                                           25,000            25,000
     2004                                              282               282
     2005                                            1,500             1,500
     2006                                            4,800             4,800
     2010                                            1,000             1,000
                                                   -------           -------

                                                   $32,582           $49,582
                                                   =======           =======

Weighted average nominal rate                        5.48%             5.65%

Additional information concerning advances from the FHLB includes:
                                                                    2000            1999
                                                                    ----            ----
                                                                  (Dollars In Thousands)
Average amount outstanding during the year                      $ 43,946        $ 37,600

Maximum amount outstanding at any month-end during the year     $ 50,582        $ 49,582

Weighted average interest rate during the year                     5.72%           5.53%


Collateral pledged to secured advances from the FHLB is comprised of the following (amortized cost):

                                                           December 31,
                                               ------------------------------
                                                       2000             1999
                                                       ----             ----
                                                      (Dollars In Thousands)

Mortgage backed securities                         $ 18,210         $ 39,922
Capital stock in the Federal Home Loan Bank           2,884            3,213
Mortgage loans                                      232,604          120,598

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998 (Continued)
--------------------------------------------------------------------------------


12.      SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

From time to time, the Company sells investment and mortgage backed securities under agreements to repurchase. There were no such agreements in effect at December 31, 2000. At December 31, 1999, all such agreements matured in less than one year. The following is a summary of securities sold under agreements to repurchase during the past two years:

                                                                       Year Ended December 31,
                                                                       -----------------------
                                                                         2000            1999
                                                                         ----            ----
                                                                         (Dollars In Thousands)

Amount outstanding at the end of the year                               $  --         $ 2,410

Average amount outstanding during the year                                155           3,182

Maximum amount outstanding at any month-end during the year                --           4,350

Weighted average interest rate during the year                          6.45%           5.65%

Weighted average interest rate at the end of the year                      --           6.08%

Securities sold under agreements to repurchase are conducted with a limited list of security dealers approved and monitored by the Company. The lender maintains possession of the collateral securing these agreements.

13.      LINES OF CREDIT

During the fourth quarter of 2000, Monterey Bay Bancorp, Inc. obtained a revolving line of credit from a correspondent bank of Monterey Bay Bank. The line of credit is for $2.0 million and expires on November 21, 2001. There was no balance outstanding on the line of credit at December 31, 2000. The line of credit is collateralized by five hundred thousand shares of Monterey Bay Bancorp, Inc.'s treasury stock, which is in the custody of the correspondent bank. The line of credit contains various covenants regarding the maintenance of certain financial conditions and the provision of financial and operating information. The line of credit also contains a prohibition of its use for repurchases of the Company's common stock. This line of credit provides an additional source of liquidity to the Monterey Bay Bancorp, Inc. holding company.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998 (Continued)
--------------------------------------------------------------------------------

14.      INCOME TAXES

The components of the provision for income taxes are as follows:
                                                                        Year Ended December 31,
                                                       ----------------------------------------------------
                                                                   2000             1999              1998
                                                                   ----             ----              ----
                                                                         (Dollars In Thousands)
Current:
     Federal                                                    $ 1,889          $ 2,453           $ 1,150
     State                                                          652              801               357
                                                                -------          -------           -------
          Total current                                           2,541            3,254             1,507
                                                                -------          -------           -------
Deferred:
     Federal                                                       (457)            (605)             (244)
     State                                                         (138)            (138)              (35)
                                                                -------          -------           -------
          Total deferred                                           (595)            (743)             (279)
                                                                -------          -------           -------
          Provision for income taxes                            $ 1,946          $ 2,511           $ 1,228
                                                                =======          =======           =======



A reconciliation from the statutory federal income and state franchise tax rates to the consolidated effective tax rates, expressed as a percentage of income before income taxes, follows:

                                                                        Year Ended December 31,
                                                       ----------------------------------------------------
                                                                   2000             1999              1998
                                                                   ----             ----              ----
                                                                         (Dollars In Thousands)

Statutory federal income tax rate                                  34.0%            34.0%             34.0%
California franchise tax, net of federal income tax benefit         7.6%             7.5%              8.0%
Other                                                               1.9%             1.7%              4.1%
                                                                   ----             ----              ----

     Effective income tax rate                                     43.5%            43.2%             46.1%
                                                                   ====             ====              ====


MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998 (Continued)
--------------------------------------------------------------------------------

Deferred  income  taxes  reflect the net tax effects of  temporary  differences, between the carrying amount of assets and  liabilities  for financial  reporting purposes  and the amount used for income tax  purposes.  Net deferred tax assets are included  within other assets on the  Consolidated  Statements  of Financial
Condition.   The  tax  effects  of  temporary  differences  that  gave  rise  to significant portions of the deferred tax assets and liabilities are as follows:

                                                                                December 31,
                                                                ----------------------------------
                                                                            2000             1999
                                                                            ----             ----
                                                                           (Dollars In Thousands)
Deferred tax assets:
     Allowance for loan losses                                           $ 1,864          $ 1,115
     Intangible assets                                                       969              835
     Deferred compensation                                                   319              485
     Unrealized loss on securities available for sale                        437              818
     Other                                                                    75              172
                                                                         -------          -------

          Total gross deferred tax assets                                  3,664            3,425
                                                                         -------          -------

Deferred tax liabilities:
     FHLB stock dividends                                                   (419)            (392)
     State franchise taxes                                                    (2)              40
     Other                                                                   (64)            (108)
                                                                         -------          -------

          Total gross deferred tax liabilities                              (485)            (460)
                                                                         -------          -------

Net deferred tax asset                                                   $ 3,179          $ 2,965
                                                                         =======          =======

The Company believes that it is more likely than not that it will realize the above deferred tax assets in future periods; therefore, no valuation allowance has been provided against its deferred tax assets.

Legislation regarding bad debt recapture became law in 1996. The law requires recapture of reserves accumulated after 1987, and required that the recapture tax on post-1987 reserves be paid over a six year period starting in 1996. The Company will complete this recapture in 2001.

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

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998 (Continued)
--------------------------------------------------------------------------------

15.      REGULATORY CAPITAL REQUIREMENTS AND OTHER REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could present a direct material effect upon the Bank's and the Company's financial statements.

The OTS  maintains  regulations  that  require  the Bank to  maintain  a minimum regulatory  tangible  capital ratio (as defined) of 1.50%, a minimum  regulatory core capital  ratio (as defined) of 4.00% (unless the Bank has been assigned the highest composite rating under the Uniform Financial Institutions Rating System, in which case 3.00%),  and a regulatory risk based capital ratio (as defined) of
8.00%. The following table presents a reconciliation as of December 31, 2000 and
1999, between the Bank's capital under accounting  principles generally accepted in the United  States of America  ("GAAP") and  regulatory  capital as presently defined under OTS regulations,  in addition to a review of the Bank's compliance with OTS capital requirements:
(Dollars In Thousands)
                                                 Tangible Capital           Core (Tier One)                 Risk Based
                                                                              Capital                     Capital
                                          ------------------------    ------------------------    ------------------------
As Of December 31, 2000                       Amount      Percent         Amount      Percent         Amount      Percent
-----------------------                       ------      -------         ------      -------         ------      -------
Capital of the Bank presented on a GAAP     $ 40,274                    $ 40,274                    $ 40,274
basis

Adjustments to GAAP capital to derive
regulatory capital:

       Net unrealized loss on debt
         securities classified as                624                         624                         624
         available for sale
       Non-qualifying intangible assets       (2,195)                     (2,195)                     (2,195)
       Qualifying general allowance for
       loan losses                                --                          --                       4,393
                                            --------                    --------                    --------


Bank regulatory capital                       38,703        8.03%         38,703        8.03%         43,096       12.28%
Less minimum capital requirement               7,227        1.50%         19,272        4.00%         28,083        8.00%
                                            --------        ----        --------        ----        --------        ----


Regulatory capital in excess of minimums    $ 31,476        6.53%       $ 19,431        4.03%       $ 15,013        4.28%
                                            ========        =====       ========        =====       ========        =====

Additional information:
     Bank regulatory total assets          $ 481,795
     Bank regulatory risk based assets     $ 351,038



(Dollars In Thousands)
                                                 Tangible Capital           Core (Tier One)                 Risk Based
                                                                              Capital                     Capital
                                          ------------------------    ------------------------    ------------------------
As Of December 31, 1999                       Amount      Percent         Amount      Percent         Amount      Percent
-----------------------                       ------      -------         ------      -------         ------      -------
Capital of the Bank presented on a GAAP     $ 34,022                    $ 34,022                    $ 34,022
basis

Adjustments to GAAP capital to derive
regulatory capital:

       Net unrealized loss on debt
         securities classified as              1,123                       1,123                       1,123
         available for sale
       Non-qualifying intangible assets       (2,918)                     (2,918)                     (2,918)
       Qualifying general allowance for
       loan losses                                --                          --                       3,302
                                             --------                    --------                    --------


Bank regulatory capital                       32,227        7.11%         32,227        7.11%         35,529       10.56%
Less minimum capital requirement               6,800        1.50%         18,134        4.00%         26,906        8.00%
                                            --------        ----        --------        ----        --------        ----

Regulatory capital in excess of minimums    $ 25,427        5.61%       $ 14,093        3.11%        $ 8,623        2.56%
                                            ========        =====       ========        =====        =======        =====

Additional information:
     Bank regulatory total assets          $ 453,345
     Bank regulatory risk based assets     $ 336,323


MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998 (Continued)
--------------------------------------------------------------------------------

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

As of December  31, 2000 and 1999,  the most  recent  notification  from the OTS categorized the Bank as "well  capitalized"  under the regulatory  framework for prompt corrective action. To be categorized as "well capitalized", the Bank must maintain minimum core capital, tier one risk based, and total risk based capital ratios as presented in the  following  table.  There are no conditions or events since  that  notification  that  management  believes  have  changed  the Bank's category.
                                                                                                      To Be Well
                                                                                                      Capitalized
                                                                                                     Under Prompt
                                                                       For Capital Adequacy           Corrective
                                                    Actual                   Purposes              Action Provisions
                                             ---------------------     ----------------------    ----------------------
As Of December 31, 2000                         Amount      Ratio         Amount       Ratio         Amount      Ratio
-----------------------                         ------      -----         ------       -----         ------      -----
   Total Capital (to risk weighted assets)    $ 43,096     12.28%       $ 28,083       8.00%       $ 35,104     10.00%
   Tier One Capital (to risk weighted           38,703     11.03%            N/A         N/A         21,062      6.00%
   assets)
   Core Capital (to adjusted tangible           38,703      8.03%         19,272       4.00%         24,090      5.00%
   assets)
   Tangible Capital (to tangible assets)        38,703      8.03%          7,227       1.50%            N/A        N/A

As Of December 31, 1999
-----------------------
   Total Capital (to risk weighted assets)    $ 35,529     10.56%       $ 26,906       8.00%       $ 33,632     10.00%
   Tier One Capital (to risk weighted           32,227      9.58%            N/A         N/A         20,179      6.00%
   assets)
   Core Capital (to adjusted tangible           32,227      7.11%         18,134       4.00%         22,667      5.00%
   assets)
   Tangible Capital (to tangible assets)        32,227      7.11%          6,800       1.50%            N/A        N/A


The above amounts for December 31, 2000 and 1999 reflect a 100% risk-based capital category classification for a specific portfolio of residential mortgage loans, as discussed below.

At December 31, 2000, the Bank was under institution specific requirements from the OTS that regulatory capital ratios not decline below their levels at December 31, 1999. At December 31, 2000, the Bank was in compliance with these institution specific requirements and maintained $4.4 million in regulatory capital in excess of these institution specific requirements.

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

OTS rules impose certain limitations regarding stock repurchases and redemptions, cash-out mergers, and any other distributions charged against an institution's capital accounts. The payment of dividends by Monterey Bay Bank to Monterey Bay Bancorp, Inc. is subject to OTS regulations. "Safe-harbor" amounts of capital distributions can be made after providing notice to the OTS, but without needing prior approval. For Tier 1 institutions such as the Bank, the safe harbor amount is the greater of (1) net income earned during the year or
(2) the sum of net income earned during the year plus one-half of the institution's capital in excess of the OTS capital requirement as of the end of the prior year. Distributions beyond these amounts are allowed only with the specific, prior approval of the OTS. In addition, the Bank must continue to comply with the institution specific regulatory capital requirements in paying any dividends.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998 (Continued)
--------------------------------------------------------------------------------

Special Residential Loan Pool

During 1998, the Bank purchased a $40.0 million residential mortgage pool comprised of loans that presented a borrower credit profile and / or a loan to value ratio outside of (less favorable than) the Bank's normal underwriting criteria. To mitigate its credit risk for this portfolio, concurrent with the purchase, the Bank obtained a scheduled principal / scheduled interest loan servicing agreement from the seller. Further, this agreement also contains a guaranty by the seller to absorb any principal losses on the portfolio in exchange for the seller's retention of a portion of the loans' yield through loan servicing fees. As a result of obtaining these credit enhancements, the Bank functionally aggregated the credit risk for this loan pool into a single borrower credit risk to the seller / servicer of the loans. The Bank was subsequently informed by the OTS that structuring the purchase in this manner made the transaction an "extension of credit" by the Bank to the seller / servicer, which, by virtue of its size, violated the OTS' "Loans To One Borrower" regulation.

At December 31, 2000, the outstanding principal balance of this mortgage loan pool was $16.5 million, with an additional $3.2 million in December payoffs received from the seller / servicer in January, 2001. While the seller / servicer met all its contractual obligations through December 31, 2000, the Company has allocated certain general loan loss reserves due to concerns regarding the potential losses by the seller / servicer in honoring the guaranty, the present delinquency profile of the special residential mortgage pool, and the differential between certain loan principal balances for foreclosed loans and loans in the process of foreclosure and the estimated amounts to be recovered from the sales of such properties.

Because the seller / servicer provides scheduled principal and interest payments regardless of the actual payment performance of the loans and because the seller / servicer absorbs all losses on the disposition of associated foreclosed real estate, the Company reports all loans within the special residential loan pool as performing; with the allocation of certain general loan loss reserves to this pool.

By December 31, 2000, all of the loans in the special residential loan pool converted from an initial fixed rate that was maintained for the first two years of the loan to an adjustable rate significantly above current market rates for medium to high credit quality residential mortgages. The weighted average gross interest rate on the special residential loan pool at December 31, 2000 was 11.44%. The differential between the interest rates on the loans and available refinance rates contributed to significant prepayments during 2000.

Management believes additional prepayments are likely to occur in 2001. However, management also believes that there will be some loans that will not refinance in the next year due to a lack of available financing for less creditworthy borrowers or because of borrower inaction. By the end of 2001, the Company may therefore be particularly dependent upon the financial strength and continued performance of the seller / servicer, as the remaining portfolio is expected to be comprised of relatively less creditworthy loans while at the same time having a smaller total principal balance outstanding and thereby providing less periodic cash flow to the seller / servicer via the retained servicing spread.

In conjunction with this Special Residential Loan Pool, on March 6, 2000, the Bank received a letter from the OTS mandating that the Bank (i) assign all of the loans in the pool a 100% risk based capital weighting, and (ii) not permit its regulatory capital ratios to decline below the levels existing at December 31, 1999. Management does not foresee any compliance issue with this request given the Bank's regulatory capital position at December 31, 2000 and due to the expected continued generation of regulatory capital through retained earnings, the amortization of deferred stock compensation, and the amortization of intangible assets.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998 (Continued)
--------------------------------------------------------------------------------

16.      COMMITMENTS AND CONTINGENCIES

The Company is involved in certain legal proceedings arising in the normal course of business. In the opinion of management, the outcomes of such proceedings should not have a material adverse effect on the Company's financial position or results of operations.

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

At December 31, 2000, the Company had outstanding commitments to originate $5.7 million of real estate loans, including $284 thousand for fixed rate loans and $5.4 million for adjustable rate loans. At December 31, 2000, the Company also had outstanding commitments to originate $710 thousand in commercial business loans. Commitments to fund loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have expiration dates or other termination clauses. In addition, external market forces may impact the probability of commitments being exercised; therefore, total commitments outstanding do not necessarily represent future cash requirements.

At December 31, 2000, the Company had made available various business, personal, and residential lines of credit totaling approximately $15.6 million, of which the undisbursed portion was approximately $6.8 million.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. At December 31, 2000, the Company maintained outstanding letters of credit totaling $136 thousand, compared to $2.0 million at December 31, 1999.

At December 31, 2000, the Company had recourse liability on $1.5 million of sold residential loans. No losses stemming from this recourse liability were recorded during 2000. Management includes a consideration of this recourse liability in establishing the allowance for loan losses.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998 (Continued)
--------------------------------------------------------------------------------

At December 31, 2000, 1999, and 1998, the Company was obligated under non-cancelable operating leases for office space. Certain leases contain escalation clauses providing for increased rentals based primarily on increases in real estate taxes or on the average consumer price index. Rent expense under operating leases, included in occupancy and equipment expense, was approximately $133 thousand, $121 thousand, and $170 thousand for the years ended December 31, 2000, 1999, and 1998, respectively.

Certain branch offices are leased under the terms of operating leases expiring at various dates through the year 2005. At December 31, 2000, future minimum rental commitments under non-cancelable operating leases were as follows:

                                  (Dollars In Thousands)

2001                                               $ 134
2002                                                 134
2003                                                 111
2004                                                  62
2005                                                  31
Thereafter                                            --
                                                   -----
Total                                              $ 472
                                                   =====


In the normal course of business, the Company and Bank have negotiated employment agreements with the Chief Executive Officer / President and the Chief Financial Officer.

In addition, at December 31, 2000, the Company and Bank also maintained change in control agreements with six officers. These agreements result in severance payments following certain events associated with a change in control of the Company or the Bank.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998 (Continued)
--------------------------------------------------------------------------------

17.      EARNINGS PER SHARE

The Company calculates Basic and Diluted Earnings Per Share ("EPS") in accordance with SFAS No. 128, Earnings Per Share. Basic EPS are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. During the years 1998 through 2000, all of the Company's net income was available to common stockholders. The weighted average number of common shares outstanding for the Company is decreased in each reporting period by:

o shares associated with the Company's ESOP which have not been committed to be released

o shares associated with the Company's stock grant programs which are not yet vested to Plan participants

o the weighted average number of Treasury shares maintained by the Company during each period

The computation of Diluted EPS also considers, via the treasury stock method of calculation, the impact of shares issuable upon the assumed exercise of outstanding stock options (both incentive stock options and non-statutory stock options) and stemming from the grant of time-based stock awards under the Company's associated Plans for officers and directors. In calculating diluted earnings per share, no anti-dilutive calculations are permitted and diluted share counts are applicable only in the event of positive earnings. For the years 1998 through 2000, there was no difference in the Company's income used in calculating basic and diluted earnings per share.

The following  table  reconciles  the  calculation  of the  Company's  Basic and
Diluted EPS for the periods indicated.
                                                                              For The Year Ended December 31,
                                                                ----------------------------------------------------
(In Whole Dollars And Whole Shares)                                         2000             1999              1998
                                                                            ----             ----              ----
Net income                                                           $ 2,523,000      $ 3,301,000       $ 1,436,000
                                                                     ===========      ===========       ===========

Average shares issued                                                  4,492,085        4,492,085         4,492,085

Less weighted average:
   Uncommitted ESOP shares                                              (161,719)        (197,657)         (233,594)
   Non-vested stock award shares                                         (60,612)         (88,689)         (118,630)
   Treasury shares                                                    (1,158,844)        (974,577)         (638,123)
                                                                       ---------        ---------         ---------

Sub-total                                                             (1,381,175)      (1,260,923)         (990,347)
                                                                       ---------        ---------         ---------

Weighted average BASIC shares outstanding                              3,110,910        3,231,162         3,501,738

Add dilutive effect of:
   Stock options                                                          12,483           83,730           125,536
   Stock awards                                                              159            5,286            11,419
                                                                       ---------        ---------         ---------

Sub-total                                                                 12,642           89,016           136,955
                                                                       ---------        ---------         ---------

Weighted average DILUTED shares outstanding                            3,123,552        3,320,178         3,638,693
                                                                       =========        =========         =========

Earnings per share:

   BASIC                                                                  $ 0.81           $ 1.02            $ 0.41
                                                                          ======           ======            ======

   DILUTED                                                                $ 0.81           $ 0.99            $ 0.39
                                                                          ======           ======            ======

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998 (Continued)
--------------------------------------------------------------------------------

18.      OTHER COMPREHENSIVE INCOME

The Company's only source of other comprehensive income has been derived from unrealized gains and losses on the portfolios of investment and mortgage backed securities classified as available for sale.

Reclassification  adjustments  for the change in net gains (losses)  included in other  comprehensive  income from  investment  and  mortgage  backed  securities classified as available  for sale during the past three years are  summarized as follows:
                                                                                  Year Ended December 31,
                                                                ----------------------------------------------------
                                                                            2000             1999              1998
                                                                            ----             ----              ----
                                                                                   (Dollars In Thousands)
Gross reclassification adjustment                                         $  (55)           $ 496             $ 284
Tax benefit (expense)                                                         23             (204)             (118)
                                                                          ------            -----             -----

Reclassification adjustment, net of tax                                   $  (32)           $ 292             $ 166
                                                                          =======           =====             =====



A reconciliation of the net unrealized gain or loss on available for sale securities recognized in other comprehensive income is as follows:

                                                                                  Year Ended December 31,
                                                                ----------------------------------------------------
                                                                            2000             1999              1998
                                                                            ----             ----              ----
                                                                                   (Dollars In Thousands)

Holding gain (loss) arising during the year, net of tax                   $  513         $ (1,671)           $  822
Reclassification adjustment, net of tax                                       32             (292)             (166)
                                                                          ------            -----             -----

Net unrealized gain (loss) recognized in other comprehensive income       $  545          $(1,963)           $  656
                                                                          ======          ========           ======

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998 (Continued)
--------------------------------------------------------------------------------

19.      STOCK BENEFIT PLANS

Stock Option Programs - On August 24, 1995, the stockholders of the Company approved the 1995 Incentive Stock Option Plan (the "Stock Option Plan"). Under the Stock Option Plan, the Company may grant to officers and employees of the Company and its affiliate, the Bank, both non-statutory and incentive stock options, as defined under the Internal Revenue Code, to purchase shares of the Company's common stock.

On August 24, 1995, the stockholders of the Company also approved the 1995 Stock Option Plan For Outside Directors (the "Directors Option Plan"). Under the Directors' Option Plan, directors who are not officers or employees of the Company or Bank may be granted non-statutory stock options to purchase shares of the Company's common stock.

On May 25, 2000, the stockholders of the Company approved amendments to the Stock Option Plan. These amendments included:

o an increase in the number of shares reserved for issuance under the Stock Option Plan from 414,107 shares to 660,000 shares

o an increase in the strike price of options granted under the Stock Option Plan from not less than 100% of the fair market value of the common stock on the date of grant (except that the exercise price for beneficial owners of more than 10.0% of the outstanding voting stock of the Company must be equal to 110% of the fair market value of the common stock on the date of grant) to at least 110% of the fair market value of the common stock on the date of grant for all grants occurring on or after May 25, 2000

o providing additional flexibility in the vesting schedule for both incentive stock options and non-statutory stock options

o    allowing   non-employee   directors   to  be  eligible  for  the  grant  of
     non-statutory stock options under the Stock Option Plan

Options granted under the Stock Option Plan prior to May 25, 2000 entitle the holder to purchase one share of the common stock at the fair market value of the common stock on the date of grant. Options granted under the Stock Option Plan prior to May 25, 2000 begin to vest one year after the date of grant ratably over five years and expire no later than ten years after the date of grant.

Options granted under the Stock Option Plan after May 24, 2000 entitle the holder to purchase one share of the common stock at 110% of the fair market value of the common stock on the date of grant. Options granted under the Stock Option Plan after May 24, 2000 vest at various times as specified under each individual option agreement and expire no later than ten years after the date of grant.

Options granted under the Directors Option Plan entitle the holder to purchase one share of the common stock at the fair market value of the common stock on the date of grant. Options begin to vest one year after the date of grant ratably over five years and expire no later than ten years after the date of grant.

As of December 31, 2000, no stock options under either the Stock Option Plan or the Directors Option Plan were granted to an individual owning common stock representing more than 10.0% of the total combined voting power of the Company's common stock.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998 (Continued)
--------------------------------------------------------------------------------

All options under the Stock Option Plan become 100% exercisable in the event that the employee terminates his employment due to death, disability, or, to the extent not prohibited by the OTS, in the event of a change in control of the Company or the Bank.

All options under the Directors Option Plan become 100% exercisable in the event that the director terminates membership on the board of directors due to death, disability, or, to the extent not prohibited by the OTS, in the event of a change in control of the Company or the Bank.

The Company applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for stock options. Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of grant over the amount the employee or director must pay to acquire the stock. Because the Company's stock option Plans provide for the issuance of options at a price of no less than the fair market value at the date of grant, no compensation cost is required to be recognized for the stock option Plans.

Had compensation costs for the stock option Plans been determined based upon the fair value at the date of grant consistent with SFAS No. 123, Accounting For Stock Based Compensation, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below. The pro forma amounts presented below were calculated utilizing the Black-Scholes option pricing model, with forfeitures recognized as they occur, incorporating the assumptions detailed on the following page.

                                                                        Year Ended December 31,
                                                       ----------------------------------------------------
                                                                   2000             1999              1998
                                                                   ----             ----              ----
                                                                (Dollars In Thousands, Except Share Data)
Net income:
     As reported                                                $ 2,523          $ 3,301           $ 1,436
     Pro forma                                                  $ 2,223          $ 3,022           $ 1,177

Basic earnings per share:
     As reported                                                 $ 0.81           $ 1.02            $ 0.41
     Pro forma                                                   $ 0.71           $ 0.94            $ 0.34

Diluted earnings per share:
     As reported                                                 $ 0.81           $ 0.99            $ 0.39
     Pro forma                                                   $ 0.71           $ 0.91            $ 0.32

Shares utilized in Basic EPS calculations                     3,110,910        3,231,162         3,501,738
Shares utilized in Diluted EPS calculations                   3,123,552        3,320,178         3,638,693

The original number of stock options allowed under the Stock Option Plan in 1995 was 351,758 shares. Pursuant to the terms of the Stock Option Plan, the Board of Directors authorized increases in allowable shares of 28,123 in 1998 and 34,226 in 1999. On May 25, 2000, stockholders approved an increase in allowable shares to 660,000.

The original number of stock options allowed under the Directors Option Plan in 1995 was 97,929 shares. This figure has not changed since the initial adoption of the Directors Option Plan.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998 (Continued)
--------------------------------------------------------------------------------

The status of the aggregate stock options under the two Plans as of December 31,
2000,  1999, and 1998,  and changes  during the years then ended,  are presented below. The abbreviation "FMV" represents "fair market value".
                                                                          December 31,
                                      ------------ ------------ --- -------------------------- -- ------------ -------------
                                                2000                          1999                          1998
                                      -------------------------     --------------------------    --------------------------
                                                      Weighted                       Weighted                      Weighted
                                                       Average                        Average                       Average
                                                      Exercise                       Exercise                      Exercise
                                           Shares        Price           Shares         Price          Shares         Price
                                           ------        -----           ------         -----          ------         -----
Options outstanding at the
   beginning of the year                  362,597       $10.30          418,311        $10.38         381,279         $9.21
Granted                                   197,865       $10.00            5,000        $14.75          85,498        $14.90
Canceled                                   10,226       $10.49           26,932        $13.59          13,117         $9.10
Exercised                                      --        $  --           33,782         $9.40          35,349         $9.10
                                          -------                       -------                       -------
Options outstanding at year end           550,236       $10.19          362,597        $10.30         418,311        $10.38
                                          =======                       =======                       =======
Options outstanding at year end:
   Granted at 100% FMV                    464,236       $10.04
   Granted at 110% FMV                     86,000       $10.98

Options exercisable at year end:
   Granted at 100% FMV                    308,262        $9.65          239,853         $9.51         191,569         $9.19
   Granted at 110% FMV                     17,240       $11.76               --                            --
                                          -------                       -------                       -------

Total                                     325,502        $9.76          239,853         $9.51         191,569         $9.19

Options available for future grants       127,543                        69,289                        13,131

Weighted average remaining
   contractual life of options
   outstanding at year end              6.6 years                     6.2 years                     7.3 years

Weighted average information for
   options granted during the year
   at 100% of FMV:

Fair value                                  $4.68                         $7.76                         $7.74

Weighted average information for
   options granted during the year
   at 110% of FMV:

Fair value                                  $4.41                            --                            --

Assumptions utilized in the Black-
   Scholes option-pricing model
   (for all options granted each
   year)

Dividend Yield                              0.00%                         1.00%                         1.00%
Expected stock price volatility            35.00%                        45.00%                        45.00%
Average risk-free interest rate             6.11%                         5.73%                         6.49%
Expected option lives                     8 years                       8 years                       8 years


MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998 (Continued)
--------------------------------------------------------------------------------

The following table summarizes information about the stock options outstanding at December 31, 2000:

Options Granted At 100% Of Fair Market Value:

                                                                  Weighted
                                                                   Average
                                                                 Remaining
Exercise                                     Number                   Life                 Number
Price                                   Outstanding               In Years            Exercisable
-----                                   -----------               --------            -----------
$ 8.19                                       45,000                    9.3                      0
$ 9.10                                      274,090                    4.6                274,090
$ 9.69                                       26,865                    9.2                      0
$10.13                                       40,000                    9.1                      0
$10.70                                        9,658                    5.5                  7,726
$14.75                                        5,000                    8.5                  1,000
$14.80                                       56,250                    7.5                 22,500
$16.60                                        7,373                    7.2                  2,946

$8.19 - $16.60                              464,236                    6.2                308,262
                                            =======                    ===                =======



Options Granted At 110% Of Fair Market Value:

                                                                  Weighted
                                                                   Average
                                                                 Remaining
Exercise                                     Number                   Life                 Number
Price                                   Outstanding               In Years            Exercisable
-----                                   -----------               --------            -----------

$ 9.77                                       12,500                    9.6                      0
$ 9.90                                       10,000                    9.4                      0
$11.21                                       43,500                    9.9                      0
$11.76                                       20,000                    5.7                 17,240
                                             ------                                        ------

$9.77 - $11.76                               86,000                    8.8                 17,240
                                             ======                    ===                 ======

TOTAL                                       550,236                    6.6                325,502
                                            =======                    ===                =======

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998 (Continued)
--------------------------------------------------------------------------------


Stock Award Programs - The Company maintains a Performance Equity Program ("PEP") for officers and employees. In addition, prior to the end of 2000, the Company maintained a Recognition and Retention Plan for Outside Directors
("RRP"). The Company accelerated the vesting of the remaining RRP shares, distributed the remaining shares, and terminated the RRP during 2000. These two stock award Plans (PEP and RRP) were designed to provide directors, officers, and employees with a proprietary interest in the Company in a manner designed to encourage such persons to remain with the Company and to improve the financial performance of the Company.

The Bank contributed $1.7 million during the fourth quarter of 1995 and the first quarter of 1996 to purchase 179,687 shares of Company common stock in the open market at a weighted average cost of $9.62 per share. This contribution was initially recorded as a reduction in stockholders' equity and then is ratably charged to compensation expense over the vesting period of the actual stock awards. Of the 179,687 shares acquired, 38,010 were allocated to the RRP, with the remaining 141,677 allocated to the PEP.

The PEP provides for two types of stock awards: time-based grants and performance-based grants. Time-based grants vest pro-rata on each anniversary of the grant date and become fully vested over the applicable time period as determined by the board of directors, typically five years. Vesting of performance-based grants is dependent upon achievement of criteria established by the board of directors for each stock award. Under the RRP, outside directors of the Company received exclusively time-based grants.

All stock awards granted will be immediately vested in the event the recipient terminates his employment (or in the case of a director, his service, including service as a Director Emeritus) due to death, disability, or a change in control of Monterey Bay Bank or Monterey Bay Bancorp, Inc. In the event the award recipient terminates his employment or service due to any reason other than death, disability, or a change in control, all unvested stock awards become null and void. In addition, to the extent that criteria for performance-based stock awards are not achieved, associated awards are forfeited and become available for re-issuance.

Periodic operating expense for time-based stock awards is recognized based upon fair market value at date of grant. Periodic operating expense for performance-based stock awards is recognized based upon fair market value at the earlier of the reporting date or the performance measurement date.

During 2000, the Company utilized previously unallocated shares under the PEP to compensate certain employees for their favorable performance. These shares were granted in lieu of cash incentive compensation and vested immediately.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998 (Continued)
--------------------------------------------------------------------------------

A summary of the PEP as of December 31, 2000,  1999,  and 1998,  and changes and related expense during the years ended on those dates, is presented below:
                                                                                 2000          1999          1998
                                                                                 ----          ----          ----
Stock awards outstanding at the beginning of the year                          30,864        56,772        71,503

Stock award activity during the year:

     Time based shares granted                                                 11,576            --        14,000
     Performance based shares granted                                          18,168            --            --
     Performance based shares granted in lieu of cash compensation              3,160            --            --
     Performance based shares immediately vested upon grant                    (3,160)           --            --
     Time based shares canceled                                                    --        (1,450)       (1,798)
     Performance based shares canceled                                         (1,129)       (4,781)       (6,276)
     Time based shares vested                                                 (11,860)      (12,668)      (11,095)
     Performance based shares vested                                          (12,540)       (7,009)       (9,562)
                                                                              -------        ------        ------

Stock awards outstanding at the end of the year                                35,079        30,864        56,772
                                                                               ======        ======        ======
Available for future awards at the end of the year                                 --        31,775        25,544
                                                                               ======        ======        ======

PEP compensation expense (In Whole Dollars)                                  $229,771      $227,093      $259,397
                                                                             ========      ========      ========

A summary of the status of the RRP as of December 31, 2000,  1999, and 1998, and
changes and related  expense during the years ended on those dates, is presented below:
                                                                        2000          1999          1998
                                                                        ----          ----          ----
Stock awards outstanding at the beginning of the year                  9,541        16,588        18,661

Stock award activity during the year:

     Time based shares granted                                            --            --         4,146
     Time based shares canceled                                           --            --            --
     Time based shares vested                                         (9,541)       (7,047)       (6,219)
                                                                      ------        ------        ------

Stock awards outstanding at the end of the year                           --         9,541        16,588
                                                                      ======        ======        ======

Available for future awards at the end of the year                        --            --            --
                                                                      ======        ======        ======

RRP compensation expense (In Whole Dollars)                          $66,349       $70,042       $66,594
                                                                     =======       =======       =======

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998 (Continued)
--------------------------------------------------------------------------------

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

The ESOP subscribed for 8.0% (or 359,375) of the shares of Company common stock issued in the Conversion at an adjusted price of $6.40 per share. On February 14, 1995, the ESOP borrowed $2.3 million from Monterey Bay Bancorp, Inc. in order to fund the purchase of the common stock. This loan is being repaid pro-rata over an approximately ten year period concluding on December 31, 2004, with the funds for repayment primarily coming from the Bank's contributions to the ESOP over a similar time period. The loan is collateralized by the shares of common stock held by the ESOP.

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

As of December 31, 2000, 215,625 shares were allocated to participants and committed to be released. As of December 31, 2000, the fair market value of the 143,750 unearned shares was $1.5 million based upon a closing market price per share of $10.69. The outstanding ESOP loan balance, which is not a component of the Company's consolidated financial statements, was $920 thousand at December 31, 2000.

Periodic operating expense associated with the ESOP is recognized based upon:

o    the number of Company common shares pro-rata allocated

o the fair market value of the Company's common stock at the dates shares are committed to be released

o any dividends received on unallocated shares as a reduction to periodic operating expense

The benefits expenses, not including administrative costs, related to the ESOP for the years ended December 31, 2000, 1999, and 1998 were $317 thousand, $454 thousand, and $526 thousand, respectively. At December 31, 2000 and 1999, the unearned compensation related to the ESOP was $920 thousand and $1.15 million, respectively. These amounts are shown as a reduction of stockholders' equity in the Consolidated Statements Of Financial Condition.

20.      401(K) PLAN

The Company maintains a tax deferred employee savings plan under Section 401(k) of the Internal Revenue Code. All employees are eligible to participate who are 21 years of age, have been employed by the Company for at least 90 days, and are scheduled to complete 1,000 hours of service or more per calendar year. The Company does not provide periodic or matching contributions to the 401(k) Plan. However, the Plan contains a profit sharing component under which the Company may elect to contribute. Through December 31, 2000, the Company has not made such an election.

The trust that administers the 401(k) Plan had assets of approximately $1.8 million and $1.9 million as of December 31, 2000 and 1999, respectively. None of these assets have been maintained at the Company or its subsidiary.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998 (Continued)
--------------------------------------------------------------------------------

21.      OFFICERS SALARY CONTINUATION PLAN

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

As a non-qualified Plan, no Company assets are segregated to meet the future obligations of the Company. Plan participants are general creditors of the Company.

During 2000, the Company offered a lump sum settlement to all remaining Plan participants in order to eliminate future periodic administrative costs associated with the Plan. All but two participants elected to receive a lump sum distribution. Such distributions were effected in either cash or Company common stock, as applicable, prior to the end of 2000.

At December 31, 2000, the Company maintained an accrued liability of $238 thousand, included in other liabilities, related to its cash payment obligations to the remaining two participants in the Plan, both of whom are currently receiving periodic cash payments. This figure represents the present value of the future payments due to the participants discounted at 5.0%.

At December 31, 1999, the Company designated 3,098 shares of common stock in conjunction with its obligation to provide benefits in the form of Company common stock and an accrued liability of $256 thousand for future cash benefits payable under the Plan.

Periodic expense associated with the Plan was $3 thousand in 2000, $44 thousand in 1999, and $19 thousand in 1998.

Payment obligations by the Company under the Plan as of December 31, 2000 extend through October, 2007.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998 (Continued)
--------------------------------------------------------------------------------

22.      DIRECTORS RETIREMENT PLAN

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

As a non-qualified Plan, no Company assets are segregated to meet the future obligations of the Company. Plan participants are general creditors of the Company.

During 2000, the Company offered a lump sum settlement to all remaining Plan participants in order to eliminate future periodic administrative costs associated with the Plan. All but two participants elected to receive a lump sum distribution. Such distributions were effected in either cash or Company common stock, as applicable, prior to the end of 2000.

At December 31, 2000, one of the two remaining participants had elected to receive a lump sum distribution in 2001 in satisfaction of the Company's obligations to him under the Plan. The heirs of the other remaining Plan participant at December 31, 2000 are receiving periodic cash payments under the Plan. At December 31, 2000, the Company maintained an accrued liability of $122 thousand included in other liabilities related to its cash payment obligations. This figure represents the present value of the future payments due to the participants discounted at 5.0%

At December 31, 1999, the Company maintained 29,788 shares related to its obligations to participants under the Plan. At December 31, 1999, the Company maintained an accrued liability of $196 thousand related to its cash payment obligations under the Plan.

Periodic expense associated with the Plan was $3 thousand in 2000, $68 thousand in 1999, and $33 thousand in 1998.

Payment obligations by the Company under the Plan as of December 31, 2000 extend through March, 2004.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998 (Continued)
--------------------------------------------------------------------------------

23.      PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

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

The condensed financial statements of Monterey Bay Bancorp, Inc. (parent company only) are as follows:



CONDENSED STATEMENTS OF FINANCIAL CONDITION
                                                                        December 31,
                                                                 ------------------------
                                                                      2000          1999
                                                                   (Dollars In Thousands)
ASSETS:
     Cash and due from depository institutions                      $  558        $   62
     Overnight deposits                                              3,210           100
                                                                   -------       -------
          Total cash & cash equivalents                              3,768           162

Mortgage-backed securities available for sale                           --         3,750
Loan receivable, net                                                    --         4,800
Other assets                                                            51           524
Investment in subsidiary                                            40,274        34,022
                                                                   -------       -------

          TOTAL ASSETS                                             $44,093       $43,258
                                                                   =======       =======


LIABILITIES AND STOCKHOLDERS' EQUITY:
     Liabilities:
           Securities sold under agreements to repurchase           $   --       $ 2,410
           Other liabilities                                           256            45
                                                                   -------       -------
                Total Liabilities                                      256         2,455

     Stockholders' equity                                           43,837        40,803
                                                                   -------       -------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $44,093       $43,258
                                                                   =======       =======

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998 (Continued)
--------------------------------------------------------------------------------

CONDENSED STATEMENTS OF OPERATIONS AND
          COMPREHENSIVE INCOME
                                                                                      Year Ended December 31,
                                                                             ---------------------------------------
                                                                                    2000         1999          1998
                                                                                    ----         ----          ----
                                                                                      (Dollars In Thousands)
Interest income:
     Interest on mortgage backed securities and investment securities              $  19        $ 334         $ 605
     Interest on loan receivable                                                     560          414           306
     Other interest income                                                            46           46           165
                                                                                  ------       ------        ------
          Total interest income                                                      625          794         1,076

Interest expense:
     Interest on securities sold under agreements to repurchase                       10          180           297
     Other borrowings                                                                 21           --            --
                                                                                  ------       ------        ------
          Total interest expense                                                      31          180           297

Net interest income before (benefit) provision for loan losses                       594          614           779

(Benefit) provision for loan losses                                                 (200)          50           150
                                                                                  ------       ------        ------

Net interest income after (benefit) provision for loan losses                        794          564           629

Loss on sale of mortgage backed securities available for sale                         79            7             1
Non-interest expense                                                                 817          552           503
                                                                                  ------       ------        ------

Income before (benefit) provision for income taxes                                  (102)           5           125
(Benefit) provision for income taxes                                                 (42)           3            50
                                                                                  ------       ------        ------
(Loss) income before undistributed net income of subsidiary                          (60)           2            75

Undistributed net income of subsidiary                                             2,583        3,299         1,361
                                                                                  ------       ------        ------

Net income                                                                        $2,523       $3,301        $1,436
                                                                                  ======       ======        ======

Other comprehensive income (loss)                                                    545       (1,963)          656
                                                                                  ------       ------        ------

Comprehensive income                                                              $3,068       $1,338        $2,092
                                                                                  ======       ======        ======

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998 (Continued)
--------------------------------------------------------------------------------

CONDENSED STATEMENTS OF CASH FLOWS
                                                                                     Year Ended December 31,
                                                                             ---------------------------------------
                                                                                    2000         1999          1998
                                                                                    ----         ----          ----
                                                                                      (Dollars In Thousands)
OPERATING ACTIVITIES:
   Net income                                                                    $ 2,523      $ 3,301       $ 1,436

   Adjustments to reconcile net income to net cash provided by operating activities:

      Undisbursed net income of subsidiary                                        (2,583)      (3,299)       (1,361)
      Amortization of premiums on securities                                          --           64           102
      (Benefit) provision for loan losses                                           (200)          50           150
      Loss on sale of securities                                                      79            7            --
      Cash receipts associated with ESOP                                             460          257           555
      Decrease (increase) in other assets                                            473         (466)           46
      Other, net                                                                     (44)         310            84
                                                                                 -------      -------       -------

          Net cash provided by operating activities                                  708          224         1,012
                                                                                 -------      -------       -------

INVESTING ACTIVITIES:

   Loans originated                                                                   --           --        (5,000)
   Proceeds from repayments of loans                                               5,000           --            --
   Dividend from subsidiary                                                           --           --         8,500
   Investment in subsidiary                                                       (2,100)          --            --
   Principal repayments on mortgage backed securities available for sale              49        2,021         3,199
   Proceeds from sales of mortgage backed securities available for sale            3,702          724           975
   Proceeds from maturities of investment securities                                  --           --           100
                                                                                 -------      -------       -------

         Net cash provided by investing activities                                 6,651        2,745         7,774
                                                                                 -------      -------       -------

FINANCING ACTIVITIES:

   Repayments from reverse repurchase agreements, net                             (2,410)      (2,080)         (710)
   Cash dividends paid to stockholders                                              (274)        (530)         (463)
   Sales of treasury stock                                                           182          318           322
   Purchases of treasury stock                                                    (1,251)      (1,668)       (8,624)
                                                                                 -------      -------       -------

         Net cash used in financing activities                                    (3,753)      (3,960)       (9,475)
                                                                                 -------      -------       -------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                                 3,606         (991)         (689)

CASH & CASH EQUIVALENTS AT BEGINNING OF YEAR                                         162        1,153         1,842
                                                                                 -------      -------       -------

CASH & CASH EQUIVALENTS AT END OF YEAR                                           $ 3,768        $ 162       $ 1,153
                                                                                 =======        =====       =======

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998 (Continued)
--------------------------------------------------------------------------------

24.          ESTIMATED FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgement is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different assumptions and / or estimation methodologies may have a material effect on the estimated fair value amounts.

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

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998 (Continued)
--------------------------------------------------------------------------------

Commitments To Extend Credit - The estimated fair values of commitments to fund loans are estimated using the fees currently charged to enter into similar agreements, considering the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, the estimated fair values also incorporate the difference between current levels of interest rates for similar commitments and the committed rates.

Standby Letters Of Credit - The estimated fair values of standby letters of credit were determined by using the fees currently charged taking into consideration the remaining terms of the agreements and the creditworthiness of the counterparties.

The  carrying  amounts  and  estimated  fair values of the  Company's  financial instruments are as follows:
                                                                  December 31, 2000               December 31, 1999
                                                            ---------------------------     ---------------------------
                                                                Carrying     Estimated          Carrying     Estimated
                                                                  Amount    Fair Value            Amount    Fair Value
                                                                  ------    ----------            ------    ----------
                                                                                (Dollars In Thousands)
ASSETS:
   Cash and cash equivalents                                    $ 25,159      $ 25,159          $ 12,833      $ 12,833
   Investment securities available for sale                        7,360         7,360            11,463        11,463
   Mortgage backed securities available for sale                  42,950        42,950            57,716        57,716
   Mortgage backed securities held to maturity                        --            --                60            60
   Loans receivable held for investment, net                     391,820       398,257           360,686       364,129
   FHLB stock                                                      2,884         2,884             3,213         3,213

LIABILITIES:

   Transaction deposit accounts                                  163,078       163,078           145,258       145,258
   Certificates of deposit                                       244,710       244,400           222,144       221,734
   Advances from the Federal Home Loan Bank                       32,582        32,501            49,582        48,009
   Securities sold under agreements to repurchase                     --            --             2,410         2,410

OFF-BALANCE SHEET
   Commitments to fund loans                                          --            --                --            --
   Standby letters of credit                                          --            --                --            --


The fair value estimates presented herein are based upon pertinent information available to management as of December 31, 2000 and 1999. The fair value amounts have not been comprehensively reevaluated since the reporting date. Therefore, current estimates of fair value and the amounts realizable in current secondary market transactions may differ significantly from the amounts presented herein.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998 (Continued)
--------------------------------------------------------------------------------

25.      QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of quarterly results:
                                                               First         Second          Third         Fourth
                                                             Quarter        Quarter        Quarter        Quarter
                                                             -------        -------        -------        -------
                                                                   (Dollars In Thousands, Except Share Data)
Year Ended December 31, 2000:
   Interest and dividend income                               $9,050        $ 9,411        $ 9,514        $ 9,782
   Interest expense                                            4,557          4,859          5,115          5,246
   Provision for loan losses                                     250            775            650            500
   Non-interest income                                           501            583            630            626
   Non-interest expense                                        3,337          3,369          3,552          3,418
   Provision for income taxes                                    608            437            366            535
   Net income                                                    799            554            461            709

Shares applicable to Basic earnings per share              3,138,424      3,075,153      3,100,164      3,129,897
Basic earnings per share                                      $ 0.25         $ 0.18         $ 0.15          $0.23

Shares applicable to Diluted earnings per share            3,150,825      3,076,403      3,103,799      3,163,182
Diluted earnings per share                                    $ 0.25         $ 0.18          $0.15          $0.22

Cash dividends paid per share                                 $ 0.08         $ 0.00         $ 0.00         $ 0.00



                                                               First         Second          Third         Fourth
                                                             Quarter        Quarter        Quarter        Quarter
                                                             -------        -------        -------        -------
                                                                   (Dollars In Thousands, Except Share Data)
Year Ended December 31, 1999:
   Interest and dividend income                               $8,225        $ 8,173        $ 8,578        $ 8,441
   Interest expense                                            4,451          4,268          4,218          4,451
   Provision for loan losses                                     220            200            265            150
   Non-interest income                                           684            778            564            479
   Non-interest expense                                        2,822          2,890          2,971          3,204
   Provision for income taxes                                    612            691            738            470
   Net income                                                    804            902            950            645

Shares applicable to Basic earnings per share              3,213,941      3,235,190      3,256,419      3,219,098
Basic earnings per share                                      $ 0.25         $ 0.28         $ 0.29          $0.20

Shares applicable to Diluted earnings per share            3,308,823      3,323,205      3,359,124      3,289,561
Diluted earnings per share                                    $ 0.24         $ 0.27          $0.28          $0.20

Cash dividends paid per share                                 $ 0.07         $ 0.00         $ 0.08         $ 0.00


Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

         None.



                                    PART III

Item 10.  Directors And Executive Officers Of The Registrant

         The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2001, which will be filed no later than 120 days following Registrant's fiscal year end. Information concerning Executive Officers who are not Directors is also contained in Part I of this report pursuant to paragraph (b) of Item 401 of Regulation S-K in reliance on Instruction G.

Item 11.  Executive Compensation

         The information relating to Director and Executive Officer compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2001, excluding the Compensation Committee Report on Executive Compensation and the Stock Performance Graph, which will be filed no later than 120 days following the Registrant's fiscal year end.

Item 12.  Security Ownership Of Certain Beneficial Owners And Management.

         The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2001, which will be filed no later than 120 days following the Registrant's fiscal year end.

Item 13.  Certain Relationships And Related Transactions.

         The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2001, which will be filed no later than 120 days following the Registrant's fiscal year end.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, And Reports On Form 8-K.

         (a)(1)   Financial Statements

         The following consolidated financial statements of the Registrant are filed as a part of this document under Item 8, "Financial Statements and Supplementary Data."

         Consolidated Statements Of Financial Condition At December 31, 2000 And 1999.

         Consolidated Statements of Operations For Each Of The Years In The Three Year Period Ended December 31, 2000.

         Consolidated Statements Of Changes In Stockholders' Equity For Each Of The Years In The Three Year Period Ended December 31, 2000.

         Consolidated Statements Of Cash Flows For Each Of The Years In The Three Year Period Ended December 31, 2000.

         Notes To Consolidated Financial Statements.

         Independent Auditors' Report.

         (a)(2) Financial Statement Schedules

         Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto under Item 8, "Financial Statements and Supplementary Data."

         (a)(3)   Management Contracts (see Item 14 (c), below)

         (b) Reports On Form 8-K Filed During The Last Quarter Of The Registrant's Fiscal Year Ended December 31, 2000

                  (1) Form 8-K dated October 20, 2000 which includes the announcement of David E. Porter joining Monterey Bay Bank as a Senior Vice President, the appointment of
                           C. Edward Holden to the additional position of President of Monterey Bay Bancorp, Inc. and Monterey Bay Bank, and the resignation of Gary C. Tyack as a Senior Vice President of Monterey Bay Bank.

                  (2) Form 8-K dated October 31, 2000 which includes the announcement of earnings for the quarter ended September 30, 2000 and changes in the Board of Directors.

                  (3) Form 8-K dated December 26, 2000 which includes the announcement of the repayment in full of a $4.8 million business term loan that had been maintained on non-accrual status since the fourth quarter of 1999. This Form 8-K also includes the announcement of an additional investment of $2.1 million by Monterey Bay Bancorp, Inc. into its Monterey Bay Bank subsidiary.

                  (4) Form 8-K dated February 8, 2001 which includes the announcement of earnings for the quarter and full fiscal year ended December 31, 2000, the addition of Susan F. Grill as a Senior Vice President of Monterey Bay Bank, the appointment of Larry A. Daniels as a Director of Monterey Bay Bancorp, Inc. and Monterey Bay Bank, the date for the 2001 annual meeting of stockholders, and the record date for voting at the 2001 annual meeting of stockholders.

         (c)      Exhibits  Required  by  Securities  and  Exchange   Commission
                  Regulation S-K

Exhibit Number
--------------

   3.1   Certificate Of Incorporation Of Monterey Bay Bancorp, Inc.*

   3.3 Bylaws Of Monterey Bay Bancorp, Inc. As Amended And Restated Effective March 22, 2001

   4.0   Stock Certificate Of Monterey Bay Bancorp, Inc.*

  10.8   Form Of Monterey Bay Bank Of Employee Severance Compensation Plan.*

  10.9   Monterey Bay Bank 401(k) Plan.*

  10.10 Monterey Bay Bank 1995 Retirement Plan For Executive Officers And Directors.*

  10.11  Form Of Monterey Bay Bank Performance Equity Program For Executives.**

  10.12 Form Of Monterey Bay Bank Recognition And Retention Plan For Outside Directors.**

  10.13 Form Of Monterey Bay Bancorp, Inc. 1995 Incentive Stock Option Plan As Amended And Restated Effective May 25, 2000.***

  10.14 Form Of Monterey Bay Bancorp, Inc. 1995 Stock Option Plan For Outside Directors.**

  10.17 Form Of Amended Change In Control Agreement Between Monterey Bay Bancorp, Inc., Monterey Bay Bank, And Seven Officers Effective March 22, 2001

  21 Subsidiary information is incorporated herein by reference to "Part I - Subsidiaries."

  23     Consent Of Deloitte & Touche LLP, Independent Auditors.

  27     Financial Data Schedule (in electronic filing only).

  * Incorporated herein by reference from the Exhibits to the Registration Statement on Form S-1, as amended, filed on September 21, 1994, Registration No. 33-84272.

  ** Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Stockholders' filed on July 26, 1995.

  *** Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Stockholders' filed on April 14, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MONTEREY BAY BANCORP, INC.

Date:  March 22, 2001         By:  /s/ C. Edward Holden
---------------------              --------------------
                                   C. Edward Holden
                                   Vice Chairman, Director, Chief Executive Officer, President

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name                                   Title                                                     Date
----                                   -----                                                     ----

/s/ McKenzie Moss                      Chairman of the Board of Directors                        March 22, 2001
-----------------------------------                                                              --------------
McKenzie Moss

/s/ Eugene R. Friend                   Vice Chairman, Director                                   March 22, 2001
-----------------------------------                                                              --------------
Eugene R. Friend

/s/ C. Edward Holden                   Vice Chairman, Director, Chief Executive Officer,         March 22, 2001
-----------------------------------    President                                                 --------------
C. Edward Holden

/s/ Mark R. Andino                     Chief Financial Officer (Principal Financial              March 22, 2001
-----------------------------------    and Accounting Officer)                                   --------------
Mark R. Andino

/s/ Josiah T. Austin                   Director                                                  March 22, 2001
-----------------------------------                                                              --------------
Josiah T. Austin

/s/ P. W. Bachan                       Director                                                  March 22, 2001
-----------------------------------                                                              --------------
P. W. Bachan

/s/ Edward K. Banks                    Director                                                  March 22, 2001
-----------------------------------                                                              --------------
Edward K. Banks

/s/ Nicholas C. Biase                  Director                                                  March 22, 2001
-----------------------------------                                                              --------------
Nicholas C. Biase

/s/ Diane S. Bordoni                   Director                                                  March 22, 2001
-----------------------------------                                                              --------------
Diane S. Bordoni

/s/ Larry A. Daniels                   Director                                                  March 22, 2001
-----------------------------------                                                              --------------
Larry A. Daniels

/s/ Steven Franich                     Director                                                  March 22, 2001
-----------------------------------                                                              --------------
Steven Franich

/s/ Stephen G. Hoffmann                Director                                                  March 22, 2001
-----------------------------------                                                              --------------
Stephen G. Hoffmann

/s/ Gary L. Manfre                     Director                                                  March 22, 2001
-----------------------------------                                                              --------------
Gary L. Manfre

                      (THIS PAGE INTENTIONALLY LEFT BLANK)