Form 10-Q
period 2001-03-31
MONTEREY BAY BANCORP INC
filed 2001-05-14
CIK 930429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,419,764 shares of common stock, par value $0.01 per share, were outstanding as of May 10, 2001.

                                     MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

                                      INDEX
                                                                                                            PAGE

PART I.          FINANCIAL INFORMATION

                 Item 1.   Financial Statements

                           Consolidated Statements Of Financial Condition As Of
                           March 31, 2001 (unaudited) And December 31, 2000                                 3-4

                           Consolidated Statements Of Operations (unaudited) For The Three
                           Months Ended March 31, 2001                                                      5-6

                           Consolidated Statement Of Stockholders' Equity (unaudited) For The
                           Three Months Ended March 31, 2001                                                 7

                           Consolidated Statements Of Cash Flows (unaudited) For The Three
                           Months Ended March 31, 2001 And March 31, 2000                                   8-9

                           Notes To Consolidated Financial Statements (unaudited)                          10-15

                 Item 2.   Management's Discussion And Analysis Of Financial Condition
                           And Results Of Operations                                                       16-41

                 Item 3.   Quantitative And Qualitative Disclosure About Market Risk                        42

PART II.         OTHER INFORMATION

                 Item 1.   Legal Proceedings                                                                42

                 Item 2.   Changes In Securities                                                            42

                 Item 3.   Defaults Upon Senior Securities                                                  42

                 Item 4.   Submission Of Matters To A Vote Of Security Holders                              42

                 Item 5.   Other Information                                                                43

                 Item 6.   Exhibits And Reports On Form 8-K                                                 43

                           (a)  Exhibits

                                   (10.18)  Employment Agreement With C. Edward Holden
                                   (10.19)  Employment Agreement With Mark R. Andino

                           (b)  Reports On Form 8-K

Signature Page                                                                                              44

Item 1.  Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2001 (UNAUDITED) AND DECEMBER 31, 2000

---------------------------------------------------------------------------------------------------------------------
(Dollars In Thousands, Except Per Share Amounts)
                                                                                       March 31,         December 31,
                                                                                            2001                 2000
                                                                                        --------             --------
ASSETS

Cash and cash equivalents                                                               $ 15,781             $ 25,159
Securities available for sale, at estimated fair value:
     Investment securities (amortized cost of $7,699 and $7,696 at
          March 31, 2001 and December 31, 2000, respectively)                              7,300                7,360
     Mortgage backed securities (amortized cost of $47,564 and $43,675
          at March 31, 2001 and December 31, 2000, respectively)                          47,343               42,950
Loans held for sale                                                                          877                   --
Loans receivable held for investment (net of allowances for loan losses of
     $5,839 at March 31, 2001 and $5,364 at December 31, 2000)                           414,435              391,820
Investment in capital stock of the Federal Home Loan Bank, at cost                         2,932                2,884
Accrued interest receivable                                                                3,042                2,901
Premises and equipment, net                                                                8,043                7,375
Core deposit premiums, net                                                                 2,025                2,195
Real estate acquired via foreclosure, net                                                     --                   --
Other assets                                                                               3,801                3,546
                                                                                        --------             --------
TOTAL ASSETS                                                                            $505,579             $486,190

See Notes to Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

MARCH 31, 2001 (UNAUDITED) AND DECEMBER 31, 2000

----------------------------------------------------------------------------------------------------------------------
(Dollars In Thousands, Except Per Share Amounts)


                                                                                       March 31,         December 31,
                                                                                            2001                 2000
                                                                                        --------             --------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Non-interest bearing demand deposits                                                    $ 17,814             $ 17,065
Interest bearing NOW checking accounts                                                    42,180               41,859
Savings deposits                                                                          21,173               16,503
Money market deposits                                                                     88,850               87,651
Certificates of deposit                                                                  245,495              244,710
                                                                                        --------             --------
   Total deposits                                                                        415,512              407,788
                                                                                        --------             --------
FHLB advances and other borrowings                                                        42,608               32,582
Accounts payable and other liabilities                                                     1,677                1,983
                                                                                        --------             --------
     Total liabilities                                                                   459,797              442,353
                                                                                        --------             --------

Commitments and contingencies

STOCKHOLDERS' EQUITY

Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued                    --                   --
Common stock, $0.01 par value, 9,000,000 shares authorized;
     4,492,085 issued at March 31, 2001 and December 31, 2000;
     3,419,764 outstanding at March 31, 2001 and
     3,321,210 outstanding at December 31, 2000                                               45                   45
Additional paid-in capital                                                                28,300               28,278
Retained earnings, substantially restricted                                               33,324               32,722
Unallocated ESOP shares                                                                     (863)                (920)
Treasury shares designated for compensation plans, at cost (31,082 shares
     at March 31, 2001 and 35,079 shares at December 31, 2000)                              (299)                (338)
Treasury stock, at cost (1,072,321 shares at March 31, 2001 and
     1,170,875 shares at December 31, 2000)                                              (14,360)             (15,326)
Accumulated other comprehensive loss, net of taxes                                          (365)                (624)
                                                                                        --------             --------
     Total stockholders' equity                                                           45,782               43,837
                                                                                        --------             --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $505,579             $486,190
                                                                                        ========             ========

See Notes to Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000
(Dollars In Thousands, Except Per Share Amounts)
--------------------------------------------------------------------------------

                                                          FOR THE THREE MONTHS
                                                              ENDED MARCH 31,
                                                         -----------------------
                                                            2001           2000
                                                         -------        -------
INTEREST AND DIVIDEND INCOME:
   Loans receivable                                      $ 8,890        $ 7,736
   Mortgage backed securities                                808            959
   Investment securities and cash equivalents                297            355
                                                         -------        -------
         Total interest income                             9,995          9,050
                                                         -------        -------
INTEREST EXPENSE:
   Deposit accounts                                        4,684          3,839
   FHLB advances and other borrowings                        559            718
                                                         -------        -------
         Total interest expense                            5,243          4,557
                                                         -------        -------
NET INTEREST INCOME BEFORE PROVISION
     FOR LOAN LOSSES                                       4,752          4,493

PROVISION FOR LOAN LOSSES                                    500            250
                                                         -------        -------
NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSSES                                       4,252          4,243
                                                         -------        -------
NON-INTEREST INCOME:
   Gain (loss) on sale of mortgage backed securities
      and investment securities, net                          34            (79)
   Commissions from sales of noninsured products             117            207
   Customer service charges                                  408            280
   Income from loan servicing                                  2             37
   Other income                                               82             56
                                                         -------        -------
         Total non-interest income                           643            501
                                                         -------        -------

See Notes to Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (Continued)
THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000
(Dollars In Thousands, Except Per Share Amounts)
--------------------------------------------------------------------------------


                                                            FOR THE THREE MONTHS
                                                              ENDED MARCH 31,
                                                        ------------------------

                                                           2001             2000
                                                         ------           ------
NON-INTEREST EXPENSE:
   Compensation and employee benefits                     1,658            1,460
   Occupancy and equipment                                  350              312
   Deposit insurance premiums                                49               47
   Data processing fees                                     442              289
   Legal and accounting expenses                            184              209
   Supplies, postage, telephone, and office expenses        190              189
   Advertising and promotion                                 31              101
   Amortization of intangible assets                        170              175
   Consulting                                               242              168
   Other expense                                            526              387
                                                         ------           ------
         Total non-interest expense                       3,842            3,337
                                                         ------           ------
INCOME BEFORE INCOME TAXES                                1,053            1,407

PROVISION FOR INCOME TAXES                                  451              608
                                                         ------           ------
NET INCOME                                               $  602           $  799
                                                         ------           ------

EARNINGS PER SHARE:

     BASIC EARNINGS PER SHARE                            $ 0.19           $ 0.25
                                                         ------           ------
     DILUTED EARNINGS PER SHARE                          $ 0.18           $ 0.25
                                                         ------           ------

See Notes to Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) THREE MONTHS ENDED MARCH 31, 2001

(Dollars And Shares In Thousands)
-------------------------------------------------------------------------------------------------------------------------
                                                                                           Treasury
                                                                                             Shares
                                                                                             Desig-             Accum-
                                                                                              nated             ulated
                                                                                                For              Other
                                                                 Addi-              Unal-      Com-            Compre-
                                              Common Stock      tional       Re-  located      pen-            hensive
                                             --------------    Paid-In    tained     ESOP    sation  Treasury  Income
                                             Shares   Amount   Capital  Earnings   Shares     Plans     Stock   (Loss)     Total
                                             ------   ------   -------  --------   ------     -----     -----   ------     -----
Balance At December 31, 2000                  3,321      $45  $ 28,278  $ 32,722   $ (920)   $ (338) $(15,326)  $ (624) $ 43,837

Exercise of stock options                        92                (28)                                   897                869

Director fees paid using treasury stock           7                  8                                     69                 77

Amortization of stock
     compensation                                                   42                 57        39                          138

Comprehensive income:
     Net income                                                              602                                             602

     Other comprehensive income:
          Change in net unrealized loss
               on securities available for
               sale, net of taxes of $195                                                                          279       279

          Reclassification adjustment for
               gains on securities available
               for sale included in income,
               net of taxes of ($14)                                                                               (20)      (20)
                                                                                                                        --------

     Other comprehensive income, net                                                                                         259
                                                                                                                        --------

Total comprehensive income                                                                                                   861
                                                                                                                        --------

                                             ------    -----  --------  --------  -------- --------- --------- -------- --------
Balance at March 31, 2001                     3,420    $  45  $ 28,300  $ 33,324   $ (863)   $ (299) $(14,360)   $(365) $ 45,782
                                             ======    =====  ========  ========  ======== ========= ========= ======== ========

See Notes to Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000

-----------------------------------------------------------------------------------------------------------------
(Dollars In Thousands)
                                                                                            FOR THE THREE MONTHS
                                                                                               ENDED MARCH 31,
                                                                                           ----------------------

                                                                                             2001          2000
                                                                                           -------        ------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                                  $  602        $  799
                                                                                           -------        ------
Adjustments  to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization of premises and equipment                                        114           111
Amortization of intangible assets                                                              170           175
Accretion of purchase (discounts), net of amortization of purchase premiums                     (8)           13
Amortization of deferred loan fees and costs, net                                              (78)          (76)
Provision for loan losses                                                                      500           250
Federal Home Loan Bank stock dividends                                                         (48)          (44)
Gross ESOP expense before dividends received on unallocated shares                              57            86
Compensation expense associated with stock compensation plans                                   30            47
(Gain) loss on sale of mortgage-backed and investment securities                               (34)           79
Gain on sale of loans                                                                           (5)           --
Origination of loans held for sale                                                          (1,920)         (864)
Proceeds from sales of loans held for sale                                                   1,048           521
Increase in accrued interest receivable                                                       (141)          (77)
(Increase) decrease in other assets                                                           (255)          270
(Decrease) increase in accounts payable and other liabilities                                 (306)          742
Other, net                                                                                    (433)         (151)
                                                                                           -------        ------
     Net cash (used in) provided by operating activities                                      (707)        1,881
                                                                                           -------        ------

CASH FLOWS FROM INVESTING ACTIVITIES:

Net increase in loans held for investment                                                  (22,615)       (8,047)
Purchases of mortgage backed securities available for sale                                 (14,424)       (6,032)
Principal repayments on mortgage backed securities                                           7,660         1,463
Proceeds from sales of mortgage backed securities available for sale                         2,907         3,702
Purchases of premises and equipment                                                           (782)          (48)
                                                                                           -------        ------
     Net cash used in investing activities                                                 (27,254)       (8,962)
                                                                                           -------        ------

See Notes to Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000

(Dollars In Thousands)
---------------------------------------------------------------------------------------------------------
                                                                                   FOR THE THREE MONTHS
                                                                                      ENDED MARCH 31,
                                                                                  ----------------------

                                                                                      2001          2000
                                                                                   -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase in deposits                                                             7,724        14,595
Proceeds (repayments) from FHLB advances, net                                       10,000            --
(Repayments) proceeds of securities sold under agreements to repurchase, net            --        (2,410)
Proceeds of other borrowings, net                                                       26            --
Cash dividends paid to stockholders                                                     --          (274)
Purchases of treasury stock                                                             --        (1,251)
Sales of treasury stock                                                                833            79
Sales of treasury stock for stock compensation plans                                    --           216
                                                                                   -------       -------
     Net cash provided by financing activities                                      18,583        10,955
                                                                                   -------       -------
NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                                  (9,378)        3,874

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      25,159        12,833
                                                                                   -------       -------
CASH & CASH EQUIVALENTS AT END OF PERIOD                                           $15,781       $16,707
                                                                                   -------       -------


SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid during the period for:

     Interest on deposits and borrowings                                           $ 5,204       $ 4,381
     Income taxes                                                                      200           550


SUPPLEMENTAL DISCLOSURES OF NON CASH
INVESTING AND FINANCING ACTIVITIES

Real estate acquired in settlement of loans                                             --            --

See Notes to Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 1:  Basis Of Presentation

         The accompanying consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

         These unaudited consolidated financial statements and the information under the heading "Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations" and the information under the heading "Item
3. Quantitative And Qualitative Disclosure About Market Risk" have been prepared with presumption that users of this interim financial information have read, or have access to, the most recent audited consolidated financial statements and notes thereto of Monterey Bay Bancorp, Inc. for the fiscal year ended December 31, 2000 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

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

         There was no difference in the numerator, net income, used in the calculation of basic earnings per share and diluted earnings per share. The denominator used in the calculation of basic earnings per share and diluted earnings per share for the three month periods ended March 31, 2001 and 2000 is reconciled in the following table. The following table also reconciles the calculation of the Company's Basic EPS and Diluted EPS for the periods indicated.

                                                 For The Three Months
                                                    Ended March 31,
                                              ---------------------------
(In Whole Dollars And Whole Shares)
                                                     2001           2000

Net income                                    $   602,000    $   799,000
                                              -----------    -----------
Average shares issued                           4,492,085      4,492,085

Less weighted average:
   Uncommitted ESOP shares                       (139,258)      (175,195)
   Non-vested stock award shares                  (33,615)       (72,007)
   Treasury shares                             (1,091,971)    (1,106,459)
                                              -----------    -----------
Sub-total                                      (1,264,844)    (1,353,661)
                                              -----------    -----------
Weighted average BASIC shares outstanding       3,227,241      3,138,424

Add dilutive effect of:
   Stock options                                   46,729         11,912
   Stock awards
                                                      589            489
                                              -----------    -----------
Sub-total                                          47,318         12,401
                                              -----------    -----------
Weighted average DILUTED shares outstanding     3,274,559      3,150,825

Earnings per share:

   BASIC EPS                                  $      0.19    $      0.25
                                              ===========    ===========
   DILUTED EPS                                $      0.18    $      0.25
                                              ===========    ===========

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

--------------------------------------------------------------------------------


NOTE 3:  Other Comprehensive Income

         The Company's only source of other comprehensive income is derived from unrealized gains and losses on the portfolios of investment and mortgage backed securities classified as available for sale.

         Reclassification adjustments for realized net gains (losses) included in other comprehensive income for investment and mortgage backed securities classified as available for sale for the three months ended March 31, 2001 and 2000 are summarized as follows:

                                                  Three Months Ended March 31,
                                             ----------------------------------
                                                     2001              2000
                                                    -----            ------
(Dollars In Thousands)

Gross reclassification adjustment                   $  34            $  (79)
Tax (expense) benefit                                 (14)               33
                                                    -----            ------
Reclassification adjustment, net of tax             $  20            $  (46)
                                                    -----            ------

         A reconciliation of the net unrealized gain or loss on available for sale securities recognized in other comprehensive income is as follows:

                                                    Three Months  Ended
                                                        March 31,
                                                    --------------------
                                                      2001         2000
                                                     -----       ------
(Dollars In Thousands)

Holding gain (loss) arising during the period, net   $ 279       $ (145)
of tax Reclassification adjustment, net of tax         (20)          46
                                                     -----       ------
Net unrealized gain (loss) recognized in
     other comprehensive income                      $ 259       $  (99)
                                                     -----       ------

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

--------------------------------------------------------------------------------


NOTE 4:  Stock Option Plans

         The Company maintains the Amended 1995 Incentive Stock Option Plan and the 1995 Stock Option Plan For Outside Directors. Under these plans, stock options typically vest over a five year time period, although other vesting periods are permitted under the Amended 1995 Incentive Stock Option Plan and have been utilized by the Company from time to time. All outstanding stock options under both of these plans vest upon a change in control of the Company. The following tables summarize the combined status of these plans:

                                                             Stock                            Stock       Average
                                                           Options            Stock         Options      Exercise
                           Stock           Stock      Cumulatively          Options       Available      Price Of
                         Options         Options        Vested And     Cumulatively      For Future        Vested
Date                  Authorized     Outstanding       Outstanding        Exercised          Grants       Options
----                  ----------     -----------       -----------        ---------          ------       -------
December 31, 2000        757,929         550,236           325,502           80,150         127,543         $9.76
March 31, 2001           757,929         468,687           248,799          171,699         117,543        $10.05


Activity during the three months ended March 31, 2001 included:

                                   Three Months Ended
                                       March 31, 2001
Granted                                        10,000
Canceled                                           --
Exercised                                      91,549
Vested                                         14,846


         An additional 500 incentive stock options were approved for issuance at the April 26, 2001 meeting of the Board of Directors of MBBC. These options were issued, consistent with the 1995 Incentive Stock Option Plan, as Amended, with a strike price of 110% of the fair market value of the Company's common stock on the date of grant.

         The exercise price of individual vested stock options ranged from a low of $9.10 per share to a high of $16.60 per share as of March 31, 2001.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

--------------------------------------------------------------------------------


NOTE 5:  Stock Award Plans

         The Company maintains the Performance Equity Program ("PEP") for Officers and employees. Awards under the PEP typically vest over a five year time period, although from time to time the Company has utilized unallocated PEP shares for immediately vested stock grants in lieu of cash incentive compensation. Awards under the PEP are both time-based and performance-based. All outstanding stock awards under the PEP vest in the event of a change in control of the Company. The following table summarizes the status of this plan:

                                                                         Stock
                                                           Stock        Awards
                            Stock           Stock         Awards     Available
                           Awards          Awards   Cumulatively    For Future
Date                   Authorized     Outstanding         Vested        Grants
----                   ----------     -----------         ------        ------
December 31, 2000         141,677          35,079        106,598            --
March 31, 2001            141,677          31,082        110,595            --


         Activity during the three months ended March 31, 2001 included:

                     Three Months Ended
                         March 31, 2001
                         --------------
Granted                           1,325
Canceled                          1,325
Vested                            3,997


         During the three months ended March 31, 2001, a total of 1,325 PEP shares were forfeited. The Company used these shares in lieu of cash incentive compensation by issuing an identical number of immediately vested PEP stock grants.

         A total of 1,350 PEP shares were forfeited in April 2001. It is the Company's intention to utilize these shares in lieu of cash compensation during 2001.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

--------------------------------------------------------------------------------


NOTE 6:  Commitments & Contingencies

         At March 31, 2001, commitments maintained by the Company included firm commitments to originate $11.5 million in various types of loans and optional commitments to sell $877 thousand in fixed rate residential mortgages on a servicing released basis. The Company maintained no firm commitments to purchase loans or securities, to assume borrowings, or to sell securities at March 31, 2001.

         The Company has an initial arbitration date established in June, 2001 to address claims by the former President and Chief Operating Officer regarding payments due under his employment contracts. In the third quarter of 2000, the Company established a $250 thousand reserve for settlement of these claims. At this time, the Company, after conferring with counsel, believes this reserve to be adequate to cover its liabilities in this regard.

NOTE 7:  Recent Accounting Pronouncements

         Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as amended, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, as amended, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The adoption of SFAS No. 133, as amended, did not have a significant impact upon the Company's financial condition, results of operations, or cash flows.


NOTE 8:  Reclassifications

         Certain amounts in the December 31, 2000 and March 31, 2000 financial statements have been reclassified to conform to the March 31, 2001 financial statement presentation.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations


Forward-looking Statements

         Discussions of certain matters in this Report on Form 10-Q may constitute forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and as such, may involve risks and uncertainties. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations, are generally identifiable by the use of words or phrases such as "believe",
"expect", "intend", "anticipate", "estimate", "project", "forecast", "may increase", "may fluctuate", "may improve" and similar expressions or future or conditional verbs such as "will", "should", "would", and "could". These forward-looking statements relate to, among other things, expectations of the business environment in which Monterey Bay Bancorp, Inc. operates, projections of future performance, potential future credit experience, perceived opportunities in the market, and statements regarding the Company's mission and vision. The Company's actual results, performance, and achievements may differ materially from the results, performance, and achievements expressed or implied in such forward-looking statements due to a wide range of factors. These factors include, but are not limited to, changes in interest rates, general economic conditions, the demand for the Company's products and services, accounting principles or guidelines, legislative and regulatory changes, monetary and fiscal policies of the US Government, US Treasury, and Federal Reserve, real estate markets, competition in the financial services industry, and other risks detailed in the Company's reports filed with the Securities and Exchange Commission ("SEC") from time to time, including the Annual Report on Form 10-K for the fiscal year ended December 31, 2000. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

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

         At March 31, 2001, the Company had $505.6 million in total assets, $415.3 million in net loans receivable, and $415.5 million in total deposits. The Company is subject to regulation by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC"). The principal executive offices of the Company and the Bank are located at 567 Auto Center Drive, Watsonville, California, 95076, telephone number (831) 768 - 4800, facsimile number (831) 722 - 6794. The Company may also be contacted via electronic mail at: INFO@MONTEREYBAYBANK.COM. The Bank is a member of the Federal Home Loan Bank of San Francisco ("FHLB") and its deposits are insured by the FDIC to the maximum extent permitted by law.

         The Company conducts business from eight branch offices, 11 automated teller machines ("ATM's") including two stand-alone ATM's, and its administrative facilities. In addition, the Company supports its customers through bilingual (English / Spanish) 24 hour telephone banking, Internet banking, electronic bill payment, and ATM access through an array of networks including STAR, CIRRUS, and PLUS. Through its network of banking offices, the Bank emphasizes personalized service focused upon two primary markets: households and small businesses. The Bank offers a wide complement of lending and deposit products. The Bank also supports its customers by functioning as a federal tax depository, selling and purchasing foreign banknotes, issuing debit cards, providing domestic and international collection services, and supplying various forms of electronic funds transfer. Through its wholly-owned subsidiary, Portola Investment Corporation ("Portola"), the Bank provides, on an agency basis, mortgage life insurance, fire insurance, and a large selection of non-FDIC insured investment products including fixed and variable annuities, mutual funds, and individual securities.

         The Company's revenues are primarily derived from interest on its loan and mortgage backed securities portfolios, interest and dividends on its investment securities, and fee income associated with the provision of various customer services. Interest paid on deposits and borrowings constitutes the Company's largest type of expense. The Company's primary sources of funds are deposits, principal and interest payments on its asset portfolios, and various sources of wholesale borrowings including FHLB advances and securities sold under agreements to repurchase. The Company's most significant operating expenditures are its staffing expenses and the costs associated with maintaining its branch network. During the three months ended March 31, 2001, the Company incurred non-recurring operating costs associated with the March 2001 conversion of its primary data processing systems of approximately $408 thousand; in addition to the approximately $108 thousand of similar costs incurred in the fourth quarter of 2000.

Recent Developments

         Recent regulatory and financial industry developments have included the following:

o Federal legislation reforming the bankruptcy code remains stalled in Congress. This legislation, depending upon its final form, if any, could potentially assist the Bank in collecting on certain credits.

o The potential approval for interest to be paid on business checking accounts, expanding the number of monthly transactions permitted for FDIC insured money market accounts, and the payment of interest on reserves held at Federal Reserve Banks also remains stalled in Congress.

o The OTS in March issued an interim final rule that eliminated the previous mandated regulatory liquidity calculation with a general requirement that thrift institutions maintain sufficient liquidity. This rule provides greater operational flexibility for the Bank, as certain cash equivalent and investment positions no longer need be maintained solely to ensure conformity with the requirements under the prior rule.

o The possible revised regulation of or reduced government support for certain government sponsored enterprises, most notably the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA") continues to be debated in Congress, led by Louisiana Congressman Richard Baker.

o New capital and membership rules for the FHLB System continue to be drafted, with implementation anticipated during 2001. The FHLB-SF is currently developing its specific capital plan.

o The FHLB-SF became the tenth FHLB to participate in the Mortgage Partnership Finance ("MPF") Program, whereby the FHLB-SF acquires interests in conventional conforming and government program qualified fixed rate mortgages sold by member institutions such as the Bank.

o Financial services firms, including the Bank, are in the process of implementing new federal regulations governing customer privacy, with the new procedures required to take effect no later than July 1, 2001. The State of California legislature has been considering potentially different and / or more restrictive privacy requirements.

o A possible increase in (e.g. from $100,000 to $200,000 per depositor) or broadening of (e.g. all public agency deposits) federal deposit insurance coverage, perhaps combined with a new formula for FDIC insurance premiums, is under evaluation at the FDIC, where the Bush Administration has nominated Texas banker Don Powell to succeed Donna Tanoue as Chairman. Congress also continues to debate the merger of the Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF") of the FDIC.

o The OTS has proposed changes to capital regulations with the intent to eliminate unnecessary capital burdens and to align the OTS capital regulations more closely to those of the other financial institution regulators. Depending upon their final content, these new regulations could provide the Bank with added flexibility in its management of regulatory capital.

         At the Company's annual meeting of stockholders on May 24, 2001, Eugene
R. Friend and P. W. Bachan will retire from the Board of Directors after many decades of service. The intention of the Board is to reduce its size from twelve to ten members following the two retirements.

         In April 2001, the Bank collected in full on two loans that were on non-accrual status at March 31, 2001. One loan was a commercial real estate construction loan with an outstanding principal balance of $2.85 million. At March 31, 2001, the Bank had a $600 thousand specific reserve established for this loan. The second loan was a commercial real estate mortgage loan with an outstanding principal balance of $544 thousand. Both loans were located in the Bank's primary market area. In conjunction with both payoffs, the Bank received all principal, interest, fees, and expense reimbursements due.

State of California Energy Crisis

         The California legislature and Governor Gray Davis continue to debate possible solutions to the State's energy crisis. The largest utility in the State, Pacific Gas & Electric Company ("PG&E"), has filed bankruptcy, while the State is attempting to purchase certain assets, including transmission lines, from Southern California Edison. Energy suppliers are owed billions of dollars by PG & E alone, while the State has been losing millions of dollars per day purchasing wholesale power and then selling it to end users at lower prices. Standard & Poors recently decreased the State's credit rating, potentially increasing the State's cost of borrowing in the capital markets.

         Officials at the Federal Energy Regulatory Commission ("FERC") and California's federal congressional representatives have issued a range of statements and positions, including several regarding the potential regulation of wholesale energy prices. At this time, the Company cannot predict what the price and availability of energy might be in California during the traditional summer peak demand period, and the impact of the energy crisis upon the pace and nature of economic activity in the State.

         The Company's management remains concerned about the potential impact of the energy crisis upon the Company's operations and the financial condition of its borrowers and funds availability from its depositors. The Company itself is not a particularly large user of energy, as it conducts no manufacturing and operates in a moderate climate. The Company has a natural gas powered backup generator installed at its administrative headquarters designed to keep its computer network operational in the event of an electricity brown-out or black-out. The Company is in the process of acquiring a larger diesel powered backup generator with sufficient capacity to supply all functions at its administrative headquarters. The Bank's branches at this time do not have backup generators, and hence would need to limit their operations in the event of an electricity brown-out or black-out.

         As subsequently discussed in this Report, the uncertain impact of the California energy crisis upon consumers and businesses and the pace of State economic activity was one factor in the Company's increasing its allowance for loan losses during the first quarter of 2001. The Bank is now including an analysis of borrowers' exposure to energy availability and prices as part of its underwriting process for new loans, and as part of its asset review process for existing loans. During the second and third quarters of 2001, the Company plans to conduct a loan portfolio review with the intent to identify significant credits that might be particularly and materially unfavorably impacted by the California energy crisis. Depending upon the results of the review and the effects of the California energy crisis, the Company might need to increase its levels of provision for loan losses in future periods above those that would have been required in the absence of the California energy crisis.

         The Company is also exposed to the California energy crisis via the State's maintenance of $14.0 million in time deposits with the Bank as of March 31, 2001. Should the State need to withdraw such deposits, replacement funding for the Bank would likely be more expensive.

Overview Of Business Activity

         During the first quarter of 2001, the Company achieved a number of milestones in its strategic plan of transforming a 75 year old savings & loan into a community based financial services firm:

1. In February 2001, a new senior executive with ties to and previous business experience in the Monterey Bay Area was recruited to manage the Bank's Retail Banking, Professional Banking, and alternative investment activities. This executive completed the Bank's new management team, comprised of seasoned commercial bankers with significant experience across a range of industry functions.

2. Also in February 2001, Larry A. Daniels was appointed a Director of the Company and the Bank. Mr. Daniels is President of long-established Daniels & House Construction Company, headquartered in Monterey, California.

3. During March 2001, the Bank completed the conversion of its primary data processing system from an external service bureau to an in-house system built upon client / server and relational database technology. The new system supports a broader range of financial products and services than the prior system while also presenting the potential for enhancing customer service and improving operating efficiency. All of the Bank's loan and deposit accounts were being serviced on the new system by March 31, 2001.

4. Revamped financial products and a revised fee and service charge schedule implemented with the new computer system provide a range of account and service options for customers while more closely correlating the pricing for the products with the Company's costs of providing them.

5. Capital downstreamed from MBBC to the Bank during the fourth quarter of 2000 was leveraged into increased lending in California, resulting in a record balance for loans outstanding. Among the new loans generated during the first quarter of 2001 were a number of lines of credit to local businesses, as the Company continued to expand its Commercial Banking operations. New business banking relationships contributed toward a record level of deposits at March 31, 2001.

         The Board of Directors and management have targeted this transformation strategy based on their belief that this approach presents the best current opportunity to enhance long term stockholder value. As evidence of the Board's personal and professional support for the Company and its strategic plan, the Directors have voted to continue receiving their retainer fees in Company stock. In addition, the Company has continued to pursue the use of stock based compensation in lieu of cash compensation as a means of aligning employee interests with improvements in stockholder value.

         During 2001, the Company also achieved progress in addressing two historical issues that have consumed significant resources:

A. The Special Residential Loan Pool, originally $40.0 million at its purchase in 1998, (see "Special Residential Loan Pool") comprised of residential mortgages with a lower credit quality than typically accepted by the Bank, paid down to $10.1 million by April 20, 2001, compared with $16.5 million outstanding at December 31, 2000, with the seller / servicer for the pool continuing to meet its obligation to absorb all credit losses.

B. The Company established an initial arbitration date in June, 2001 to address claims by the former President and Chief Operating Officer regarding payments due under his employment contracts. This issue has required significant management time and generated additional legal costs over the past six months.

         Looking forward at the remainder of 2001, the Company plans to complete the installation of the technology and human infrastructure integral to the Bank's conversion into a community focused commercial bank. In conjunction with its strategic plan, the Company also intends to accelerate the transformation of its balance sheet toward a greater amount of income property and business lending funded with a higher percentage of transaction accounts. In addition, the Company has targeted improvements in its efficiency ratio and return on stockholders' equity, two key measures of financial performance where the Company has lagged peer institutions. However, the Company cannot provide assurance regarding its future results in these regards, with such uncertainty magnified by the economic and energy issues facing California in 2001.

Changes In Financial Condition From December 31, 2000 To March 31, 2001

         Total assets increased $19.4 million, or 4.0%, from $486.2 million at December 31, 2000 to a record $505.6 million at March 31, 2001. This rise in assets was funded with a combination of greater deposits, increased borrowings, and an expansion in stockholders' equity.

         Cash & cash equivalents decreased from $25.2 million at December 31, 2000 to $15.8 million at March 31, 2001. The Company maintained a higher than usual balance of cash & cash equivalents at the end of 2000 in part due to loan prepayments occurring late in the year and the Company's not reinvesting those proceeds into longer term assets before year end 2000.

         Investment securities available for sale decreased slightly from $7.4 million at December 31, 2000 to $7.3 million at March 31, 2001 primarily due to the change in the fair market value of the securities. At both December 31, 2000 and March 31, 2001, the Company's investment security portfolio was identically composed of two floating rate corporate trust preferred bonds rated "A-" or better by Standards & Poors.

         Mortgage backed securities available for sale rose from $43.0 million at December 31, 2000 to $47.3 million at March 31, 2001. The Company purchased $14.4 million in primarily Agency mortgage backed securities during the first three months of 2001:

o in anticipation of the lower interest rate environment and a potential increase in future prepayments on mortgage related assets

o to effectively utilize some of the $2.1 million in capital downstreamed from MBBC to the Bank during the fourth quarter of 2000

o to add assets to the Bank's balance sheet that qualify under the Qualified Thrift Lender Test

o to provide collateral for pledging under various secured deposit and borrowing programs

o        in  conjunction   with  the  Bank's   activities  under  the  Community
         Reinvestment Act ("CRA")

         During the first quarter of 2001, the Bank purchased a $1.0 million fixed rate Agency mortgage backed security comprised of loans to low to moderate income borrowers in the Bank's lending area. The Bank conducts such purchases in support of its local communities and as part of its proactive efforts under the CRA.

         The mortgage backed securities purchased during the first quarter of 2001 were a mix of fixed and variable rate Agency pass-through securities, and Agency and non-Agency fixed rate, relatively low duration collateralized mortgage obligations (CMO's").

         During the first quarter of 2001, the Bank sold a $2.9 million position in a long term, fixed rate Agency mortgage backed security in conjunction with its asset / liability management program. The Company's management believed that re-allocating the asset duration from the security to new loans would facilitate better community support and derive a higher yield for the same level of exposure to future increases in general market interest rates.

         Loans held for sale increased from none at December 31, 2000 to $877 thousand at March 31, 2001. The Company's pace of mortgage banking has accelerated in 2001 in conjunction with the Federal Reserve's interest rate cuts and declines in mortgage rates from their levels of one year ago, generating borrower impetus to refinance. The Company sells most of its long term, fixed rate residential mortgage production into the secondary market on a servicing released basis. All loans held for sale at March 31, 2001 were matched with optional commitments to deliver such loans into the secondary market.

         Net loans receivable held for investment rose from $391.8 million at December 31, 2000 to a record $414.4 million at March 31, 2001. The increase resulted from a combination of loan originations and pool purchases of residential, multifamily, and commercial real estate loans secured by properties in California. The Bank conducted the pool purchases to leverage the $2.1 million in capital downstreamed from MBBC during the fourth quarter of 2000. The Company followed its customary underwriting policies in evaluating these loan pools.

         Net loans as a percentage of total assets increased from 80.6% at December 31, 2000 to 82.1% at March 31, 2001, in conjunction with the Company's strategy supporting its interest margin, fostering economic activity in its local communities, and effectively utilizing the Bank's capital. The Company slowed its long term loan portfolio diversification away from residential mortgages during the first quarter of 2001 in part due to management's concerns about the future status of the California economy. Residential loans comprised 38.5% of gross loans at March 31, 2001, up from 37.8% at December 31, 2000. In contrast, construction and land loans, combined, decreased from 17.8% of gross loans at December 31, 2000 to 16.3% of gross loans at March 31, 2001.

         During the first quarter of 2001, the Company tightened its credit criteria for land and construction loans, with a particular focus on requiring greater borrower equity contribution and liquidity for new construction loans. This credit tightening did not occur in response to any specific decline in credit quality in the Company's loan portfolio, but rather as a proactive step in light of the slowing national economy and the unique issues facing California stemming from an uncertain supply and price of energy.

         During the second quarter of 2001, the Company intends to continue pursuing its long term shift in loan mix toward income property lending, with a particular focus on mortgages secured by multifamily buildings and various types of commercial real estate that is other than single-use. Multifamily loans increased from $76.7 million at December 31, 2000 to $84.4 million at March 31, 2001. Cash flows for apartment buildings in many parts of California have been bolstered in the past year by a combination of lower debt service due to declining interest rates and greater revenue due to a combination of lower vacancy rates and higher rental rates. Construction of new apartments in many parts of California has lagged demand, resulting in more favorable financial conditions for apartment building owners.

         The Company also intends to pursue increased lending to small to medium sized businesses during subsequent quarters in 2001, with an initial focus on lending to local companies, many of which have been depositors at the Bank for several years. The Company also intends to increase its lending to professionals (e.g. accountants, doctors, attorneys) in the Greater Monterey Bay Area during 2001. Early in the second quarter of 2001, the Bank hired additional professional bankers and commercial lenders, consistent with the strategic transformation of the Bank into a community focused commercial bank.

         Additional information regarding the composition of the Company's loan portfolio is presented in the following table:

                                                  March 31,       December 31,
                                                       2001               2000
(Dollars In Thousands)

Held for investment:
   Loans secured by real estate:
      Residential one to four unit                 $170,843           $160,155
      Multifamily five or more units                 84,358             76,727
      Commercial and industrial                     105,727            102,322
      Construction                                   57,857             59,052
      Land                                           14,668             16,310

   Sub-total loans secured by real estate           433,453            414,566
                                                   --------           --------
   Other loans:
      Home equity lines of credit                     5,770              5,631
      Loans secured by deposits                         464                494
      Consumer lines of credit, unsecured               190                175
      Business term loans                             1,694              1,641
      Business lines of credit                        3,602              1,438
                                                   --------           --------
   Sub-total other loans                             11,720              9,379

   Sub-total gross loans held for investment        445,173            423,945

   (Less) / Plus:
      Undisbursed construction loan funds           (24,757)           (26,580)
      Unamortized purchase premiums, net of
        purchase discounts                               49                 21
      Deferred loan fees and costs, net                (191)              (202)
      Allowance for estimated loan losses            (5,839)            (5,364)
                                                   --------           --------
Loans receivable held for investment, net          $414,435           $391,820
                                                   --------           --------
Held for sale:
   Residential one to four unit                     $   877            $    --
                                                   ========           ========

         Premises and equipment, net, increased from $7.4 million at December 31, 2000 to $8.0 million at March 31, 2001 primarily due to hardware and software purchases in support of the new core processing system. In future periods, third party data processing expenses are expected to decrease due to a reduction in service bureau charges, while depreciation and amortization expenses are expected to increase in conjunction with the new fixed assets.

         Core deposit premiums, net, declined by $170 thousand during the first three months of 2001 in conjunction with periodic amortization. Under OTS regulations, intangible assets, including core deposit premiums, reduce regulatory capital, resulting in lower regulatory capital ratios than would otherwise be the case.

         Total deposits increased from $407.8 million at December 31, 2000 to a record $415.5 million at March 31, 2001. Key trends within the deposit portfolio included:

o Non-interest bearing demand deposits increased from $17.1 million at December 31, 2000 to $17.8 million at March 31, 2001. This rise was supported by balances maintained by new commercial business customers, as the Bank often requires a certain amount of compensating balances in conjunction with a commercial credit facility. This increase was also supported by the Bank's issuing checks on its own account following the computer systems conversion. Outstanding checks drawn on the Bank's own account are accounted for as demand deposits.

o Interest bearing NOW checking account balances increased from $41.9 million at December 31, 2000 to $42.2 million at March 31, 2001. The Company revamped its checking products in conjunction with the core processing system conversion, expanding the use of tiered interest rates as a vehicle for encouraging customers to increase their balances and concentrate their accounts with the Bank. In addition, the Bank introduced bilingual (English and Spanish) telephone banking and continued to market Internet banking and electronic bill payment.

o Savings deposits increased from $16.5 million at December 31, 2000 to $21.2 million at March 31, 2001. This increase was primarily due to the re-categorization of approximately $4.2 million in balances from money market accounts to savings accounts in conjunction with the computer systems conversion. By the end of the first quarter of 2001, the Company eliminated its passbook based deposit accounts in favor of statement based accounts that integrate effectively with global ATM networks, debit cards, Internet banking, and telephone access. Management also believes that statement based deposit products present a lower likelihood of operating losses and provide a more regular opportunity for customer communication and marketing.

o Money market deposits rose from $87.7 million at December 31, 2000 to $88.9 million at March 31, 2001, with the amount of increase constrained by the aforementioned re-categorization of certain deposit accounts discussed above. During the first quarter of 2001, the Company repositioned its consumer money market accounts to better serve three distinct market segments, with the accounts designed for each market segment including tiered interest rates and comprehensive and flexible access.

o Certificate of deposit balances increased slightly from $244.7 million at December 31, 2000 to $245.5 million at March 31, 2001. The Company also redesigned its certificate of deposit products during the first quarter of 2001, providing the opportunity for customers to earn higher interest rates by increasing their balances, expanding their relationship with the Bank, and / or incrementally extending the term of their accounts. During the first quarter of 2001, the Company experienced particularly active competition for certificates of deposit from several financial institutions, especially one large thrift that regularly offered above market interest rates on shorter term certificates of deposit.

o The Company's sales and marketing efforts for deposits during the first three months of 2001 were focused on attracting additional transaction accounts. Transaction accounts constituted 40.9% of total deposits at March 31, 2001, up from 40.0% at December 31, 2000. Effecting a change in deposit mix is integral to the Company's strategic plan, as transaction accounts provide for a lower cost of funds versus most other funding sources, generate fee income, furnish opportunities for cross-selling other products and services to customers, and are typically less interest rate sensitive than many other funding sources.

o During the first quarter of 2001, the Company generally targeted its deposit rates at a higher competitive market percentile (i.e. relatively higher than usual) due to concerns about potential customer impact stemming from the computer systems conversion. For example, while the Company worked to minimize the customer impact of branch staff being allocated to training on the new computer system in advance of its implementation, branch staffing was lighter than targeted levels during parts of the first quarter of 2001.

o Following the computer systems conversion, the Company experienced an increase in the rate of deposit account closures. The account closures were concentrated in lower balance accounts that became subject to service charges because of the new fee and service charge schedule implemented with the computer systems conversion. Certain operational issues affecting customers arose following the conversion, also contributing to certain deposit account closures. However, the majority of these operating issues were successfully addressed in the weeks following the computer systems conversion.

o The new fee & service charge schedule implemented with the computer systems conversion is designed to allow the customer to select the products and services which best meet their financial needs while aligning the revenue from the various products with the Company's cost of providing them.

o The Company experienced a seasonal increase in deposit account balances during March 2001, as customers built up liquidity in advance of April income tax and property tax payments. Income tax refunds also seasonally contribute to a rise in deposit balances during the first quarter of each year.

         The Company's ratio of loans to deposits increased from 96.08% at December 31, 2000 to 99.95% at March 31, 2001, as the strong loan growth eclipsed the expansion in deposits. In light of this ratio, the Company is exploring various strategic alternatives for increasing its funding base, including new sites for traditional stand-alone branches and sites for branches domiciled within larger retail outlets. Early in the second quarter of 2001, two branch sales managers with years of experience in the Company's local markets were hired. The objectives for these new branch sales managers include the identification of new distribution and sales locations to enhance the Company's presence in the Greater Monterey Bay Area. No assurance can, however, be provided that the Company will be successful in obtaining additional distribution and sales locations.

         Borrowings increased from $32.6 million at December 31, 2000 to $42.6 million at March 31, 2001, primarily due to the Bank's acquiring two $5.0 million bullet (non-amortizing) FHLB advances with a term of one year during the first quarter of 2001. These new advances were acquired to fund the growth in the loan portfolio and to commence layering in borrowing maturities during 2002 as part of the Bank's cash management and asset / liability management programs. The new advances are collateralized by assets pledged from the Bank's loan portfolio.

         Total stockholders' equity increased from $43.8 million at December 31, 2000 to $45.8 million at March 31, 2001. Factors contributing to the increase included:

o    $602 thousand in 2001 year to date net income

o continued amortization of deferred stock compensation, including the issuance of certain compensation plan shares in lieu of cash compensation

o    the payment of Directors retainer fees with Company common stock

o the exercise of ninety-two thousand vested stock options by former employees, generating $869 thousand in additional stockholders' equity

o $259 thousand in other comprehensive income, net, stemming from the appreciation in the portfolios of securities classified as available for sale, which in turn resulted from the decline in general market interest rates during the first quarter of 2001

         The Company plans to continue utilizing stock compensation in lieu of cash compensation for certain payments during the second quarter of 2001. Management believes that compensating employees in stock fosters an alignment of employee interests with improvements in long term stockholder value. The Company did not conduct any share repurchases during the first quarter of 2001. The Company's tangible book value per share increased from $12.54 at December 31, 2000 to $12.80 at March 31, 2001.

Interest Rate Risk Management And Exposure

         The table below presents an overview of the interest rate environment during the fifteen months ended March 31, 2001. The 12MAT and 11th District Cost Of Funds Index ("COFI") are by nature lagging indices that trail changes in more responsive interest rate indices such as those associated with the Treasury or LIBOR markets.

Index/ Rate             12/31/99  3/31/00  6/30/00  9/30/00  12/31/00  3/31/01

3 month Treasury bill      5.31%    5.87%    5.85%    6.20%     5.89%    4.28%

6 month Treasury bill      5.73%    6.14%    6.22%    6.27%     5.70%    4.13%

1 year Treasury bill       5.96%    6.23%    6.05%    6.08%     5.36%    4.11%

2 year Treasury note       6.24%    6.47%    6.36%    5.97%     5.09%    4.18%

5 year Treasury note       6.34%    6.31%    6.18%    5.85%     4.97%    4.56%

10 year Treasury note      6.44%    6.00%    6.03%    5.80%     5.11%    4.92%

30 year Treasury bond      6.48%    5.83%    5.90%    5.88%     5.46%    5.44%

Target federal funds       5.50%    6.00%    6.50%    6.50%     6.50%    5.00%

Prime rate                 8.50%    9.00%    9.50%    9.50%     9.50%    8.00%

12MAT                      5.08%    5.46%    5.79%    6.04%     6.11%    5.71%

COFI                       4.85%    5.00%    5.36%    5.55%     5.62%    5.20%

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

         In recent quarters, the Company has maintained a relatively balanced exposure to changes in general market interest rates as measured by potential prospective changes in net portfolio value, also referred to as market value of portfolio equity. These potential prospective changes in net portfolio value are calculated based upon immediate, sustained, and parallel shifts in the term structure of interest rates, often referred to as the "yield curve". In other words, these calculations highlight that the fair value of the Company's assets exhibits about the same volatility as does its liabilities. However, in addition to the overall direction of general market interest rates, changes in relative rates (i.e. the slope of the term structure of interest rates) and relative credit spreads also impact net portfolio value and the Company's profitability.

         As highlighted in the above table, over the past fifteen months, general market interest rates first increased rapidly in early 2000, reached a plateau approximately during the third quarter of 2000, and then fell rapidly in the first quarter of 2001. Throughout this time period, the impact of changing rates on the Company's interest margin was moderate, providing empirical support for the financial modeling previously described.

         During the first quarter of 2001, the Company sought to maintain its relatively balanced interest rate risk profile by avoiding adding significant volumes of long term, fixed rate assets to the balance sheet. Long term, fixed rate assets are relatively more challenging to match fund, and therefore can expose the Company to interest rate risk in rising interest rate environments. During the first three months of 2001, the Company continued to sell the majority of its long term, fixed rate residential loan production into the secondary market on a servicing released basis. Mortgage backed security purchases were primarily either short term, fixed rate or longer maturity, but floating rate.

         The Company's strategic plan of transforming the Bank into a community focused financial services provider by nature presents a lower interest rate risk profile than historically experienced by the Bank when the balance sheet was highly concentrated in residential mortgages (including long term, fixed rate), which present greater embedded optionality than many other types of loans. However, management is concerned about the possible impact of a potentially historically low interest rate environment during 2001 if the Federal Reserve determines to drive interest rates to very low levels in an effort to support the US economy. If interest rates reach very low levels, the Company could experience margin compression since rates on various types of deposit accounts could reach either zero or near-zero, and thus no longer provide an opportunity to reduce the Company's cost of funding. In addition, historically low interest rates could spur a sufficiently large refinancing wave that could present the Company with excess liquidity at a time when reinvestment options would be relatively unattractive.

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

         At March 31, 2001, the Company maintained $15.8 million in cash and cash equivalents, untapped borrowing capacity in excess of $140 million at the FHLB-SF, and significant excess collateral in both loans and securities; collateral which is available for either liquidation or secured borrowings in order to meet future liquidity requirements. MBBC and the Bank have each entered into several Master Repurchase Agreements to permit securities sold under agreements to repurchase transactions with number of counterparties. In addition, at March 31, 2001, the Bank maintained $25.5 million in unsecured federal funds lines of credit from four correspondent financial institutions. However, there can be no assurance that funds from these lines of credit will be available at all times, or that the line will be maintained in future periods. The Bank is able to issue wholesale "DTC" certificates of deposit through two large, national investment banking firms as an additional source of liquidity.

         The OTS recently issued an interim final rule that repealed a statutory liquidity requirement for the Bank. The prior requirement mandated that the Bank maintain an average daily balance of liquid assets of at least 4.0% of its liquidity base (as defined). The Bank is, however, still required to maintain a safe and sound level of liquidity at all times, and will be examined by the OTS in this regard. Management believes that having a surplus of available liquidity at all times is prudent. With the capabilities of the new core processing system, the Bank intends to pursue loan specific (versus blanket lien) pledging to the FHLB-SF during 2001, thereby allowing the pledging of a broader range of collateral and fostering increasing borrowing capacity on all types of pledged collateral. Such loan specific pledging is forecast to materially increase the Bank's borrowing capacity with the FHLB-SF.

         At March 31, 2001, MBBC had cash & cash equivalents of $4.6 million. In addition, MBBC had no outstanding balance on a $2.0 million revolving line of credit. The loan agreement for this line of credit contains certain restrictions on the use of borrowed funds, including a prohibition for such funds to be used to repurchase Company common stock. Due to additional capital requirements implemented by the OTS for the Bank, the Bank is currently limited in its ability to pay dividends to MBBC.

Capital Resources And Regulatory Capital Compliance

         Federal banking regulatory agencies maintain a system providing for regulatory sanctions against financial institutions that are not adequately capitalized. The severity of these sanctions increases to the extent that an institution's capital falls further below the adequately capitalized thresholds. OTS Prompt Corrective Action ("PCA") regulations require specific capital ratios for five separate capital categories as set forth below:

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

         The following table summarizes the capital ratios required for an institution to be considered well capitalized and the Bank's regulatory capital at March 31, 2001 as compared to such ratios.

                                           Core Capital              Core Capital To             Total Capital To
                                           To Adjusted                Risk-weighted               Risk-weighted
                                           Total Assets                   Assets                      Assets
                                      -----------------------     -----------------------     -----------------------
                                         Balance     Percent         Balance     Percent         Balance     Percent
                                                                  (Dollars In Thousands)
Bank regulatory capital                 $ 39,619       7.93%        $ 39,619      10.98%        $ 44,140      12.23%
Well capitalized requirement              24,972       5.00%          21,657       6.00%          36,095      10.00%
                                        --------       ----         --------      -----         --------      ------
Excess                                  $ 14,647       2.93%        $ 17,962       4.98%        $  8,045       2.23%
                                        ========       ====         ========      =====         ========      ======
Adjusted assets (1)                     $499,437                    $360,947                    $360,947
                                        ========                    ========                    ========      ======

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

                                           March 31, 2001      December 31, 1999
                                           --------------      -----------------
Core capital to adjusted total assets               7.93%                  7.11%
Core capital to risk-weighted assets               10.98%                  9.58%
Total capital to risk-weighted assets              12.23%                 10.56%

         Other OTS capital regulations require the Bank to maintain: (a) tangible capital of at least 1.5% of adjusted total assets (as defined in the regulations), (b) core capital of at least 4.0% of adjusted total assets (as defined in the regulations) (unless the Bank has been assigned the highest composite rating under the Uniform Financial Institutions Rating System, in which case 3.00%), and (c) total capital of at least 8.0% of risk-weighted assets (as defined in the regulations).

         The following table summarizes these regulatory capital requirements for the Bank. As indicated in the table, the Bank's capital levels at March 31, 2001 exceeded all three of the currently applicable minimum regulatory capital requirements.

                                                                  Percent Of
                                                                    Adjusted
(Dollars In Thousands)                                                 Total
                                                 Amount               Assets
                                                -------               ------
Tangible Capital
Regulatory capital                              $39,619                7.93%
Minimum required                                  7,492                1.50%
Excess                                          $32,127                6.43%
                                                -------               ------

Core Capital
Regulatory capital                              $39,619                7.93%
Minimum required                                 19,977                4.00%
                                                -------               ------
Excess                                          $19,642                3.93%
                                                =======               ======

                                                                  Percent Of
                                                                       Risk-
                                                                    weighted
                                                 Amount               Assets
                                                -------               ------
Risk-based Capital
Regulatory capital                              $44,140               12.23%
Minimum required                                 28,876                8.00%
                                                -------               ------
Excess                                          $15,264                4.23%
                                                =======               ======

         At March 31, 2001, the Bank's regulatory capital levels exceeded the thresholds required to be classified as a "well capitalized" institution. The Bank's regulatory capital ratios detailed above do not reflect the additional capital (and assets) maintained by MBBC. Management believes that, under current regulations and institution-specific requirements, the Bank will continue to meet its minimum capital requirements. However, events beyond the control of the Bank, such as changing interest rates or a downturn in the economy or real estate markets in the areas where the Bank has most of its loans, could adversely affect future earnings and, consequently, the ability of the Bank to meet its future minimum regulatory capital requirements.

Asset Quality / Credit Profile

Non-performing Assets

         The following table sets forth information regarding non-performing assets at the dates indicated.

(Dollars In Thousands)                                                   March 31, 2001       December 31, 2000
                                                                         --------------       -----------------
Outstanding Balances Before Valuation Reserves

Non-accrual loans                                                               $ 4,653                 $ 4,666
Loans 90 or more days delinquent and accruing interest                               --                      --
Restructured loans in compliance with modified terms                                 --                      75
                                                                                -------                 -------
Total gross non-performing loans                                                  4,653                   4,741

Investment in foreclosed real estate before valuation reserves                       --                      --
Repossessed consumer assets                                                          --                      --
                                                                                -------                 -------
Total gross non-performing assets                                               $ 4,653                 $ 4,741
                                                                                =======                 =======
Gross non-accrual loans to total loans                                            1.10%                   1.17%
Gross non-performing loans to total loans                                         1.10%                   1.19%
Gross non-performing assets to total assets                                       0.92%                   0.98%
Allowance for loan losses                                                       $ 5,839                 $ 5,364
Allowance for loan losses to non-performing loans                               125.49%                 113.14%
Valuation allowances for foreclosed real estate                                 $    --                 $    --

         Non-accrual loans at March 31, 2001 are detailed in the following table:

(Dollars In Thousands)                         Number      Principal Balance
                                                   Of         Outstanding At
Category Of Loan                                Loans         March 31, 2001

Residential mortgage                                6                $ 1,196
Commercial & industrial real estate loan            1                    544
Commercial real estate construction loan            1                  2,852
Business term loan                                  2                     61
Consumer line of credit                             1                     --

Total                                              11                $ 4,653

         In April 2001, the Bank collected in full on the $544 thousand commercial & industrial real estate mortgage and the $2.85 million commercial real estate construction loan listed in the above table. Both loans were located in the Bank's primary market area. In conjunction with both payoffs, the Bank received all principal, interest, fees, and expense reimbursements due. Both of these loans were significantly delinquent and were nearing foreclosure prior to their payoff.

         Several of Company's non-accrual loans at March 31, 2001 were either fully current in payments or exhibited only minor delinquency. However, the Company determined to retain these loans on non-accrual status primarily due to past payment performance issues by the borrowers.

Criticized And Classified Assets

         The following table presents information concerning the Company's inventory of criticized ("OAEM") and classified ("substandard" and lower) assets. The category "OAEM" refers to "Other Assets Especially Mentioned", or those assets which present indications of potential future credit deterioration.

(Dollars In Thousands)          OAEM   Substandard    Doubtful    Loss    Total
                                ----   -----------    --------    ----    -----
December 31, 2000            $ 2,283       $ 6,323        $ --   $ 600   $9,206
March 31, 2001               $ 5,182       $ 4,897        $ --   $ 600  $10,679


         Classified assets as a percent of stockholders' equity decreased from 15.8% at December 31, 2000 to 12.0% at March 31, 2001.

         The March 31, 2001 Substandard assets in the above table include the two non-accrual loans totaling $3.4 million that paid off in full during April 2001. The $600 thousand specific reserve in the above table presented under "Loss" is associated with the commercial real estate construction loan that paid off in full during April 2001.

         The largest loan to become newly criticized during the first quarter of 2001 is a $2.3 million "mini-perm" mortgage loan participation maturing in 2004 secured by a beach resort in the Company's primary business area. The resort has experienced lower occupancy than forecast, contributing to a reduced cash flow and inadequate debt service coverage. The borrowers have continued to timely make all loan payments, however, and no delinquency was experienced through March 31, 2001. The Company rated this loan OAEM because of the cash flow inadequacy and concerns that higher prices for gasoline and a potential additional slowdown in economic activity might further reduce occupancy or realized average room rates. The Company intends to continue closely monitoring this loan.

         At March 31, 2001, the Company was in the process of working with borrowers to improve the credit profile of a number of criticized and classified loans in addition to the two non-accrual loans which paid off in April 2001. The Company's efforts in this regard have been bolstered by the addition of two senior executives with extensive credit experience over the past year. However, there can be no assurances that the Company will be successful in this regard.

Impaired Loans

         At March 31, 2001, the Company had total gross impaired loans, before specific reserves, of $4.7 million, constituting 11 credits. This compares to gross impaired loans of $5.3 million at December 31, 2000. Interest is accrued on impaired loans on a monthly basis except for those loans that are 90 or more days delinquent or those loans which are less than 90 days delinquent but where management has identified concerns regarding the collection of the credit. For the three months ended March 31, 2001, accrued interest on impaired loans was zero and interest of $22 thousand was received in cash. If all non-accrual loans had been performing in accordance with their original loan terms, the Company would have recorded interest income of $134 thousand during the three months ended March 31, 2001, instead of interest income actually recognized on cash payments of $22 thousand.

Special Residential Loan Pool

         During 1998, the Bank purchased a $40.0 million residential mortgage pool comprised of loans secured by homes throughout the nation (but with a concentration in California) that presented a borrower credit profile and / or a loan to value ratio outside of (less favorable than) the Bank's normal underwriting criteria. To mitigate its credit risk for this portfolio, the Bank obtained at purchase a scheduled principal / scheduled interest loan servicing agreement from the seller. Further, this agreement also contains a guaranty by the seller to absorb any principal losses on the portfolio in exchange for the seller's retention of a portion of the loans' yield through loan servicing fees. In obtaining these credit enhancements, the Bank functionally aggregated the credit risk for this loan pool into a single borrower credit risk to the seller / servicer of the loans. The Bank was subsequently informed by the OTS that structuring the purchase in this manner made the transaction an "extension of credit" by the Bank to the seller, which, by virtue of its size, violated the OTS' "Loans To One Borrower" regulation. The Bank continues to report to the OTS in this regard on a monthly basis.

         At March 31, 2001, the outstanding principal balance of this mortgage loan pool was $10.9 million, with $0.8 million received during April, 2001 (normal monthly remittance cycle) based upon prepayments and scheduled principal for March, 2001. At December 31, 2000, the outstanding principal balance of this mortgage loan pool was $16.5 million. The loans in this mortgage pool bear interest rates significantly in excess of current market rates for similar new loans extended to borrowers with moderate or better credit profiles. This rate differential contributed to the prepayments realized on the portfolio during the first quarter of 2001.

         Through the April 20, 2001 regularly scheduled remittance date, the seller performed per the loan servicing agreement, making scheduled principal and interest payments to the Bank while also absorbing all credit losses on the loan portfolio. At March 31, 2001, the Company categorized all loans within this mortgage pool as performing based upon the continued payment performance of the seller.

         Despite the performance of the seller, however, the Company has allocated certain reserves to this mortgage pool at March 31, 2001 due to concerns regarding the potential losses by the seller in honoring the guaranty, the present delinquency profile of the pool, and the differential between loan principal balances and current appraisals for foreclosed loans and loans in the process of foreclosure.

         The  Company  continues  to  monitor  the  financial   performance  and
condition of the seller on a monthly basis. The earnings and capital of the seller experienced favorable results during the first quarter of 2001, supported by the strong mortgage refinance market. In addition, the Company analyzes the payment performance and credit profile of the remaining outstanding loans on a monthly basis.

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

3. until further notice, the Bank's regulatory capital ratios were required to be maintained at levels no lower than the levels at December 31, 1999

         Because remaining a "well capitalized" financial institution is integral to the Bank's business strategy and due to the planned generation of additional regulatory capital in 2001 through a combination of net income, amortization of deferred stock compensation, issuance of stock in lieu of cash Director retainer fees, and amortization of intangible assets, management does not foresee that the aforementioned requirements will have a material adverse impact upon the Company in 2001. However, depending upon the tenure of and any potential modification of the additional requirements, as determined by the OTS, such requirements could present an unfavorable impact upon MBBC's liquidity and ability to pay cash dividends to stockholders and conduct share repurchases, as a result of potential restrictions upon the Bank's ability to pay dividends to MBBC.

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

         The following  table presents  activity in the Company's  allowance for loan losses during the three months ended March 31, 2001 and March 31, 2000:
                                                                                 Three Months Ended March 31,
                                                                              -----------------------------------
                                                                                        2001                 2000
                                                                                        ----                 ----
Allowance For Loan Losses                                                                 (Dollars In Thousands)

Balance at beginning of year                                                         $ 5,364              $ 3,502

   Charge-offs:

      Business lines of credit                                                           (25)                  --

   Total charge-offs                                                                     (25)                  --

   Recoveries                                                                             --                   --

   Provision for loan losses                                                             500                  250

Balance at March 31                                                                  $ 5,839              $ 3,752

Annualized ratio of net charge-offs during the period to average
   loans receivable, net, outstanding during the period                                 0.02%                0.00%


         Additional ratios applicable to the allowance for loan losses include:

                                                                              March 31, 2001     December 31, 2000
                                                                              --------------     -----------------
Allowance for loan losses as a percent of non-performing loans                        125.49%              113.14%

Allowance for loan losses as a percent of gross loans receivable
     net of undisbursed loan funds                                                      1.39%                1.35%

Allowance for loan losses as a percent of classified assets                           106.22%               77.48%

         As subsequently discussed (see "Provision For Loan Losses"), the higher provision for loan losses recorded during the first three months of 2001 versus the same period in the prior year resulted from multiple factors, including factors specific to the Company and its loan portfolio and certain other factors impacting the California economy in general.

         Management anticipates that further growth in loans receivable, ongoing emphasis on the origination and purchase of income property real estate loans, and the continuing expansion of commercial business lending will result in future provisions and in an increase in the ratio of the allowance for loan losses to loans outstanding. Experience across the financial services industry indicates that commercial business and income property loans present greater risks than residential real estate loans, and therefore should be accompanied by suitably higher levels of reserves.

Comparison Of Operating Results For The Three Months Ended March 31, 2001 and March 31, 2000

General

         During the first quarter of 2001, the Company reported net income of $602 thousand, equivalent to $0.18 diluted earnings per share. This compares to net income of $799 thousand, or $0.25 diluted earnings per share, for the first quarter of 2000. Net income during the quarter ended December 31, 2000 was $709 thousand, equivalent to $0.22 diluted earnings per share.

         As discussed below, earnings for the first quarter of 2001 were unfavorably impacted by $408 thousand in operating costs for the Bank's core systems conversion and a higher provision for loan losses during the first quarter of 2001 than during the first quarter of 2000. These factors more than offset greater net interest income largely stemming from a bigger average balance sheet, more favorable results on the sales of securities, a significant expansion in customer service charge income, and other financial benefits arising from the Company's transformation into a community focused commercial bank.

Interest Rate Environment

         The table presented above under "Interest Rate Risk Management And Exposure" furnishes an overview of the interest rate environment during the most recent five quarters. Market interest rates have varied considerably during this time period. In early 2000, the Federal Reserve continued increasing its target federal funds rate (commenced in 1999), expressing concern about the rapid pace of economic expansion, the booming equity markets (particularly NASDAQ), and the combination of very low unemployment, spot labor shortages, and increased compensation costs which presented the potential for a rise in inflation. During the second half of 2000, many capital markets interest rates (e.g. LIBOR and Treasuries) began declining in response to falling equity markets and slowing economic growth. The Federal Reserve did not commence cutting its benchmark interest rates until the first week of 2001. The Federal Reserve then cut the target federal funds rate 50 basis points on three separate occasions during the first quarter of 2001, taking the target federal funds rate from 6.50% on January 2, 2001 to 5.00% on March 30, 2001. A fourth 50 basis point cut in the target federal funds rate was then implemented between Federal Open Market Committee meetings in mid April, 2001.

         The year 2001 began with an inverted Treasury curve, highlighting a traditionally difficult interest rate environment for financial institutions, including the Bank. Financial institutions generally benefit from a positively sloped term structure of interest rates, whereby higher duration assets may be funded at a favorable spread with shorter term liabilities, and whereby fixed rate assets appreciate in market price as they move nearer to maturity. By the end of the first quarter, the Treasury curve out through two years was relatively flat, with a defined steepening occurring after the April 2001 interest rate cut. The Treasury curve was generally traditionally positively sloped during the first quarter of 2000.

Net Interest Income

         Net interest income increased from $4.5 million during the first quarter of 2000 to $4.8 million during the first quarter of 2001 primarily due to greater average balances of interest earning assets and liabilities. The Company's ratio of net interest income to average total assets during the first quarter of 2001 was 3.83%. This figure represented a decrease from 3.88% during the first quarter of 2000, but an increase from 3.76% during the fourth quarter of 2000.

         Factors influencing net interest income during the first three months of 2001 compared to the first three months of 2000 included:

o During the first quarter of 2000, the Company benefited from locking in a significant volume of funding during the fourth quarter of 1999 and early 2000 in a rising interest rate environment.

o The Company increased the size of its balance sheet early in 2001 in anticipation of a declining interest rate environment, funding new short to intermediate term assets with low duration borrowings. This favorably impacted net interest income.

o Average net loans as a percentage of average total assets improved from 79.2% during the first quarter of 2000 to 81.2% during the first three months of 2001. Because loans constitute by far the Company's highest yielding type of asset, this change in asset mix favorably affected net interest income.

o Average non-interest bearing liabilities (including demand deposit accounts) declined from 4.2% of average total assets during the first quarter of 2000 to 3.7% during the first three months of 2001. This reduction in average interest-free funding negatively impacted the Company's net interest income.

o The Company maintained its deposit rates at relatively higher levels than normal during the first quarter of 2001 in conjunction with concerns regarding potential customer issues stemming from the computer systems conversion, including a temporary reduction in branch staffing coverage and the elimination of passbook based deposit products.

o The Company also maintained higher levels of non-interest earning correspondent bank account balances than usual during March 2001 as a liquidity cushion to address any potential operational or financial settlement issues arising following the implementation of the new computer system. This excess liquidity was not required.

         The following table presents the average annualized rate earned upon each major category of interest earning assets, the average annualized rate paid for each major category of interest bearing liabilities, and the resulting net interest spread, net interest margin, and average interest margin on total assets for the three months ended March 31, 2001 and 2000.

                                      Three Months Ended March 31, 2001         Three Months Ended March 31, 2000
                                   ----------------------------------------  ----------------------------------------
(Dollars In Thousands)               Average                      Average        Average                      Average
                                     Balance       Interest          Rate        Balance       Interest          Rate
                                     --------      --------       -------        -------       --------       -------
Assets
Interest earning assets:

   Cash equivalents (1)              $  8,642        $  124         5.74%        $  6,959       $   99         5.75%
   Investment securities                7,363           133         7.23%          11,465          210         7.31%
   Mortgage backed securities (2)      48,956           808         6.60%          54,358          959         7.06%
   Loans receivable, net (3)          402,656         8,890         8.83%         366,511        7,736         8.44%
   FHLB stock                           2,922            40         5.48%           3,248           46         5.70%
                                     --------       --------       -------       --------       ------
Total interest earning assets         470,539         9,995         8.50%         442,541        9,050         8.18%
Non-interest earnings assets           25,551       --------                       20,150       ------
                                     --------                                    --------
Total assets                         $496,090                                    $462,691
                                     ========                                    ========
Liabilities & Equity
Interest bearing liabilities:
   NOW accounts                      $ 40,658           141         1.39%        $ 31,377          121         1.55%
   Savings accounts                    17,279            73         1.69%          15,205           68         1.80%
   Money market accounts               90,144         1,044         4.63%          82,220          873         4.27%
   Certificates of deposit            244,493         3,426         5.61%         224,585        2,777         4.97%
                                     --------       --------                     --------       ------
   Total interest-bearing deposits    392,574         4,684         4.77%         353,387        3,839         4.37%
   FHLB advances                       40,799           547         5.36%          49,614          708         5.74%
   Other borrowings (4)                   170            12        28.24%             622           10         6.47%
                                     --------       --------                     --------       ------
Total interest-bearing liabilities    433,543         5,243         4.84%         403,623        4,557         4.54%
Demand deposit accounts                16,341                                      16,304
Other non-interest bearing              2,226                                       3,090
liabilities                          --------                                    --------

Total liabilities                     452,110                                     423,017

Stockholders' equity                   43,980                                      39,674
                                     --------                                    --------
Total liabilities & equity           $496,090                                    $462,691

Net interest income                                  $4,752                                     $4,493
                                                    ========                                    =======
Interest rate spread (5)                                            3.66%                                      3.64%
Net interest earning assets            36,996                                      38,918
Net interest margin (6)                               4.04%                                      4.06%
Net interest income /
     average total assets                             3.83%                                      3.88%
Interest earnings assets /
     interest bearing liabilities        1.09                                        1.10

Average balances in the above table were calculated using average daily figures.

-------------------------------------

(1) Includes federal funds sold, money market fund investments, banker's acceptances, commercial paper, interest earning deposit accounts, and securities purchased under agreements to resell.
(2) Includes mortgage backed securities, including CMO's, both available for sale and held to maturity.
(3) In computing the average balance of loans receivable, non-accrual loans and loans held for sale have been included. Amount is net of deferred loan fees, premiums and discounts, and undisbursed loan funds. Interest income on loans includes amortized loan fees and costs, net, of $78,000 and $76,000 in 2001 and 2000, respectively.
(4) Includes federal funds purchased and securities sold under agreements to repurchase.
(5) Interest rate spread represents the difference between the average rate on interest earning assets and the average rate on interest bearing liabilities.
(6) Net interest margin equals net interest income before provision for loan losses divided by average interest earning assets.

Rate / Volume Analysis

         The most significant impact upon the Company's net interest income between periods is derived from the interaction of changes in the volumes of and rates earned or paid on interest-earning assets and interest-bearing liabilities. The following table utilizes the figures from the preceding table to present a comparison of interest income and interest expense resulting from changes in the volumes and the rates on average interest-earning assets and average interest-bearing liabilities for the periods indicated. Changes in interest income or interest expense attributable to volume changes are calculated by multiplying the change in volume by the prior period average interest rate. The changes in interest income or interest expense attributable to interest rate changes are calculated by multiplying the change in interest rate by the prior year period volume. The changes in interest income or interest expense attributable to the combined impact of changes in volume and changes in interest rate are calculated by multiplying the change in rate by the change in volume.

                                             Three Months Ended March 31, 2001
                                                        Compared To
                                             Three Months Ended March 31, 2000
                                           -------------------------------------
                                                               Volume
(Dollars In Thousands)                     Volume      Rate    / Rate       Net

Interest-earning assets

Cash equivalents                            $  24      $  0      $  1     $  25
Investment securities                         (75)       (2)        0       (77)
Mortgage backed securities                    (95)      (62)        6      (151)
Loans receivable, net                         763       356        35     1,154
FHLB Stock                                     (5)       (2)        1        (6)

     Total interest-earning assets            612       290        43       945

Interest-bearing liabilities

NOW Accounts                                   36       (13)       (3)       20
Savings accounts                                9        (4)       --         5
Money market accounts                          85        74        12       171
Certificates of deposit                       248       355        46       649

Total interest-bearing deposits               378       412        55       845
FHLB advances                                (127)      (47)       13      (161)
Other borrowings                               (7)       34       (25)        2

     Total interest-bearing liabilities       244       399        43       686

Increase in net interest income             $ 368    $ (109)    $   0    $  259

Interest Income

         Interest income increased from $9.1 million during the three months ended March 31, 2000 to $10.0 million during the three months ended March 31, 2001. This increase was primarily due to:

o    a 6.3% increase in average interest earning assets

o    a shift in asset  mix  towards  relatively  higher  yielding  loans  versus
     securities,   coincident  with  the  Company's  strategic  plan  of  better supporting its local communities with the delivery of credit

         Interest income on loans rose from $7.7 million during the quarter ended March 31, 2000 to $8.9 million during the most recent quarter. This expansion in interest income was due to a combination of greater average volumes and higher average rates. The greater volume stemmed from the Company's strategic plan of increasing the percentage of the balance sheet comprised of loans through internal originations, loan pool purchases on the secondary market, and loan participations; with the latter primarily through other California community banks. The higher rates on loans was favorably impacted by a loan mix which has become less concentrated in lower yielding residential mortgages, in favor of higher yielding income property and other non-residential loans. Residential loans constituted 38.5% of gross loans at March 31, 2001 versus 42.6% at March 31, 2000.

         Interest income on cash equivalents rose from $99 thousand for the three months ended March 31, 2000 to $124 thousand for the same period in 2001. This increase was due to higher average balances, as the average rates during the periods were almost identical. The increase in average balances primarily stemmed from MBBC's maintaining a higher average balance of cash equivalents in the first quarter of 2001 than during the similar period in the prior year.

         Interest income on investment securities declined from $210 thousand during the three months ended March 31, 2000 to $133 thousand during the same period in 2001. The reduced interest income primarily resulted from lower average balances, as the Company maintained a smaller portfolio of variable rate corporate trust preferred securities during the first quarter of 2001 than during the similar period in 2000.

         Interest income on mortgage backed securities fell from $959 thousand during the three months ended March 31, 2000 to $808 thousand during the same period in 2001. This decrease was caused by reductions in average volume and average rates. Over the past year, the Company has reduced the percentage of its balance sheet allocated to securities in favor of increased lending. In addition, the mix of the Company's mortgage backed securities has changed over the past year, with an increase in lower duration, high cash flow instruments and a reduction in higher duration, lower cash flow securities in order to better support greater funding requirements stemming from the Company's increased lending.

         Interest income on FHLB stock decreased from $46 thousand during the three months ended March 31, 2000 to $40 thousand during the quarter ended March 31, 2001. This reduction in interest income stemmed from a combination of reduced average balances and lower effective earnings rates. The Bank was required by the FHLB-SF to sell some its capital stock in the FHLB during 2000 under the FHLB's mandatory capital redemption program.

Interest Expense

         Interest expense increased from $4.6 million during the three months ended March 31, 2000 to $5.2 million during the most recent quarter. This increase was caused by a combination of a greater average balance of interest bearing liabilities and a higher average cost of interest bearing funding.

         Interest expense on deposits increased 22.0% from $3.8 million during the three months ended March 31, 2000 to $4.7 million during the first quarter of 2001. Average interest bearing deposits were 11.1% greater in the first quarter of 2001 versus the first quarter of 2000. The average rate paid increased from 4.37% during the first quarter of 2000 to 4.77% during the first quarter of 2001 despite a favorable shift in average deposit mix. Certificates of deposit declined from 63.6% of average interest bearing deposits during the first quarter of 2000 to 62.3% during the first quarter of 2001, with an offsetting increase in average transaction account balances. While the Company was able to achieve lower average costs for NOW checking accounts and savings accounts during the first quarter of 2001 compared to the same period the prior year, higher average costs for money market accounts and certificates of deposits led to the rise in average interest bearing deposit cost.

         The rapidly declining interest rate environment experienced during the first quarter of 2001 contributed to "sticker shock" for certificate of deposit account holders with maturing deposits. With interest rates down from 100 to 200 basis points below their levels of just six months earlier, many maturing CD holders, particularly those dependent upon their interest income for day to day living expenses, aggressively shopped for interest rates, causing the Bank to selectively match high rate competitors in order to maintain customer relationships and continue growing the deposit portfolio. In contrast, during the first quarter of 2000, interest rates were generally increasing, presenting less impetus for maturing certificate of deposit holders to extensively shop for peak interest rates.

         The Company's strategic plan incorporates a greater reliance upon transaction accounts, including those maintained by business as compensating balances for their credit facilities, and therefore anticipates a reduced sensitivity to marginal consumer interest rates, particularly for certificates of deposit.

         During 2001, the Company plans to continue promoting its Money Market Plus account, Interest Checking Plus account, "40+" NOW checking account, and business checking accounts. The consumer products present attractive benefits to both customers and the Company. For example, all three consumer transaction accounts are highly tiered, encouraging greater account balances in order to earn higher rates of interest. These three products are also accessible via bilingual telephone banking, Internet banking, global ATM networks, mail, and in-branch service.

         At March 31, 2001, the Bank's weighted average nominal cost of deposits was 4.48%, or 72 basis points below the COFI Index for the same date. The Company utilizes a comparison of its cost of deposits and cost of funds to COFI as one measure of relative performance. The Company's weighted average nominal cost of deposits was 4.72% at December 31, 2000, or 90 basis points below the COFI Index for the same date. Should short term Treasury rates remain stable or continue to decline, the Company's weighted average cost of deposits will benefit from the significant downward repricing in June and July 2001 of $14.0 million in certificates of deposit maintained under the State of California time deposit program, whereby the State places time deposits in banks as a means of encouraging lending in support of local economic development.

         Interest expense on total borrowings decreased from $718 thousand during the three months ended March 31, 2000 to $559 thousand during the same period in 2001. This decrease was caused by smaller average balances and lower average rates. The Company maintained a lower cost portfolio of FHLB advances during the first quarter of 2001 than during the prior year, as several higher cost advances matured or were prepaid during the final three quarters of 2000. In addition, the Company borrowed $10.0 million in new one year FHLB advances during the first quarter of 2001 with a weighted average rate of 5.13%. The Company's average interest rate on other borrowings was inflated during the first quarter as a result of the amortization of loan fees (discount on a liability) on MBBC's $2.0 million revolving line of credit combined with a lack of draws (outstanding balances) on the line during the quarter.

Provision For Loan Losses

         The Company recorded a $500 thousand provision for loan losses during the first quarter of 2001, up from $250 thousand during the first quarter of 2000 and the same as the provision for the fourth quarter of 2000. No recoveries were realized during the first quarter of 2001, and charge-offs during the period totaled $25 thousand - for a single business line of credit. The Company's management remains concerned about the negative impacts upon the amount of loss inherent in the loan portfolio at March 31, 2001 arising from the following factors:

o the California energy crisis, with effects upon the availability and price of electricity, business costs, consumer spending and disposable income, and the pace of economic activity in the State

o the financial difficulties experienced by many technology related companies in the Silicon Valley area adjacent to the Bank's primary market areas

o the impact of lower technology stock prices on consumer spending, liquidity, and investment, with a particular concern regarding the effects on the demand and pricing for real estate in the Bank's primary market areas

o the increasing number of layoffs announced during the first quarter of 2001 by California companies, including those in more mature industries that have historically been profitable

o    the general reduction in national economic growth

         Other factors contributing to the higher provision for loan losses recorded during 2001 included:

o the increasing concentration of the portfolio in relatively less seasoned credits, because of the Company's growth rate in recent periods

o higher concentrations of credit exposure as a result of increased income property lending, as these loans generally are larger than residential mortgages

o        the increase in the size of the loan portfolio

         Commercial & industrial real estate loans typically present greater credit, concentration, and event risks than home mortgages, thereby requiring proportionately greater reserve levels. Newer loans typically present more credit exposure than seasoned loans with many years of prompt payment experience and amortized principal balances.

         During the second and third quarters of 2001, the Company intends to conduct an expanded credit review of its larger loans, and substantially all construction loans, with such review to be performed by both internal credit management staff and external credit consultants. The extent of this expanded credit review exceeds the scope of the Company's normal, ongoing credit review process and has been initiated by management in response to the issues described above which present the potential to negatively impact the California economy, rather than due to any specific deterioration in the Company's credit portfolio.

         The Company's ratio of loan loss reserves to loans outstanding increased from 1.35% at December 31, 2000 to 1.39% at March 31, 2001. The Company anticipates that this ratio will continue to increase in future periods to the extent that the Company is successful in its strategic plan of increasing total loans while expanding the proportion of the loan portfolio represented by income property and commercial business lending. The Company's strategic plan also incorporates expanded construction lending, although the Company has tightened its credit requirements for such lending during 2001 in light of the trends within the California economy.

Non-interest Income

         Non-interest income totaled $643 thousand during the first quarter of 2001, comparing favorably to $501 thousand during the first quarter of 2000.

         Service charge income rose from $280 thousand during the first quarter of 2000 to $408 thousand during the first three months of 2001 in part because of the revised fee and service charge schedule implemented with the new computer system. Following the computer systems conversion, the Company commenced charging for checks drawn against uncollected funds ("UCF Fees") and increased its fee for checks drawn against insufficient funds ("NSF Fees") from $17 to $20 per check. The Company also stopped providing lifetime free checks for certain deposit accounts, thereby not only reducing non-interest expenses for check printing but also increasing fee income from "upcharges" for check orders initiated and paid for by customers. In addition, the revised fee and service charge schedule established certain minimum balance requirements and maximum free usage limits for certain deposit accounts. The Company anticipates improved profitability as a result of the revised fee and service charge schedule, but also expects a short term decrease in the number of deposit accounts as certain customers (primarily lower balance, high volume accounts) respond to the changes by taking their business elsewhere.

         Sales of mortgage backed and investment securities generated a pre-tax gain of $34 thousand during the first quarter of 2001, versus a pre-tax loss of $79 thousand during the first quarter of 2000. The $34 thousand gain during the first quarter of 2001 resulted from the sale of a single long term, fixed rate, Agency mortgage backed security.

         Loan servicing income declined from $37 thousand during the first quarter of 2000 to $2 thousand during the first quarter of 2001 due to the continued reduction in the size of the portfolio of loans serviced for others and greater amortization of originated mortgage servicing rights during the first quarter of 2001 because of faster prepayments. Because the Company has been conducting its mortgage banking on a servicing released basis, income from loan servicing is anticipated to constitute a progressively smaller percentage of total revenue in the future.

         Less favorable capital market conditions contributed to a decline in commissions from sales of non-insured investment products, which fell from $207 thousand during the first quarter of 2000 to $117 thousand during the first quarter of 2001. A new non-insured investment program manager was hired by the Bank in February 2001 with the objective of improving the program's profitability. The Company is currently seeking additional licensed sales representatives to augment the coverage of its customer base and the Company's outreach into its local communities.

         Other non-interest income increased from $56 thousand during the first quarter of 2000 to $82 thousand during the most recent three months in part due to increased rental income, which in turn derived from the Bank's leasing the second floor of one of its branches in late 2000 following an extensive remodeling.

         The  Company's   strategic  plan   incorporates   non-interest   income
representing a greater percentage of total revenue. The Company intends to pursue increased non-interest income in future quarters through:

o    seeking additional remote ATM sites

o    further increases in the portfolio of transaction accounts

o    the continued sale of Internet banking with electronic bill payment

o the continued marketing of debit cards and the possible introduction of corporate credit cards for the Company's commercial customers

However, no assurance can be provided regarding the amount of or trends in the Company's future levels and composition of non-interest income.

Non-interest Expense

         Non-interest expense increased from $3.3 million during the first quarter of 2000 to $3.8 million during the first quarter of 2001 primarily due to $408 thousand in operating costs during the first quarter of 2001 associated with the computer systems conversion. These operating costs included deconversion charges from the service bureau, travel and training costs for Bank employees, printing and postage for additional customer mailings, and consultant fees. The Company anticipates a lower level of similar expenses during the second quarter of 2001, as the new primary computer system is complemented with other new technologies.

         The Company's efficiency ratio during the first quarter of 2001 was 71.22%, comparing unfavorably to 66.82% during the first quarter of 2000. Without the operating costs associated with the computer systems conversion, the first quarter 2001 efficiency ratio would have been 63.65%.

         Compensation and employee benefits expense increased from $1.5 million during the quarter ended March 31, 2000 to $1.7 million during the three months ended March 31, 2001. During the past year, the Company has replaced the majority of its management team, with greater compensation costs, including relocation expenses, required to attract and retain the veteran commercial bankers viewed an integral to the Company's transformation into a community commercial bank. The Company has also attracted additional lending, credit management, and financial professionals over the past year. Compensation and employee benefits expense during the first quarter of 2001 also reflects employee incentive payments for accomplishing a timely and successful computer conversion and for additional overtime payments necessitated by the conversion.

         Legal and accounting expenses during the first quarter of 2001 were impacted by significant legal costs associated with the pending arbitration of claims by the former President & Chief Operating Officer regarding payments due under his employment contracts. The Company anticipates incurring additional legal costs in this regard during the second quarter of 2001. The Company has unsuccessfully attempted to settle this matter. Accounting expenses are projected to decline during the second half of 2001, as the Company has retained a new, more cost effective, but also highly experienced firm to perform selected internal audit services.

         The Company spent a historically small sum on advertising and promotion during the first quarter of 2001, as management determined to minimize such expenses in light of the significant changes in financial products and pricing implemented with the new core processing system in March, 2001. The Company anticipates higher levels of advertising and promotion expenses during the remainder of 2001.

         In conjunction with the computer systems conversion, the Company implemented a series of operational changes designed to improve future efficiency ratios. For example, the generation of periodic statements for certificates of deposit was curtailed after being identified as an expense with comparatively little value to customers in an age of instant telephone and Internet access to account balances. However, consistent with its desire to be regarded as a high service community financial institution supporting relationship banking, the Company continues to offer monthly statements for certificates of deposit in conjunction with its "combined statement" facility for transaction account customers.

         Director expenses are projected to decline in the latter half of 2001 due to a smaller number of Board members and the final expense recognition for the Directors Emeritus Plan during the second quarter. During the first quarter of 2001, the Company commenced Internet based supplies ordering with a lower cost, more efficient vendor. Despite these and other initiatives in reducing operating costs, no assurance can be provided that the Company's efficiency ratio will improve in future quarters or that the Company's level of non-interest expenses will decrease in the future on a nominal or relative basis (e.g. as a percentage of average total assets).

Income Taxes

         Income tax expense declined in 2001 versus 2000 primarily due to reduced pre-tax income. The Company's effective book tax rate during the first three months of 2001 was slightly lower than for the comparable period in 2000.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

         For a current discussion of the nature of market risk exposures, see "Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations - Interest Rate Risk Management And Exposure". Readers should also refer to the quantitative and qualitative disclosures (consisting primarily of interest rate risk) in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. There has been no significant change in these disclosures since the filing of that document.

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

         The Company has an initial arbitration date established in June, 2001 to address claims by the former President and Chief Operating Officer regarding payments due under his employment contracts. In the third quarter of 2000, the Company established a $250 thousand reserve for the settlement of these claims. At this time, the Company, following consultation with counsel, believes this reserve to be adequate to cover its liabilities in this regard.

Item 2.  Changes In Securities

         None.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission Of Matters To A Vote Of Security Holders

         On April 16, 2001, the Company issued its 2001 annual Proxy Statement. Matters submitted to a vote of security holders via that Proxy Statement included:

1.)      the proposed election of five individuals as Directors of the Company:

                                                          Proposed Term
                Individual                                To Expire
                ---------------------------------         ----------------------
                Josiah T. Austin                          2003
                Edward K. Banks                           2004
                Nicholas C. Biase                         2004
                Larry A. Daniels                          2002
                C. Edward Holden                          2004

2.) the proposed ratification of the appointment of Deloitte & Touche LLP as the independent auditors of the Company for the fiscal year ending December 31, 2001

         The Company's annual meeting is scheduled for Thursday, May 24, 2001 at 9:00 AM Pacific Time at the Watsonville Women's Club, 12 Brennan Street, Watsonville, CA. 95076.

Item 5.  Other Information

         None.


Item 6.  Exhibits And Reports On Form 8-K

         A.  Exhibits

             10.18    Employment Agreement With C. Edward Holden

             10.19    Employment Agreement With Mark R. Andino

         B.  Reports On Form 8-K

                  The Company has recently filed the following Current Reports on Form 8-K:

                  1. Form 8-K dated February 8, 2001. This Current Report reported the Company's results for the fourth quarter and the fiscal year 2000, the addition of a new
                           member  of  the  senior   management   team  for  the
                           Company's subsidiary, Monterey Bay Bank, the appointment of Larry A. Daniels to the Company's Board of Directors, the date for the 2001 annual meeting of stockholders, and the record date for voting at the 2001 annual meeting of stockholders.

                  2. Form 8-K dated May 2, 2001. This Current Report reported the Company's results for the first quarter of fiscal year 2001, the completion of a computer systems conversion, the collection in full in April 2001 of two significant non-accrual loans, and the pending arbitration of claims by a former executive.

                  3. Form 8-K / A dated May 3, 2001. This Current Report contained one minor correction to the Form 8-K dated May 2, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act Of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MONTEREY BAY BANCORP, INC.
                                                  (Registrant)



Date:    May 14, 2001               By:      /s/ C. Edward Holden
                                             C. Edward Holden
                                             Chief Executive Officer
                                             President
                                             Vice Chairman



Date:    May 14, 2001               By:      /s/ Mark R. Andino
                                             Mark R. Andino
                                             Chief Financial Officer
                                             (Principal Financial & Accounting
                                             Officer)