Form 10-Q
period 2001-06-30
MONTEREY BAY BANCORP INC
filed 2001-08-13
CIK 930429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,438,098 shares of common stock, par value $0.01 per share, were outstanding as of August 9, 2001.

                    MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

                                      INDEX

                                                                                                            PAGE
PART I.          FINANCIAL INFORMATION

                 Item 1.   Financial Statements

                           Condensed Consolidated Statements Of Financial Condition As Of
                           June 30, 2001 (unaudited) And December 31, 2000                                  3 - 4

                           Condensed Consolidated Statements Of Operations (unaudited) For The
                           Three And Six Months Ended June 30, 2001 And June 30, 2000                       5 - 6

                           Condensed Consolidated Statement Of Stockholders' Equity (unaudited) For
                           The Six Months Ended June 30, 2001                                                 7

                           Condensed Consolidated Statements Of Cash Flows (unaudited) For The
                           Six Months Ended June 30, 2001 And June 30, 2000                                 8 - 9

                           Notes To Condensed Consolidated Financial Statements (unaudited)                10 - 15

                 Item 2.   Management's Discussion And Analysis Of Financial Condition
                           And Results Of Operations                                                       16 - 45

                 Item 3.   Quantitative And Qualitative Disclosure About Market Risk                         45

PART II.         OTHER INFORMATION

                 Item 1.   Legal Proceedings                                                                 46

                 Item 2.   Changes In Securities                                                             46

                 Item 3.   Defaults Upon Senior Securities                                                   46

                 Item 4.   Submission Of Matters To A Vote Of Security Holders                             46 - 47

                 Item 5.   Other Information                                                                 47

                 Item 6.   Exhibits And Reports On Form 8-K                                                  47

                           (a)  Exhibits

                           (b)  Reports On Form 8-K

Signature Page                                                                                               48

Item 1.  Financial Statements


MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000
(Dollars In Thousands, Except Per Share Amounts)
---------------------------------------------------------------------------------------------------
                                                                             June 30,  December 31,
                                                                               2001       2000
                                                                             --------   --------
ASSETS

Cash and cash equivalents                                                    $ 11,150   $ 25,159
Securities available for sale, at estimated fair value:
     Investment securities (amortized cost of $7,702 and $7,696 at
          June 30, 2001 and December 31, 2000, respectively)                    7,403      7,360
     Mortgage backed securities (amortized cost of $38,491 and $43,675
          at June 30, 2001 and December 31, 2000, respectively)                38,486     42,950
Loans held for sale                                                               383       --
Loans receivable held for investment (net of allowances for loan losses of
     $6,138 at June 30, 2001 and $5,364 at December 31, 2000)                 441,128    391,820
Investment in capital stock of the Federal Home Loan Bank, at cost              2,981      2,884
Accrued interest receivable                                                     3,126      2,901
Premises and equipment, net                                                     7,870      7,375
Core deposit premiums, net                                                      1,854      2,195
Real estate acquired via foreclosure, net                                        --         --
Other assets                                                                    4,416      3,546
                                                                             --------   --------
TOTAL ASSETS                                                                 $518,797   $486,190
                                                                             ========   ========


See Notes to Condensed Consolidated Financial Statements


MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Continued)
JUNE 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000
(Dollars In Thousands, Except Per Share Amounts)
-----------------------------------------------------------------------------------------------------
                                                                              June 30,   December 31,
                                                                                2001        2000
                                                                             ---------    ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Non-interest bearing demand deposits                                         $  20,248    $  17,065
Interest bearing NOW checking accounts                                          41,505       41,859
Savings deposits                                                                19,998       16,503
Money market deposits                                                           85,151       87,651
Certificates of deposit                                                        251,437      244,710
                                                                             ---------    ---------

   Total deposits                                                              418,339      407,788
                                                                             ---------    ---------

FHLB advances and other borrowings                                              51,766       32,582
Accounts payable and other liabilities                                           1,548        1,983
                                                                             ---------    ---------

     Total liabilities                                                         471,653      442,353
                                                                             ---------    ---------


Commitments and contingencies

STOCKHOLDERS' EQUITY

Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued        --           --
Common stock, $0.01 par value, 9,000,000 shares authorized;
     4,492,085 issued at June 30, 2001 and December 31, 2000;
     3,428,440 outstanding at June 30, 2001 and
     3,321,210 outstanding at December 31, 2000                                     45           45
Additional paid-in capital                                                      28,352       28,278
Retained earnings, substantially restricted                                     34,273       32,722
Unallocated ESOP shares                                                           (805)        (920)
Treasury shares designated for compensation plans, at cost (27,782 shares
     at June 30, 2001 and 35,079 shares at December 31, 2000)                     (267)        (338)
Treasury stock, at cost (1,063,645 shares at June 30, 2001 and
     1,170,875 shares at December 31, 2000)                                    (14,275)     (15,326)
Accumulated other comprehensive loss, net of taxes                                (179)        (624)
                                                                             ---------    ---------

     Total stockholders' equity                                                 47,144       43,837
                                                                             ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 518,797    $ 486,190
                                                                             =========    =========

See Notes to Condensed Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000
(Dollars In Thousands, Except Per Share Amounts)
-------------------------------------------------------------------------------------------------
                                                       FOR THE THREE MONTHS   FOR THE SIX MONTHS
                                                          ENDED JUNE 30,        ENDED JUNE 30,
                                                       -------------------   -------------------
                                                         2001       2000       2001       2000
                                                       --------   --------   --------   --------
INTEREST AND DIVIDEND INCOME:
   Loans receivable                                    $  8,779   $  8,117   $ 17,667   $ 15,853
   Mortgage backed securities                               675        917      1,483      1,876
   Investment securities and cash equivalents               256        377        555        732
                                                       --------   --------   --------   --------

         Total interest income                            9,710      9,411     19,705     18,461
                                                       --------   --------   --------   --------

INTEREST EXPENSE:
   Deposit accounts                                       4,355      4,198      9,040      8,038
   FHLB advances and other borrowings                       582        661      1,140      1,379
                                                       --------   --------   --------   --------

         Total interest expense                           4,937      4,859     10,180      9,417
                                                       --------   --------   --------   --------

NET INTEREST INCOME BEFORE PROVISION
     FOR LOAN LOSSES                                      4,773      4,552      9,525      9,044

PROVISION FOR LOAN LOSSES                                   300        775        800      1,025
                                                       --------   --------   --------   --------

NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSSES                                      4,473      3,777      8,725      8,019
                                                       --------   --------   --------   --------

NON-INTEREST INCOME:
   Gain (loss) on sale of mortgage backed securities
      and investment securities, net                       --            2         34        (77)
   Commissions from sales of noninsured products             71        183        188        390
   Customer service charges                                 473        312        882        592
   Income from loan servicing                                41         24         43         61
   Other income                                             110         62        192        118
                                                       --------   --------   --------   --------

         Total non-interest income                          695        583      1,339      1,084
                                                       --------   --------   --------   --------

See Notes to Condensed Consolidated Financial Statements


MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (Continued)
THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000
(Dollars In Thousands, Except Per Share Amounts)
-----------------------------------------------------------------------------------------------------------------------
                                                                 FOR THE THREE MONTHS             FOR THE SIX MONTHS
                                                                    ENDED JUNE 30,                   ENDED JUNE 30,
                                                               -----------------------           ---------------------
                                                                2001             2000            2001             2000
                                                                ----             ----            ----             ----
NON-INTEREST EXPENSE:
   Compensation and employee benefits                           1,655            1,627            3,313          3,087
   Occupancy and equipment                                        432              319              782            631
   Deposit insurance premiums                                      49               46               98             93
   Data processing fees                                           170              278              612            566
   Legal and accounting expenses                                  267              132              451            342
   Supplies, postage, telephone, and office expenses              162              170              352            358
   Advertising and promotion                                       27               98               57            199
   Amortization of intangible assets                              170              175              341            349
   Consulting                                                      63               51              306            103
   Other expense                                                  525              473            1,051            978
                                                               ------           ------           ------         ------

         Total non-interest expense                             3,520            3,369            7,363          6,706
                                                               ------           ------           ------         ------

INCOME BEFORE INCOME TAXES                                      1,648              991            2,701          2,397

PROVISION FOR INCOME TAXES                                        699              437            1,150          1,044
                                                               ------           ------           ------         ------

NET INCOME                                                     $  949           $  554           $1,551         $1,353
                                                               ======           ======           ======         ======


EARNINGS PER SHARE:

     BASIC EARNINGS PER SHARE                                  $ 0.29           $ 0.18           $ 0.48         $ 0.44
                                                               ======           ======           ======         ======

     DILUTED EARNINGS PER SHARE                                $ 0.29           $ 0.18           $ 0.47         $ 0.43
                                                               ======           ======           ======         ======


See Notes to Condensed Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2001
(Dollars And Shares In Thousands)
------------------------------------------------------------------------------------------------------------------------
                                                                                   Treasury
                                                                                     Shares
                                                                                     Desig-             Accum-
                                                                                      Nated             ulated
                                                                                        For              Other
                                                         Addi-              Unal-      Com-            Compre-
                                      Common Stock      Tional       Re-  Located      pen-            hensive
                                      ------------     Paid-In    Tained     ESOP    Sation  Treasury  Income/
                                     Shares   Amount   Capital  Earnings   Shares     Plans     Stock   (Loss)     Total
                                     ------   ------   -------  --------   ------     -----     -----   ------     -----
Balance At December 31, 2000          3,321      $45  $ 28,278  $ 32,722   $ (920)   $ (338) $(15,326)  $ (624) $ 43,837

Exercise of stock options                95                (28)                                   929                901

Director fees paid using treasury        12                 14                                    122                136
stock

Amortization of stock compensation                          88                115        71                          274

Comprehensive income:
     Net income                                                    1,551                                           1,551

     Other comprehensive income:
          Change in net unrealized
            loss on securities
            available for sale,
            net of taxes of $325                                                                            465      465

          Reclassification adjustment
            for gains on securities
            available for sale
            included in income,
            net of taxes of ($14)                                                                          (20)      (20)
                                                                                                                --------
     Other comprehensive income, net                                                                                 445
                                                                                                                --------
Total comprehensive income                                                                                         1,996
                                      -----    -----  --------  --------   ------    ------  --------    -----  --------
Balance at June 30, 2001              3,428    $  45  $ 28,352  $ 34,273   $ (805)   $ (267) $(14,275)   $(179) $ 47,144
                                      =====    =====  ========  ========   ======    ======  ========    =====  ========

See Notes to Condensed Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000
(Dollars In Thousands)
-------------------------------------------------------------------------------------------------------
                                                                                    FOR THE SIX MONTHS
                                                                                      ENDED JUNE 30,
                                                                                   --------------------
                                                                                     2001        2000
                                                                                   --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                         $  1,551    $  1,353

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization of premises and equipment                                 291         218
Amortization of intangible assets                                                       341         349
Accretion of purchase premiums, net of amortization of purchase (discounts)               3          39
Amortization of deferred loan fees and costs, net                                      (113)       (142)
Provision for loan losses                                                               800       1,025
Federal Home Loan Bank stock dividends                                                  (97)       (111)
Gross ESOP expense before dividends received on unallocated shares                      194         163
Compensation expense associated with stock compensation plans                            60         151
(Gain) loss on sale of mortgage-backed and investment securities                        (34)         77
Gain on sale of loans                                                                   (29)        (11)
Gain on sale of fixed assets                                                             (9)       --
Origination of loans held for sale                                                   (4,388)     (1,097)
Proceeds from sales of loans held for sale                                            4,034       1,108
Increase in accrued interest receivable                                                (225)        (16)
Increase in other assets                                                               (870)       (546)
(Decrease) increase in accounts payable and other liabilities                          (435)        405
Other, net                                                                             (800)       (437)
                                                                                   --------    --------

     Net cash provided by operating activities                                          274       2,528
                                                                                   --------    --------


CASH FLOWS FROM INVESTING ACTIVITIES:

Net increase in loans held for investment                                           (49,308)    (15,557)
Proceeds from sales of investment securities available for sale                        --         3,730
Purchases of mortgage backed securities available for sale                          (14,424)     (6,032)
Principal repayments on mortgage backed securities                                   16,712       4,259
Proceeds from sales of mortgage backed securities available for sale                  2,907      12,572
Redemptions of FHLB stock                                                              --           406
Proceeds from the sale of fixed assets                                                    9        --
Purchases of premises and equipment                                                    (777)       (336)
                                                                                   --------    --------

     Net cash used in investing activities                                          (44,881)       (958)
                                                                                   --------    --------

See Notes to Condensed Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)
SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000
(Dollars In Thousands)
---------------------------------------------------------------------------------------------------
                                                                                FOR THE SIX MONTHS
                                                                                  ENDED JUNE 30,
                                                                               --------------------
                                                                                 2001        2000
                                                                               --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase in deposits                                                         10,551      20,053
Proceeds (repayments) from FHLB advances, net                                    19,000      (9,000)
(Repayments) proceeds of securities sold under agreements to repurchase, net       --        (2,410)
Proceeds of other borrowings, net                                                   184        --
Cash dividends paid to stockholders                                                --          (274)
Purchases of treasury stock                                                        --        (1,251)
Sales of treasury stock                                                             863         122
Sales of treasury stock for stock compensation plans                               --           216
                                                                               --------    --------

     Net cash provided by financing activities                                   30,598       7,456
                                                                               --------    --------

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS                              (14,009)      9,026

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   25,159      12,833
                                                                               --------    --------

CASH & CASH EQUIVALENTS AT END OF PERIOD                                       $ 11,150    $ 21,859
                                                                               ========    ========



SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid during the period for:

     Interest on deposits and borrowings                                       $ 10,131    $  9,217
     Income taxes                                                                 2,000       2,050


SUPPLEMENTAL DISCLOSURES OF NON CASH
INVESTING AND FINANCING ACTIVITIES

Loans transferred to held for investment, at market value                            85         202

See Notes to Condensed Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 1:  Basis Of Presentation

         The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation have been included. The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

         Monterey Bay Bancorp, Inc. operates as a single business segment. Consequently, no segment information is provided in this Form 10-Q.

         These unaudited condensed consolidated financial statements and the information under the heading "Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations" and the information under the heading "Item 3. Quantitative And Qualitative Disclosure About Market Risk" have been prepared with presumption that users of this interim financial information have read, or have access to, the most recent audited consolidated financial statements and notes thereto of Monterey Bay Bancorp, Inc. for the fiscal year ended December 31, 2000 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

         The preparation of the condensed consolidated financial statements of Monterey Bay Bancorp, Inc. and subsidiary requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported revenues and expenses for the periods covered. These estimates are based on information available as of the date of the financial statements. Therefore, actual results could significantly differ from those estimates.

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

         There was no difference in the numerator, net income, used in the calculation of basic earnings per share and diluted earnings per share. The denominator used in the calculation of basic earnings per share and diluted earnings per share for the three and six month periods ended June 30, 2001 and 2000 is reconciled in the following table. The following table also reconciles the calculation of the Company's Basic EPS and Diluted EPS for the periods indicated.

                                                 For The Three Months          For The Six Months
                                                     Ended June 30,               Ended June 30,
                                              ---------------------------   --------------------------
(In Whole Dollars And Whole Shares)
                                                 2001          2000              2001          2000
                                                 ----          ----              ----          ----
Net income                                    $   949,000    $   554,000    $ 1,551,000    $ 1,353,000
                                              ===========    ===========    ===========    ===========

Average shares issued                           4,492,085      4,492,085      4,492,085      4,492,085

Less weighted average:
   Uncommitted ESOP shares                       (130,273)      (166,211)      (134,766)      (170,703)
   Non-vested stock award shares                  (30,348)       (71,322)       (31,981)       (71,664)
   Treasury shares                             (1,069,461)    (1,179,399)    (1,080,716)    (1,142,929)
                                              -----------    -----------    -----------    -----------
Sub-total                                      (1,230,082)    (1,416,932)    (1,247,463)    (1,385,296)
                                              -----------    -----------    -----------    -----------

Weighted average BASIC shares outstanding       3,262,003      3,075,153      3,244,622      3,106,789

Add dilutive effect of:
   Stock options                                   38,175          1,250         42,452          6,581
   Stock awards                                       417           --              503            244
                                              -----------    -----------    -----------    -----------
Sub-total                                          38,592          1,250         42,955          6,825
                                              -----------    -----------    -----------    -----------

Weighted average DILUTED shares outstanding     3,300,595      3,076,403      3,287,577      3,113,614
                                              ===========    ===========    ===========    ===========

Earnings per share:

   BASIC EPS                                  $      0.29    $      0.18    $      0.48    $      0.44
                                              ===========    ===========    ===========    ===========

   DILUTED EPS                                $      0.29    $      0.18    $      0.47    $      0.43
                                              ===========    ===========    ===========    ===========

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

--------------------------------------------------------------------------------


NOTE 3:  Other Comprehensive Income

         The Company's only source of other comprehensive income is derived from unrealized gains and losses on the portfolios of investment and mortgage backed securities classified as available for sale.

         Reclassification adjustments for realized net gains (losses) included in other comprehensive income for investment and mortgage backed securities classified as available for sale for the three and six months ended June 30, 2001 and 2000 are summarized as follows:

                                                      Three Months Ended June 30,           Six Months Ended June 30,
                                                      ---------------------------           -------------------------
                                                        2001              2000                 2001             2000
                                                        ----              ----                 ----             ----
(Dollars In Thousands)
Gross reclassification adjustment                     $   --             $   2                $  34           $  (77)
Tax (expense) benefit                                     --                (1)                 (14)              32
                                                      ------             -----                -----           -------

Reclassification adjustment, net of tax               $   --             $   1                $  20           $  (45)
                                                      ======             =====                =====           =======

         A reconciliation of the net unrealized gain or loss on available for sale securities recognized in other comprehensive income is as follows:

                                                           Three Months Ended                  Six Months Ended
                                                                June 30,                            June 30,
                                                       ---------------------------        ---------------------------
                                                            2001          2000                 2001          2000
                                                            ----          ----                 ----          ----
(Dollars In Thousands)

Holding gain (loss) arising during the period,
  net of tax                                               $ 186        $ (162)              $  465        $ (307)
Reclassification adjustment, net of tax                       --            (1)                 (20)           45
                                                           -----        -------              ------        -------

Net unrealized gain (loss) recognized in
     other comprehensive income                            $ 186        $ (163)              $  445        $ (262)
                                                           =====        =======              ======        =======


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

                                                                  Stock                            Stock       Average
                                                                Options            Stock         Options      Exercise
                                Stock           Stock      Cumulatively          Options       Available      Price Of
                              Options         Options        Vested And     Cumulatively      For Future        Vested
Date                       Authorized     Outstanding       Outstanding        Exercised          Grants       Options
----                       ----------     -----------       -----------        ---------          ------       -------
December 31, 2000             757,929         550,236           325,502           80,150         127,543         $9.76
March 31, 2001                757,929         468,687           248,799          171,699         117,543        $10.05
June 30, 2001                 757,929         418,384           249,655          174,992         164,553        $10.05


Activity during the three and six months ended June 30, 2001 included:

                            Three Months Ended           Six Months Ended
                                 June 30, 2001              June 30, 2001
                                 -------------              -------------
Granted                                  8,500                     18,500
Canceled                                55,510                     55,510
Exercised                                3,293                     94,842
Vested                                  18,557                     33,403

         The exercise price of individual vested stock options ranged from a low of $8.19 per share to a high of $16.60 per share as of June 30, 2001.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

--------------------------------------------------------------------------------


NOTE 5:  Stock Award Plans

         The Company maintains the Performance Equity Program ("PEP") for Officers and employees. Awards under the PEP typically vest over a five year time period, although from time to time the Company has utilized unallocated or forfeited PEP shares for immediately vested stock grants in lieu of cash compensation. It is the Company's intention to utilize some or all of the PEP shares available at June 30, 2001 in lieu of cash compensation during the remainder of 2001. Awards under the PEP are both time-based and performance-based. All outstanding stock awards under the PEP vest in the event of a change in control of the Company. The following table summarizes the status of this plan:

                                                                                            Stock
                                                                           Stock           Awards
                                       Stock             Stock            Awards        Available
                                      Awards            Awards      Cumulatively       For Future
Date                              Authorized       Outstanding            Vested           Grants
----                              ----------       -----------            ------           ------
December 31, 2000                    141,677            35,079           106,598               --
March 31, 2001                       141,677            31,082           110,595               --
June 30, 2001                        141,677            23,782           113,895            4,000


         Activity during the three and six months ended June 30, 2001 included:

                     Three Months Ended          Six Months Ended
                          June 30, 2001             June 30, 2001
                          -------------             -------------
Granted                           1,350                     2,675
Canceled                          5,350                     6,675
Vested                            3,300                     7,297

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

--------------------------------------------------------------------------------


NOTE 6:  Commitments & Contingencies

         At June 30, 2001, commitments maintained by the Company included firm commitments to originate $35.0 million in various types of loans and optional commitments to sell $1.7 million in fixed rate residential mortgages on a servicing released basis. The Company maintained no firm commitments to purchase loans or securities, to assume borrowings, or to sell securities at June 30, 2001.

         At June 30, 2001, the Company was participating in ongoing binding arbitration to address claims by the former President and Chief Operating Officer regarding payments due under his employment contracts. In the third quarter of 2000, the Company established a $250 thousand reserve for settlement of these claims. At this time, the Company, after conferring with counsel, believes this reserve to be adequate to cover its liabilities in this regard.

NOTE 7:  Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board ("FASB") approved for issuance Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations", and SFAS No.142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangibles assets acquired outside of a business combination whether acquired individually or with a group of other assets. SFAS No. 142 also addresses the recognition and measurement of goodwill and other intangibles assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives will be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will be required to be tested at least annually for impairment. The Company is required to adopt SFAS No. 142 beginning January 1, 2002. Early adoption is not permitted. The Company does not expect the adoption of SFAS No. 142 to have a material effect on its financial position, results of operations, or cash flows, as the Company had no goodwill as of June 30, 2001 and as all of the Company's intangible assets at June 30, 2001 were comprised of core deposit intangibles that will continue to amortize.

NOTE 8:  Reclassifications

         Certain amounts in the December 31, 2000 and June 30, 2000 financial statements have been reclassified to conform to the June 30, 2001 financial statement presentation.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations


Forward-looking Statements

         Discussions of certain matters in this Report on Form 10-Q may constitute forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and as such, may involve risks and uncertainties. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations, are generally identifiable by the use of words or phrases such as "believe", "plan", "expect", "intend", "anticipate", "estimate", "project", "forecast", "may increase", "may fluctuate", "may improve" and similar expressions or future or conditional verbs such as "will", "should", "would", and "could". These forward-looking statements relate to, among other things, expectations of the business environment in which Monterey Bay Bancorp, Inc. operates, projections of future performance, potential future credit experience, perceived opportunities in the market, and statements regarding the Company's mission and vision. The Company's actual results, performance, and achievements may differ materially from the results, performance, and achievements expressed or implied in such forward-looking statements due to a wide range of factors. These factors include, but are not limited to, changes in interest rates, general economic conditions, the demand for the Company's products and services, accounting principles or guidelines, legislative and regulatory changes, monetary and fiscal policies of the US Government, US Treasury, and Federal Reserve, real estate markets, competition in the financial services industry, attracting and retaining key personnel, performance of new employees, regulatory actions, changes in and utilization of new technologies, and other risks detailed in the Company's reports filed with the Securities and Exchange Commission ("SEC") from time to time, including the Annual Report on Form 10-K for the fiscal year ended December 31, 2000. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

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

         At June 30, 2001, the Company had $518.8 million in total assets, $441.5 million in net loans receivable, and $418.3 million in total deposits. The Company is subject to regulation by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC"). The principal executive offices of the Company and the Bank are located at 567 Auto Center Drive, Watsonville, California, 95076, telephone number (831) 768 - 4800, facsimile number (831) 722 - 6794. The Company may also be contacted via electronic mail at: INFO@MONTEREYBAYBANK.COM. The Bank is a member of the Federal Home Loan Bank of San Francisco ("FHLB") and its deposits are insured by the FDIC to the maximum extent permitted by law. Additional information regarding the Company is available at the www.montereybaybank.com Internet site. The Company's Internet site is not part of this Form 10-Q.

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

         The Bank also supports its customers by functioning as a federal tax depository, selling and purchasing foreign banknotes, issuing debit cards, providing domestic and international collection services, and supplying various forms of electronic funds transfer. Through its wholly owned subsidiary, Portola Investment Corporation ("Portola"), the Bank provides, on an agency basis, mortgage life insurance, fire insurance, and a large selection of non-FDIC insured investment products including fixed and variable annuities, mutual funds, and individual securities.

         The Company's revenues are primarily derived from interest on its loan and mortgage backed securities portfolios, interest and dividends on its investment securities, and fee income associated with the provision of various customer services. Interest paid on deposits and borrowings constitutes the Company's largest type of expense. The Company's primary sources of funds are deposits, principal and interest payments on its asset portfolios, and various sources of wholesale borrowings including FHLB advances and securities sold under agreements to repurchase. The Company's most significant operating expenditures are its staffing expenses and the costs associated with maintaining its branch network. During the six months ended June 30, 2001, the Company incurred non-recurring operating costs associated with the March 2001 conversion of its primary data processing systems of approximately $447 thousand; in addition to the approximately $108 thousand of similar costs incurred in the fourth quarter of 2000.

Recent Developments

         Recent regulatory and financial industry developments have included the following:

o Federal legislation reforming the bankruptcy code remains stalled in Congress. This legislation, depending upon its final form, if any, could potentially assist the Bank in collecting on certain credits.

o Congress, the California State Legislature, and various other governmental or municipal entities have been considering legislation to address "predatory lending". While the Company does not conduct the practices most often referred to in the media as being "predatory", the passage of one or more pieces of legislation in this regard could potentially increase the Company's cost of doing business, as the Company could possibly be required to comply with multiple and perhaps inconsistent laws and regulations.

o Federal financial institution regulators on July 6, 2001 finalized a policy statement for the allowance for loan and lease losses. In addition, the Securities & Exchange Commission ("SEC") issued a parallel Staff Accounting Bulletin (No. 102). The policy statement clarifies that a bank's board of directors is responsible for maintaining proper reserves; states that the process for reserve determination must be thorough, disciplined, and consistently enforced; and says reserves should be supported by adequate and suitable documentation. The Company does not believe that the new policy statement will have a material impact on its financial condition or results of operations.

o New capital and membership rules for the FHLB System continue to be drafted, with implementation anticipated during late 2001. The FHLB-SF has circulated a draft capital plan. The Company does not believe that this draft plan would materially impact the Bank's balance of FHLB capital stock owned.

o Federal regulators of insured depository institutions have recently requested comments regarding potential changes in the Community Reinvestment Act ("CRA"). Areas under consideration for change include revamping the investment test and redefining assessment areas in light of the impact of changes in technology. The Bank's most recent publicly disclosed CRA rating is "satisfactory".

o The Bank implemented new federal regulations ("Regulation P") governing customer privacy effective July 1, 2001. The State of California Legislature has been considering potentially different and / or more restrictive privacy requirements.

o A possible increase in (e.g. from $100,000 to $200,000 per depositor) or broadening of (e.g. all public agency deposits) federal deposit insurance coverage, perhaps combined with a new formula for FDIC insurance premiums, is under evaluation at the FDIC and in Congress. Congress also continues to discuss the potential merger of the Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF") of the FDIC.

State of California Energy Crisis

         Through the end of July, the 2001 State of California energy crisis presented only limited disruptions in the availability of electricity. Moderate weather, lower natural gas prices, new power plant openings, and conservation were among the factors that prevented the recurring rolling blackouts that were threatened in the spring. The Federal Energy Regulatory Commission ("FERC") has imposed certain regional electricity price caps. The California legislature and Governor Gray Davis continue to debate possible longer term solutions to the State's energy crisis. The largest utility in the State, Pacific Gas & Electric Company ("PG&E"), remains in bankruptcy. California is pursuing the sale of a record sized municipal bond issue to finance the State's purchases of energy in 2001. The State is also pursuing the collection of substantial sums from energy generators who sold energy during the spring at what the State government believes to have been extraordinarily high prices.

         The Company cannot predict what the price and availability of energy might be in California during the coming months. The Company also cannot predict the impact of the energy crisis upon the pace and nature of economic activity in the State, and upon the financial condition and debt rating of the State of California.

         The Company's management remains concerned about the potential impact of the energy crisis upon the Company's operations and the financial condition of its borrowers and funds availability from its depositors. The Company itself is not a particularly large user of energy, as it conducts no manufacturing and operates in a moderate climate. The Company has a natural gas powered backup generator installed at its administrative headquarters designed to keep its computer network operational in the event of an electricity brown-out or black-out. The Company is in the process of acquiring a larger backup generator with sufficient capacity to supply all functions at its administrative headquarters. The Bank's branches at this time do not have backup generators, and hence would need to limit their operations in the event of an electricity brown-out or black-out.

         As subsequently discussed in this Report, the uncertain impact of the California energy crisis upon consumers and businesses and the pace of State economic activity was one factor in the Company's increasing its allowance for loan losses during the first half of 2001.

         The Company commenced a special credit review during the second quarter of 2001 with the intent to identify significant credits that might be particularly and materially adversely impacted by the California energy crisis. This special review was in addition to the ongoing credit monitoring processes conducted by the Company. To date, no loans have been identified as being directly and materially adversely affected by the California energy crisis. The Company has historically focused on real estate loans and has conducted only limited lending to manufacturers and other industries with a significant rate of energy utilization. The Company intends to continue this special credit review during the third quarter of 2001. In addition, the Company now includes an analysis of borrowers' exposure to energy availability and prices as part of its underwriting process for new loans.

         Depending upon the results of the special credit review and the effects of the California energy crisis, the Company might need to increase its levels of provision for loan losses in future periods above those that would have been required in the absence of the California energy crisis.

         The Company is also exposed to the California energy crisis via the State's maintenance of $16.0 million in time deposits with the Bank as of June 30, 2001. Should the State need to withdraw such deposits, replacement funding for the Bank would likely be more expensive.

Overview Of Business Activity

         During the second quarter of 2001, the Company continued the implementation of its strategic plan of transforming the Bank into a community focused commercial bank serving the financial needs of consumers and businesses throughout the Greater Monterey Bay Area. Major accomplishments during the second quarter of 2001 included the expanded utilization of the new core data processing system implemented in March, 2001, the hiring of several key employees, and the attainment of record levels of total assets, loans, and deposits at June 30, 2001.

         Significant events during the three and six months ended June 30, 2001 included:

1. The Company's ratio of net loans to total assets increased from 80.6% at December 31, 2000 to 85.1% at June 30, 2001, consistent with the strategic objective of better supporting the credit needs of California communities.

2. Several new professional bankers were hired to augment the Company's sales to doctors, accountants, attorneys, and other professionals while also providing improved service to the Bank's retail customers.

3. The Company maintained favorable credit quality, with just $1.1 million in non-accrual loans at June 30, 2001 and $26 thousand in net charge-offs during 2001.

4. The Board of Directors reduced its size to ten following two retirements, thereby reducing future non-interest expense.

5. The Bank hired a new Chief Administrative Officer with over twenty years of banking experience.

6. The Company continued to enhance its technology utilization following the March 2001 conversion of its primary data processing system from an external service bureau to an in-house system built upon client / server and relational database technology.

7. The Bank initiated its first major marketing campaign of 2001, centered about the theme "Monterey Bay Bank. Expect More. Get The Best."

8. MBBC downstreamed $300 thousand in capital to the Bank during the second quarter of 2001 to support the expansion in the Bank's balance sheet.

         The Board of Directors and management have targeted this transformation strategy based on their belief that this approach presents the best current opportunity to enhance long term stockholder value. As evidence of the Board's personal and professional support for the Company and its strategic plan, the Directors have voted to continue receiving their retainer fees in Company common stock. In addition, the Company has continued to pursue the use of stock based compensation in lieu of cash compensation as a means of aligning employee interests with improvements in stockholder value.

         During 2001, the Company also achieved progress in addressing two historical issues that have consumed significant resources:

A. The Special Residential Loan Pool, originally $40.0 million at its purchase in 1998, (see "Special Residential Loan Pool") comprised of residential mortgages with a lower credit quality than typically accepted by the Bank, paid down to $7.3 million by July 20, 2001, compared with $16.5 million outstanding at December 31, 2000, with the seller / servicer for the pool continuing to meet its obligation to absorb all credit losses.

B. The Company commenced binding arbitration during the second quarter of 2001 to address claims by the former President and Chief Operating Officer regarding payments due under his employment contracts. This issue has required significant management time and has generated $161 thousand in legal costs over the past six months.

         Looking forward at the remainder of 2001, the Company plans to substantially complete the installation of the technology and human infrastructure integral to the Bank's conversion from a savings & loan into a community focused commercial bank. The Bank is under no immediate pressure to pursue a change in charter at this time, as its Qualified Thrift Lender ("QTL") ratio was 74.6% at June 30, 2001, compared to a minimum requirement of 65.0% to retain its federal thrift charter.

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

Changes In Financial Condition From December 31, 2000 To June 30, 2001

         Total assets increased $32.6 million, or 6.7%, from $486.2 million at December 31, 2000 to a record $518.8 million at June 30, 2001. The rise in assets was centered in loans and was funded with a combination of greater deposits, increased borrowings, and an expansion in stockholders' equity.

         Cash & cash equivalents decreased from $25.2 million at December 31, 2000 to $11.2 million at June 30, 2001. The Company maintained a higher than usual balance of cash & cash equivalents at the end of 2000 in part due to loan prepayments occurring late in the year and the Company's not reinvesting those proceeds into longer term assets before year end 2000. In addition, strong loan funding demand at the end June 2001 led to the Company's drawing down its cash equivalents at the end of the second quarter.

         Investment securities available for sale were little changed during the first six months of 2001, totaling $7.4 million at both December 31, 2000 and June 30, 2001. At both December 31, 2000 and June 30, 2001, the Company's investment security portfolio was identically composed of two floating rate corporate trust preferred bonds rated "A-" or better by Standards & Poors.

         Mortgage backed securities available for sale decreased from $43.0 million at December 31, 2000 to $38.5 million at June 30, 2001. After purchasing $14.4 million in primarily Agency mortgage backed securities during the first quarter of 2001, the Company ceased purchases during the second quarter of 2001 in favor of redirecting cash flows into the expansion of the loan portfolio. Prepayments on mortgage backed securities were significant during the first half of 2001 due to a combination of the lower interest rate environment and the payoff and / or pay down of various collateralized mortgage obligations ("CMO's"), particularly planned amortization classes ("PAC's") that the Company had purchased over the past year in anticipation of the funding requirements for expanded lending in 2001 in conjunction with the implementation of the strategic plan.

         During the first quarter of 2001, the Bank purchased a $1.0 million fixed rate Agency mortgage backed security comprised of loans to low to moderate income borrowers in the Bank's lending area. The Bank conducts such purchases in support of its local communities and as part of its proactive efforts under the CRA. The Bank also places certificates of deposit with minority focused financial institutions as part of its CRA program.

         The mortgage backed securities purchased during the first quarter of 2001 were a mix of fixed and variable rate Agency pass-through securities, and Agency and non-Agency fixed rate, relatively low duration CMO's.

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

         Loans held for sale increased from none at December 31, 2000 to $383 thousand at June 30, 2001. The Company's pace of mortgage banking activity has accelerated in 2001 in conjunction with the Federal Reserve's six interest rate cuts and declines in mortgage rates from their levels of one year ago, generating borrower impetus to refinance. The Company sells most of its long term, fixed rate residential mortgage production into the secondary market on a servicing released basis. All loans held for sale at June 30, 2001 were matched with optional commitments to deliver such loans into the secondary market. The Company sells its long term, fixed rate residential mortgages and purchases more interest rate sensitive loans as part of its interest rate risk management program.

         Loans held for investment, net, increased from $391.8 million at December 31, 2000 to a record $441.1 million at June 30, 2001. The increase resulted from a combination of strong internal loan originations and from pool purchases of various types of California real estate loans. Net loans as a percentage of total assets increased from 80.6% at December 31, 2000 to 85.1% at June 30, 2001, in conjunction with the Company's strategy of supporting its interest margin, fostering economic activity in its local communities, and effectively utilizing the Bank's capital. However, because $21.4 million in loan pool purchases were funded in June 2001, the Company generated only limited net interest income from such during the second quarter. The Company follows its customary underwriting policies in evaluating loan pools. The expansion in the Bank's loan portfolio during 2001 has been facilitated by the downstream of $2.1 million and $300 thousand in capital from MBBC during the fourth quarter of 2000 and the second quarter of 2001, respectively.

         Even with the strong second quarter 2001 loan production, the Company's pipeline at June 30, 2001 remained at a historically high level, including $35.0 million in outstanding firm loan commitments by the Bank, portending additional loan portfolio expansion during the third quarter of 2001. The pipeline at June 30, 2001 included a number of commercial credits, as the Company has continued to gradually expand its lending to local businesses in conformity with its strategic plan. Commercial loans represented 1.3% of gross loans at June 30, 2001.

         The Company reversed its long term loan portfolio diversification away from residential mortgages during the first half of 2001, in part due to management's concerns about the near term status of the California economy in general and construction lending in particular. Residential mortgages comprised 43.4% of gross loans at June 30, 2001, up from 37.8% at December 31, 2000. In contrast, construction loans declined from 13.9% of gross loans at December 31, 2000 to 10.0% of gross loans at June 30, 2001. In addition, land loans declined from 3.8% of gross loans at December 31, 2000 to 2.8% of gross loan at June 30, 2001. A total of 79.2% of the Company's outstanding construction loan balances at June 30, 2001 were associated with housing.

         During the first quarter of 2001, the Company tightened its credit criteria for land and construction loans, with a particular focus on requiring greater borrower equity contribution and liquidity for new construction loans. This credit tightening did not occur in response to any specific decline in credit quality in the Company's loan portfolio, but rather as a proactive step in light of the slowing national economy and the unique issues facing California stemming from an uncertain supply and price of energy and the weakening of the technology sector.

         During the second half of 2001, the Company intends to continue pursuing its long term shift in loan mix toward income property lending, with a particular focus on mortgages secured by multifamily buildings and various types of commercial real estate that is other than single-use. Multifamily loans increased from $76.7 million at December 31, 2000 to $88.4 million at June 30, 2001. Cash flows for apartment buildings in many parts of California have been bolstered in the past year by a combination of lower debt service due to declining interest rates and greater revenue due to a combination of lower vacancy rates and higher rental rates. Construction of new apartments in many parts of California has lagged demand, resulting in more favorable financial conditions for apartment building owners.

         The Company also intends to pursue increased lending to small to medium sized businesses during subsequent quarters in 2001, with an initial focus on lending to local companies, many of which have been depositors at the Bank for several years. The Company also intends to increase its lending to professionals (e.g. accountants, doctors, attorneys) in the Greater Monterey Bay Area during the second half of 2001. Early in the second quarter of 2001, the Bank hired additional professional bankers and commercial lenders, consistent with the strategic transformation of the Bank into a community focused commercial bank.

         Additional information regarding the composition of the Company's loan portfolio is presented in the following table:

                                                                  June 30,   December 31,
                                                                    2001         2000
                                                                 ---------    ---------
(Dollars In Thousands)
Held for investment:
   Loans secured by real estate:
      Residential one to four unit                               $ 202,650    $ 160,155
      Multifamily five or more units                                88,442       76,727
      Commercial and industrial                                    103,890      102,322
      Construction                                                  46,613       59,052
      Land                                                          13,097       16,310
                                                                 ---------    ---------

   Sub-total loans secured by real estate                          454,692      414,566

   Other loans:
      Home equity lines of credit                                    5,950        5,631
      Loans secured by deposits                                        222          494
      Consumer lines of credit, unsecured                              192          175
      Business term loans                                            1,978        1,641
      Business lines of credit                                       4,113        1,438
                                                                 ---------    ---------

   Sub-total other loans                                            12,455        9,379

   Sub-total gross loans held for investment                       467,147      423,945

   (Less) / Plus:
      Undisbursed construction loan funds                          (19,928)     (26,580)
      Unamortized purchase premiums, net of purchase discounts         205           21
      Deferred loan fees and costs, net                               (158)        (202)
      Allowance for estimated loan losses                           (6,138)      (5,364)
                                                                 ---------    ---------

Loans receivable held for investment, net                        $ 441,128    $ 391,820
                                                                 =========    =========

Held for sale:
   Residential one to four unit                                  $     383    $    --
                                                                 =========    =========

         Premises and equipment, net, increased from $7.4 million at December 31, 2000 to $7.9 million at June 30, 2001 primarily due to hardware and software purchases in support of the new core processing system.

         Core deposit premiums, net, declined by $341 thousand during the first six months of 2001 in conjunction with periodic amortization. Under OTS regulations, intangible assets, including core deposit premiums, reduce regulatory capital, resulting in lower regulatory capital ratios than would otherwise be the case.

         Total deposits increased from $407.8 million at December 31, 2000 to a record $418.3 million at June 30, 2001. Key trends within the deposit portfolio included:

o Non-interest bearing demand deposits increased from $17.1 million at December 31, 2000 to $20.2 million at June 30, 2001. This rise was supported by balances maintained by new commercial business customers, as the Bank often requires a certain amount of compensating balances in conjunction with a commercial credit facility. The Company has also targeted attracting DDA balances as part of its sales management program. This increase was also supported by the Bank's issuing checks on its own account following the computer systems conversion. Outstanding checks drawn on the Bank's own account are accounted for as demand deposits.

o Interest bearing NOW checking account balances decreased slightly from $41.9 million at December 31, 2000 to $41.5 million at June 30, 2001. The Company revamped its checking products in March 2001 in conjunction with the core processing system conversion, expanding the use of tiered interest rates as a vehicle for encouraging customers to increase their balances and concentrate their accounts with the Bank. In addition, the Bank introduced bilingual (English and Spanish) telephone banking and continued to market Internet banking and electronic bill payment.

o Savings deposits increased from $16.5 million at December 31, 2000 to $20.0 million at June 30, 2001. This increase was primarily due to the re-categorization of approximately $4.2 million in balances from money market accounts to savings accounts in conjunction with the computer systems conversion. By the end of the first quarter of 2001, the Company eliminated its passbook based deposit accounts in favor of statement based accounts that integrate effectively with global ATM networks, debit cards, Internet banking, and telephone access. Management also believes that statement based deposit products present a lower likelihood of operating losses and provide a more regular opportunity for customer communication and marketing.

o Money market deposits declined from $87.7 million at December 31, 2000 to $85.2 million at June 30, 2001, resulting from the re-categorization of certain deposit accounts discussed above. During the first quarter of 2001, the Company repositioned its consumer money market accounts to better serve three distinct market segments, with the accounts designed for each market segment including tiered interest rates and comprehensive and flexible access.

o Certificate of deposit balances increased from $244.7 million at December 31, 2000 to $251.4 million at June 30, 2001. The Company redesigned its certificate of deposit products during the first quarter of 2001, providing the opportunity for customers to earn higher interest rates by increasing their balances, expanding their relationship with the Bank, and / or incrementally extending the term of their accounts. During the second quarter of 2001, the Company advertised certain relatively higher rate "CD Specials" with the objective of attracting new retail customers who might subsequently expand their relationship with additional financial products and services. In addition, the Company received an additional certificate of deposit of $2.0 million from the State of California during the second quarter of 2001. During most of 2001, the Company has priced it longer term (18 to 60 months) certificates of deposit attractively as part of its asset / liability management program and to encourage the development of longer term customer relationships.

         During the first quarter of 2001, the Company generally targeted its deposit rates at a higher competitive market percentile (i.e. relatively higher than usual) due to concerns about potential customer impact stemming from the computer systems conversion. For example, while the Company worked to minimize the customer impact of branch staff being allocated to training on the new computer system in advance of its implementation, branch staffing was lighter than targeted levels during parts of the first quarter of 2001. By the end of the second quarter of 2001, the Company had returned its deposit pricing to more traditional levels.

         Through the first six months of 2001, the Company experienced active competition for certificates of deposit from several financial institutions, particularly two large thrifts that frequently offered above market interest rates on various types of deposit accounts.

         Following the computer systems conversion, the Company experienced an increase in the rate of deposit account closures. The account closures were concentrated in lower balance transaction accounts that became subject to service charges because of the new fee and service charge schedule implemented with the computer systems conversion. Certain operational issues affecting customers arose following the conversion, also contributing to certain deposit account closures. However, the majority of these operating issues were successfully addressed in the weeks following the computer systems conversion.

         While the growth in total deposits during the first half of 2001 was favorable, the Company did not achieve the desired progress in altering the deposit mix to contain a higher percentage of transaction accounts. Transaction accounts constituted 39.9% of total deposits at June 30, 2001, almost constant versus 40.0% at December 31, 2000. Effecting a change in deposit mix is integral to the Company's strategic plan, as transaction accounts provide for a lower cost of funds versus most other funding sources, generate fee income, furnish opportunities for cross-selling other products and services to customers, and are typically less interest rate sensitive than many other funding sources. During the second half of 2001, the Company intends to continue emphasizing the acquisition of transaction accounts through employee incentives and via sales calls by the recently hired commercial and professional bankers.

         The Company's ratio of loans to deposits increased from 96.08% at December 31, 2000 to 105.54% at June 30, 2001, as the strong loan growth eclipsed the expansion in deposits. In light of this ratio, the Company is exploring various strategic alternatives for increasing its funding base, including new sites for traditional stand-alone branches and sites for branches domiciled within larger retail outlets. The Bank is currently evaluating a potential site for a de novo stand alone branch in a market adjacent to one of its largest existing branches. No assurance can, however, be provided that the Company will be successful in obtaining additional distribution and sales locations.

         Borrowings increased from $32.6 million at December 31, 2000 to $51.8 million at June 30, 2001. The Company has acquired additional FHLB advances during 2001 to provide funding for the expansion in the loan portfolio and to layer in borrowing maturities during 2002 as part of the Bank's cash management and asset / liability management programs. All of the Company's FHLB advances at June 30, 2001 were fixed rate, bullet (non-amortizing), without embedded options, such as granting the FHLB the ability to call the borrowing prior to maturity. The new FHLB advances during 2001 were collateralized by assets pledged from the Company's loan and securities portfolios.

         Total stockholders' equity increased from $43.8 million at December 31, 2000 to $47.1 million at June 30, 2001. Factors contributing to the increase included:

o    $1.6 million in 2001 year to date net income

o continued amortization of deferred stock compensation, including the issuance of certain compensation plan shares in lieu of cash compensation

o    the payment of Director retainer fees with Company common stock

o    the  exercise  of  ninety-five  thousand  vested  stock  options  by former
     employees   and   Directors,   generating   $901   thousand  in  additional
     stockholders' equity

o $445 thousand in other comprehensive income, net, stemming from the appreciation in the portfolios of securities classified as available for sale, which in turn resulted from the decline in general market interest rates during the first half of 2001

         The Company plans to continue utilizing stock compensation in lieu of cash compensation for certain payments during the second half of 2001. Management believes that compensating employees in stock fosters an alignment of employee interests with improvements in long term stockholder value. The Company did not conduct any share repurchases during the first half of 2001. The Company's tangible book value per share increased from $12.54 at December 31, 2000 to $13.21 at June 30, 2001.

Interest Rate Risk Management And Exposure

         The table below presents an overview of the interest rate environment during the eighteen months ended June 30, 2001. The 12MAT and 11th District Cost Of Funds Index ("COFI") are by nature lagging indices that trail changes in more responsive interest rate indices such as those associated with the Treasury or LIBOR markets.

Index/ Rate             12/31/99    3/31/00   6/30/00    9/30/00  12/31/00    3/31/01   6/30/01
-----------             --------    -------   -------    -------  --------    -------   -------
3 month Treasury bill      5.31%      5.87%     5.85%      6.20%     5.89%      4.28%     3.65%
6 month Treasury bill      5.73%      6.14%     6.22%      6.27%     5.70%      4.13%     3.64%
1 year Treasury bill       5.96%      6.23%     6.05%      6.08%     5.36%      4.11%     3.63%
2 year Treasury note       6.24%      6.47%     6.36%      5.97%     5.09%      4.18%     4.24%
5 year Treasury note       6.34%      6.31%     6.18%      5.85%     4.97%      4.56%     4.95%
10 year Treasury note      6.44%      6.00%     6.03%      5.80%     5.11%      4.92%     5.41%
30 year Treasury bond      6.48%      5.83%     5.90%      5.88%     5.46%      5.44%     5.76%
Target federal funds       5.50%      6.00%     6.50%      6.50%     6.50%      5.00%     3.75%
Prime rate                 8.50%      9.00%     9.50%      9.50%     9.50%      8.00%     6.75%
12MAT                      5.08%      5.46%     5.79%      6.04%     6.11%      5.71%     5.10%
COFI                       4.85%      5.00%     5.36%      5.55%     5.62%      5.20%     4.50%

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

         As highlighted in the above table, over the past eighteen months, general market interest rates first increased rapidly in early 2000, reached a plateau approximately during the third quarter of 2000, and then fell rapidly in the first half of 2001. The Federal Reserve cut its benchmark interest rates a total of six times during the first half of 2001, for a total decrease of 275 basis points. This decline represented a historically rapid and aggressive set of actions by the Federal Reserve, as it sought to reinvigorate the pace of national economic growth.

         Throughout the volatile 18 month time period covered in the above table, the impact of changing rates on the Company's interest margin was moderate, providing empirical support for the financial modeling previously described.

         During the first half of 2001, the Company sought to maintain its relatively balanced interest rate risk profile by avoiding adding significant volumes of long term, fixed rate assets to the balance sheet. Long term, fixed rate assets are relatively more challenging to match fund, and therefore can expose the Company to interest rate risk in rising interest rate environments. During the first six months of 2001, the Company continued to sell the majority of its long term, fixed rate residential loan production into the secondary market on a servicing released basis. Mortgage backed security purchases were primarily either short term, fixed rate or longer maturity, but floating rate. Loan pool purchases were generally either adjustable rate or seasoned hybrid mortgages, as defined below.

         The steeper yield curve present at the end of the second quarter of 2001 combined with the lagging nature of the COFI and 12MAT indices to encourage more mortgage borrowers to select the Company's hybrid "3/1" and "5/1" loan programs versus long term, fixed rate loans or traditional adjustable rate mortgages. The hybrid programs provide initial fixed rates for three or five years, after which time the mortgages adjust their rates semi-annually at a margin over the One Year Treasury Constant Maturities Index. Should this trend continue into the third quarter of 2001, the Company could become somewhat liability sensitive in the absence of other actions to adjust its interest rate risk profile.

         The Company's strategic plan of transforming the Bank into a community focused financial services provider by nature presents a lower interest rate risk profile than historically experienced by the Bank when the balance sheet was highly concentrated in residential mortgages (including long term, fixed rate), which present greater embedded optionality than many other types of loans. However, management is concerned about the possible impact of a potentially historically low interest rate environment during the second half of 2001 if the Federal Reserve determines to continue decreasing interest rates in an effort to support the US economy. If interest rates reach very low levels, the Company could experience additional margin compression since rates on various types of deposit accounts could reach either zero or near-zero, and thus no longer provide an opportunity to reduce the Company's cost of funding. In addition, historically low interest rates could spur a sufficiently large refinancing wave that could present the Company with excess liquidity at a time when reinvestment options would be relatively unattractive.

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

         At June 30, 2001, the Company had $11.2 million in cash and cash equivalents, untapped borrowing capacity in excess of $73.0 million at the FHLB-SF, and a significant volume of residential mortgages that could be securitized, liquidated, or used in collateralized borrowings in order to meet future liquidity requirements. During the third quarter of 2001, the Bank intends to pledge additional loan collateral to the FHLB-SF and enroll in the FHLB's specific loan pledging program in order to significantly increase its borrowing capacity.

         MBBC and the Bank have each entered into several Master Repurchase Agreements to permit securities sold under agreements to repurchase transactions with a number of counterparties. In addition, at June 30, 2001, the Bank maintained $25.5 million in unsecured federal funds lines of credit from four correspondent financial institutions. However, there can be no assurance that funds from these lines of credit will be available at all times, or that the lines will be maintained in future periods. The Bank is able to issue wholesale "DTC" certificates of deposit through two large, national investment banking firms as an additional source of liquidity.

         At June 30, 2001, MBBC on a stand alone basis had cash & cash equivalents of $4.2 million. In addition, MBBC had no outstanding balance on a $2.0 million revolving line of credit. The loan agreement for this line of credit contains certain restrictions on the use of borrowed funds, including a prohibition for such funds to be used to repurchase Company common stock. The Company intends to seek an increase in this line of credit before the end of 2001 in order to enhance MBBC's available liquidity.

         Due to additional capital requirements implemented by the OTS for the Bank in conjunction with the Special Residential Loan Pool, the Bank is currently limited in its ability to pay dividends to MBBC.

         On June 19, 2001, the OTS issued Thrift Bulletin 77, "Sound Practices for Liquidity Management at Savings Associations". This Thrift Bulletin provides guidance to management and boards of directors of thrift institutions on liquidity management. On March 15, 2001, the OTS issued an interim final rule that repealed a statutory liquidity requirement for the Bank. The prior requirement mandated that the Bank maintain an average daily balance of liquid assets of at least 4.0% of its liquidity base (as defined). The Bank is, however, still required to maintain a safe and sound level of liquidity at all times, and will be examined by the OTS in this regard. Management believes that having a surplus of available liquidity at all times is prudent. Management also believes that the guidance contained within Thrift Bulletin 77 is fundamental to effective financial management of the Bank.

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


         The following table summarizes the capital ratios required for an institution to be considered well capitalized and the Bank's regulatory capital at June 30, 2001 as compared to such ratios.

                                           Core Capital              Core Capital To             Total Capital To
                                           To Adjusted                Risk-weighted               Risk-weighted
(Dollars In Thousands)                     Total Assets                   Assets                      Assets
                                      -----------------------     -----------------------     -----------------------
                                         Balance     Percent         Balance     Percent         Balance     Percent
                                         -------     -------         -------     -------         -------     -------
Bank regulatory capital                  $41,210       7.97%         $41,210      10.88%         $45,961      12.14%
Well capitalized requirement              25,847       5.00%          22,722       6.00%          37,871      10.00%
                                          ------       -----          ------       -----          ------      ------

Excess                                   $15,363       2.97%         $18,488       4.88%         $ 8,090       2.14%
                                         =======       =====         =======       =====         =======       =====

Adjusted assets (1)                     $516,939                    $378,707                    $378,707
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

                                         June 30, 2001       December 31, 1999
                                         -------------       -----------------

Core capital to adjusted total assets            7.97%                   7.11%
Core capital to risk-weighted assets            10.88%                   9.58%
Total capital to risk-weighted assets           12.14%                  10.56%

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

         The following table summarizes these regulatory capital requirements for the Bank. As indicated in the table, the Bank's capital levels at June 30, 2001 exceeded all three of the currently applicable minimum regulatory capital requirements.

                                                                     Percent Of
                                                                       Adjusted
(Dollars In Thousands)                                                    Total
                                                    Amount               Assets
                                                    ------               ------
Tangible Capital
----------------
Regulatory capital                                 $41,210                7.97%
Minimum required                                     7,754                1.50%
                                                     -----                -----

Excess                                             $33,456                6.47%
                                                   =======                =====

Core Capital
------------
Regulatory capital                                 $41,210                7.97%
Minimum required                                    20,678                4.00%
                                                    ------                -----

Excess                                             $20,532                3.97%
                                                   =======                =====

                                                                     Percent Of
                                                                          Risk-
                                                                       weighted
                                                    Amount               Assets
                                                    ------               ------
Risk-based Capital
------------------
Regulatory capital                                 $45,961               12.14%
Minimum required                                    30,297                8.00%
                                                    ------                -----

Excess                                             $15,664                4.14%
                                                   =======                =====

         At June 30, 2001, the Bank's regulatory capital levels exceeded the thresholds required to be classified as a "well capitalized" institution. The Bank's regulatory capital ratios detailed above do not reflect the additional capital (and assets) maintained by MBBC. Management believes that, under current regulations and institution-specific requirements, the Bank will continue to meet its minimum capital requirements. However, events beyond the control of the Bank, such as changing interest rates or a downturn in the economy or real estate markets in the areas where the Bank has most of its loans, could adversely affect future earnings and, consequently, the ability of the Bank to meet its future minimum regulatory capital requirements.

Asset Quality / Credit Profile

Non-performing Assets

         The following table sets forth information regarding non-performing assets at the dates indicated.

(Dollars In Thousands)                                             June 30, 2001      December 31, 2000
                                                                   -------------      -----------------
Outstanding Balances Before Valuation Reserves

Non-accrual loans                                                        $ 1,070                $ 4,666
Loans 90 or more days delinquent and accruing interest                        --                     --
Restructured loans in compliance with modified terms                          --                     75
                                                                         -------                -------

Total gross non-performing loans                                           1,070                  4,741

Investment in foreclosed real estate before valuation reserves                --                     --
Repossessed consumer assets                                                   --                     --
                                                                         -------                -------

Total gross non-performing assets                                        $ 1,070                $ 4,741
                                                                         =======                =======

Gross non-accrual loans to total loans                                     0.24%                  1.17%
Gross non-performing loans to total loans                                  0.24%                  1.19%
Gross non-performing assets to total assets                                0.21%                  0.98%
Allowance for loan losses                                                 $6,138                 $5,364
Allowance for loan losses to non-performing loans                        573.64%                113.14%
Valuation allowances for foreclosed real estate                           $   --                 $   --


         Non-accrual loans at June 30, 2001 are detailed in the following table:

(Dollars In Thousands)                          Number      Principal Balance
                                                    Of         Outstanding At
Category Of Loan                                 Loans          June 30, 2001
----------------                                 -----          -------------

Residential one to four unit mortgage                6                $ 1,039
Business line of credit                              1                     20
Business term loan                                   1                     11
Consumer line of credit                              1                     --
                                                 -----                -------

Total                                                9                $ 1,070
                                                 =====                =======


         In April 2001, the Bank collected in full on a $544 thousand commercial & industrial real estate mortgage and the $2.85 million commercial real estate construction loan that were on non-accrual status and classified as substandard at March 31, 2001. Both loans were located in the Bank's primary market area. The commercial construction loan had a $600 thousand specific reserve at March 31, 2001. In conjunction with both payoffs, the Bank received all principal, interest, fees, and expense reimbursements due. In addition, during July 2001, the Bank collected in full on the $11 thousand non-accrual business term loan included in the above table.

Criticized And Classified Assets

         The following table presents information concerning the Company's inventory of criticized ("OAEM") and classified ("substandard" and lower) assets. The category "OAEM" refers to "Other Assets Especially Mentioned", or those assets which present indications of potential future credit deterioration.

(Dollars In Thousands)                         OAEM     Substandard        Doubtful            Loss           Total
                                               ----     -----------        --------            ----           -----
December 31, 2000                           $ 2,283         $ 6,323            $ --           $ 600         $ 9,206
March 31, 2001                              $ 5,182         $ 4,897            $ --           $ 600         $10,679
June 30, 2001                               $ 5,100         $ 4,048            $ --           $  --         $ 9,148

         Classified assets as a percent of stockholders' equity decreased from 15.8% at December 31, 2000 to 8.6% at June 30, 2001.

         The June 30, 2001 substandard assets in the above table include a $2.3 million "mini-perm" mortgage loan participation maturing in 2004 secured by a beach resort in the Company's primary business area. The resort has experienced lower occupancy than forecast, contributing to a reduced cash flow and inadequate debt service coverage. The borrowers have continued to timely make all loan payments, however, and no delinquency was experienced through June 30, 2001. The Company downgraded this loan from OAEM during the second quarter of 2001 because of the cash flow inadequacy and concerns that a potential additional slowdown in economic activity might further reduce occupancy or realized average room rates. The Company intends to continue closely monitoring this loan.

         The Company's total loans graded "OAEM" did not decline in conjunction with the downgrade of the aforementioned resort loan to substandard because of the addition of a $2.8 million construction loan to the list of criticized credits. The construction loan is for the development of a residential project in the Coachella Valley in southern California. The borrowers were current in their payments at June 30, 2001. However, slower than anticipated sales of homes and lots within the development led to the credit's being identified as "OAEM". In mid July 2001, the borrowers repaid over $500 thousand in principal on this loan.

Impaired Loans

         At June 30, 2001, the Company had total gross impaired loans, before specific reserves, of $1.1 million, constituting 9 credits. This compares to total gross impaired loans of $5.3 million at December 31, 2000. Interest is accrued on impaired loans on a monthly basis except for those loans that are 90 or more days delinquent or those loans which are less than 90 days delinquent but where management has identified concerns regarding the collection of the credit. For the six months ended June 30, 2001, accrued interest on impaired loans was zero and interest of $39 thousand was received in cash. If all non-accrual loans had been performing in accordance with their original loan terms, the Company would have recorded interest income of $69 thousand during the six months ended June 30, 2001, instead of interest income actually recognized, based on cash payments, of $39 thousand.

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

         At June 30, 2001, the outstanding principal balance of this mortgage loan pool was $8.1 million, comprised of 64 mortgages, with $721 thousand received during July, 2001 (normal monthly remittance cycle) based upon prepayments and scheduled principal for June, 2001. At December 31, 2000, the outstanding principal balance of this mortgage loan pool was $16.5 million. The loans in this mortgage pool bear interest rates significantly in excess of current market rates for similar new loans extended to borrowers with moderate or better credit profiles. This rate differential contributed to the prepayments realized on the portfolio during the first half of 2001.

         Through the July 20, 2001 regularly scheduled remittance date, the seller performed per the loan servicing agreement, making scheduled principal and interest payments to the Bank while also absorbing all credit losses on the loan portfolio. At June 30, 2001, the Company categorized all loans within this mortgage pool as performing based upon the continued payment performance of the seller.

         As of the July 20, 2001 remittance and reporting date for activity through June 30, the mortgage pool included three foreclosed properties. The seller continued to advance scheduled interest and principal payments to the Company for these three mortgages, totaling $503 thousand in loan principal balance.

         Despite the performance of the seller, however, the Company has allocated certain reserves to this mortgage pool at June 30, 2001 due to concerns regarding the potential losses by the seller in honoring the guaranty, the present delinquency profile of the pool, and the differential between loan principal balances and current appraisals for foreclosed loans and loans in the process of foreclosure.

         The  Company  continues  to  monitor  the  financial   performance  and
condition of the seller on a monthly basis. The earnings and capital of the seller experienced favorable results during the first and second quarters of 2001, supported by the strong mortgage refinance market. In addition, the Company analyzes the payment performance and credit profile of the remaining outstanding loans on a monthly basis.

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

3. until further notice, the Bank's regulatory capital ratios were required to be maintained at levels no lower than the levels at December 31, 1999

         Because remaining a "well capitalized" financial institution is integral to the Bank's business strategy and due to the planned generation of additional regulatory capital in 2001 through a combination of net income, amortization of deferred stock compensation, and amortization of intangible assets, management does not foresee that the aforementioned requirements will have a material adverse impact upon the Company in 2001. However, depending upon the tenure of and any potential modification of the additional requirements, as determined by the OTS, such requirements could present an unfavorable impact upon MBBC's liquidity and ability to pay cash dividends to stockholders and conduct share repurchases, as a result of potential restrictions upon the Bank's ability to pay dividends to MBBC.

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

         The following table presents activity in the Company's allowance for loan losses during the six months ended June 30, 2001 and June 30, 2000:

                                                                                        Six Months Ended June 30,
                                                                         -----------------------------------------
                                                                                        2001                 2000
                                                                                        ----                 ----
Allowance For Loan Losses                                                               (Dollars In Thousands)
-------------------------

Balance at beginning of year                                                         $ 5,364              $ 3,502

   Charge-offs:
      Residential one to four unit real estate loans                                      --                 (371)
      Consumer lines of credit                                                            (1)                  --
      Business lines of credit                                                           (25)                  --
                                                                                     -------              -------
   Total charge-offs                                                                     (26)                (371)

   Recoveries                                                                             --                   --

   Provision for loan losses                                                             800                1,025
                                                                                     -------              -------

Balance at June 30                                                                   $ 6,138              $ 4,156
                                                                                     =======              =======

Annualized ratio of net charge-offs during the period to average
   loans receivable, net, outstanding during the period                                0.01%                0.20%


         Additional ratios applicable to the allowance for loan losses include:

                                                                               June 30, 2001      December 31, 2000
                                                                               -------------      -----------------

Allowance for loan losses as a percent of non-performing loans                       573.64%                113.14%

Allowance for loan losses as a percent of gross loans receivable
     net of undisbursed loan funds                                                     1.37%                  1.35%

Allowance for loan losses as a percent of classified assets                          151.63%                 77.48%

         As subsequently discussed (see "Provision For Loan Losses"), the lower provision for loan losses recorded during the first six months of 2001 versus the same period in the prior year resulted from multiple factors, including lower net charge-offs, the recapture of a $600 thousand specific reserve during the second quarter of 2001, and changes in the volume and mix of the loan portfolio.

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

Comparison Of Operating Results For The Three Months And Six Months Ended June 30, 2001 and June 30, 2000

General

         During the second quarter of 2001, the Company reported net income of $949 thousand, equivalent to $0.29 diluted earnings per share. This compares to net income of $554 thousand, or $0.18 diluted earnings per share, for the second quarter of 2000. Net income during the quarter ended March 31, 2001 (the immediately preceding quarter) was $602 thousand, equivalent to $0.18 diluted earnings per share.

         For the six months ended June 30, 2001, net income was $1.6 million, equivalent to $0.47 diluted earnings per share. This compares to net income of $1.4 million, or $0.43 diluted earnings per share, for the first six months of 2000.

         The Company realized some of the financial benefits from its transformation strategy during the first half of 2001. Net interest income rose, primarily due to a larger average balance sheet fueled by increased deposits and loans. Customer service charge income expanded, assisted by the new fee & service charge schedule and financial product revisions implemented with the new core processing system in March 2001. In addition, the Company began realizing certain operating efficiencies from the new technology environment during the second quarter of 2001. The Company maintained high credit quality during 2001, thus avoiding significant operating costs for collections and foreclosures. Net income during the first half of 2001 was impacted by (pre-tax) operating costs for the conversion of the Company's core data processing system ($447 thousand) and legal expenses associated with the arbitration of claims by a former executive ($161 thousand).

Interest Rate Environment

         The table presented above under "Interest Rate Risk Management And Exposure" furnishes an overview of the interest rate environment during the most recent six quarters. Market interest rates have varied considerably during this time period. In early 2000, the Federal Reserve continued increasing its target federal funds rate (commenced in 1999), expressing concern about the rapid pace of economic expansion, the booming equity markets (particularly NASDAQ), and the combination of very low unemployment, spot labor shortages, and increased compensation costs which presented the potential for a rise in inflation. During the second half of 2000, many capital markets interest rates (e.g. LIBOR and Treasuries) began declining in response to falling equity markets and slowing economic growth. The Federal Reserve did not commence cutting its benchmark interest rates until the first week of 2001. The Federal Reserve then cut the target federal funds rate a total of 275 basis points over six separate occasions during the first half of 2001, taking the target federal funds rate from 6.50% on January 2, 2001 to 3.75% on June 30, 2001.

         The year 2001 began with an inverted Treasury curve, highlighting a traditionally difficult interest rate environment for financial institutions, including the Bank. Financial institutions generally benefit from a positively sloped term structure of interest rates, whereby higher duration assets may be funded at a favorable spread with shorter term liabilities, and whereby fixed rate assets appreciate in market price as they move nearer to maturity. By the end of the first quarter of 2001, the Treasury curve out through two years was relatively flat. Following additional interest rate cuts by the Federal Reserve during the second quarter of 2001, the Treasury curve became steeper, with short term Treasury rates falling and long term Treasury rates rising between March 31 and June 30, 2001. In June 2001, the Company took advantage of the steeper term structure of interest rates by funding certain hybrid residential loans (i.e. fixed for 3 - 5 years, then floating) with lower duration liabilities.

Net Interest Income

         Net interest income increased from $4.6 million and $9.0 million during the second quarter and first half of 2000, respectively, to $4.8 million and $9.5 million during the same periods in 2001 primarily due to greater average balances of interest earning assets and liabilities. The Company's ratio of net interest income to average total assets was 3.79% and 3.81% for the three and six months ended June 30, 2001, down from 3.85% and 3.86% during the same periods in 2000. The Company's margins were impacted in the most recent quarter by a shift in loan mix toward residential mortgages. Margins were also hampered by the Company's offering higher than normal relative retail deposit pricing to facilitate customer retention following the core systems conversion. In addition, during the second quarter of 2001, the Company experienced difficulty decreasing its NOW and Savings deposit rates at the same pace as the declines in indices utilized for adjustable rate loans, as the NOW and Savings rates were already at low nominal levels.

         Other factors influencing net interest income during the first three and six months of 2001 compared to the same periods of 2000 included:

o During the first half of 2000, the Company benefited from locking in a significant volume of funding during the fourth quarter of 1999 and early 2000 in a rising interest rate environment.

o The FHLB-SF paid particularly high dividend rates on its capital stock during the first half of 2000 in conjunction with its capital management program.

o The Company increased the size of its balance sheet early in 2001 in anticipation of a declining interest rate environment, funding new short to intermediate term assets with low duration borrowings. This favorably impacted net interest income.

o Average net loans as a percentage of average total assets improved from 79.7% during the first half of 2000 to 81.6% during the first six months of 2001. Because loans constitute by far the Company's highest yielding type of asset, this change in asset mix favorably affected net interest income.

o The Company maintained higher levels of non-interest earning correspondent bank account balances than usual during March 2001 as a liquidity cushion to address any potential operational or financial settlement issues arising following the implementation of the new computer system. This excess liquidity, which unfavorably impacted the Company's margins, was not required.

o During the first half of 2001, the Bank was not able to decrease its weighted average cost of deposits as rapidly as declines in indices used for adjustable rate loans such as Prime, CMT, 12MAT, and COFI. The Bank's weighted average cost of deposits declined from 4.72% at December 31, 2000 to 4.00% at June 30, 2001. In contrast, the Prime Rate declined 275 basis points, COFI decreased 112 basis points, and the 1 Year CMT Index fell 198 basis points over the same time period.

During the second half of 2001, the Company plans to address the above issues that unfavorably impact net interest income by continuing to increase the average size of the balance sheet while also continuing the transformation into a community commercial bank and repositioning the asset and liability mixes. However, no assurance can be provided that the Company will be successful in this regard, as interest rates and new business activity are influenced by many factors beyond the control of the Company, such as actions by the Federal Reserve and competition.

         The following table presents the average annualized rate earned upon each major category of interest earning assets, the average annualized rate paid for each major category of interest bearing liabilities, and the resulting net interest spread, net interest margin, and average interest margin on total assets for the three months ended June 30, 2001 and 2000.

                                      Three Months Ended June 30, 2001          Three Months Ended June 30, 2000
                                   ----------------------------------------  ----------------------------------------
(Dollars In Thousands)                 Average                     Average       Average                     Average
                                       Balance      Interest          Rate       Balance      Interest          Rate
                                       -------      --------          ----       -------      --------          ----
Assets
------
Interest earning assets:

   Cash equivalents (1)                $ 9,697        $  103         4.25%       $ 7,933        $  125         6.34%
   Investment securities                 7,302           111         6.08%         9,259           177         7.69%
   Mortgage backed securities (2)       43,312           675         6.23%        52,406           917         7.00%
   Loans receivable, net (3)           413,107         8,779         8.50%       379,860         8,117         8.55%
   FHLB stock                            2,967            42         5.66%         3,023            75         9.98%
                                     ---------        ------                   ---------        ------

Total interest earning assets          476,385         9,710         8.15%       452,481         9,411         8.32%
                                                      ------                                    ------
Non-interest earnings assets            27,281                                    20,980
                                     ---------                                 ---------

Total assets                         $ 503,666                                 $ 473,461
                                     =========                                 =========

Liabilities & Equity
--------------------
Interest bearing liabilities:
   NOW accounts                       $ 40,843           100         0.98%      $ 35,548           140         1.58%
   Savings accounts                     20,927            63         1.20%        15,429            68         1.77%
   Money market accounts                86,283           913         4.23%        89,272         1,025         4.62%
   Certificates of deposit             244,056         3,279         5.37%       227,228         2,965         5.25%
                                     ---------        ------                   ---------        ------

   Total interest-bearing deposits     392,109         4,355         4.44%       367,477         4,198         4.59%
   FHLB advances                        43,280           579         5.35%        45,885           660         5.79%
   Other borrowings (4)                    115             3        10.43%            44             1         6.38%
                                     ---------        ------                   ---------        ------

Total interest-bearing liabilities     435,504         4,937         4.53%       413,406         4,859         4.73%
                                                      ------                                    ------
Demand deposit accounts                 19,208                                    17,221
Other non-interest bearing               2,302                                     3,079
liabilities                          ---------                                 ---------


Total liabilities                      457,014                                   433,706

Stockholders' equity                    46,652                                    39,755
                                     ---------                                 ---------

Total liabilities & equity           $ 503,666                                 $ 473,461
                                     =========                                 =========

Net interest income                                   $4,773                                   $ 4,552
                                                      ======                                   =======
Interest rate spread (5)                                             3.62%                                     3.59%
Net interest earning assets             40,881                                    39,075
Net interest margin (6)                                4.01%                                     4.02%
Net interest income /
     average total assets                              3.79%                                     3.85%
Interest earnings assets /
     interest bearing liabilities         1.09                                      1.09

Average balances in the above table were calculated using average daily figures.
----------------------------------------------------------------

(1) Includes federal funds sold, money market fund investments, banker's acceptances, commercial paper, interest earning deposit accounts, and securities purchased under agreements to resell.

(2) Includes mortgage backed securities, including CMO's, both available for sale and held to maturity.

(3) In computing the average balance of loans receivable, non-accrual loans and loans held for sale have been included. Amount is net of deferred loan fees, premiums and discounts, and undisbursed loan funds. Interest income on loans includes amortized loan fees and costs, net, of $35,000 and $66,000 in 2001 and 2000, respectively.

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

         The following table presents the average annualized rate earned upon each major category of interest earning assets, the average annualized rate paid for each major category of interest bearing liabilities, and the resulting net interest spread, net interest margin, and average interest margin on total assets for the six months ended June 30, 2001 and 2000.

                                       Six Months Ended June 30, 2001            Six Months Ended June 30, 2000
                                   ----------------------------------------  ----------------------------------------
(Dollars In Thousands)                 Average                     Average       Average                     Average
                                       Balance      Interest          Rate       Balance      Interest          Rate
                                       -------      --------          ----       -------      --------          ----
Assets
------
Interest earning assets:
   Cash equivalents (1)                $ 9,184        $  227         4.94%       $ 7,448        $  225         6.08%
   Investment securities                 7,332           245         6.68%        10,360           386         7.49%
   Mortgage backed securities (2)       46,097         1,483         6.43%        53,382         1,876         7.03%
   Loans receivable, net (3)           407,924        17,667         8.66%       373,185        15,853         8.50%
   FHLB stock                            2,945            83         5.64%         3,136           121         7.76%
                                     ---------        ------                   ---------        ------
Total interest earning assets          473,482        19,705         8.33%       447,511        18,461         8.25%
                                                      ------                                    ------
Non-interest earnings assets            26,423                                    20,565
                                     ---------                                 ---------
Total assets                         $ 499,905                                 $ 468,076
                                     =========                                 =========

Liabilities & Equity
--------------------
Interest bearing liabilities:
   NOW accounts                       $ 40,746           240         1.18%      $ 33,462           261         1.57%
   Savings accounts                     19,126           136         1.42%        15,317           136         1.79%
   Money market accounts                88,185         1,957         4.44%        85,746         1,898         4.45%
   Certificates of deposit             244,264         6,707         5.49%       225,907         5,743         5.11%
                                     ---------        ------                   ---------        ------

   Total interest-bearing deposits     392,321         9,040         4.61%       360,432         8,038         4.48%
   FHLB advances                        42,052         1,126         5.36%        47,749         1,369         5.76%
   Other borrowings (4)                    142            14        19.72%           333            10         6.04%
                                     ---------        ------                   ---------        ------

Total interest-bearing liabilities     434,515        10,180         4.69%       408,514         9,417         4.64%
                                                      ------                                    ------
Demand deposit accounts                 17,795                                    16,763
Other non-interest bearing               2,262                                     3,085
liabilities                          ---------                                 ---------

Total liabilities                      454,572                                   428,362

Stockholders' equity                    45,333                                    39,714
                                     ---------                                 ---------
Total liabilities & equity           $ 499,905                                 $ 468,076
                                     =========                                 =========

Net interest income                                   $9,525                                    $9,044
                                                      ======                                    ======
Interest rate spread (5)                                             3.64%                                     3.61%
Net interest earning assets             38,967                                    38,997
Net interest margin (6)                                4.02%                                      4.04%
Net interest income /
     average total assets                              3.81%                                      3.86%
Interest earnings assets /
     interest bearing liabilities         1.09                                      1.10

Average balances in the above table were calculated using average daily figures.
------------------------------------------------------

(1) Includes federal funds sold, money market fund investments, banker's acceptances, commercial paper, interest earning deposit accounts, and securities purchased under agreements to resell.

(2) Includes mortgage backed securities, including CMO's, both available for sale and held to maturity.

(3) In computing the average balance of loans receivable, non-accrual loans and loans held for sale have been included. Amount is net of deferred loan fees, premiums and discounts, and undisbursed loan funds. Interest income on loans includes amortized loan fees and costs, net, of $113,000 and $142,000 in 2001 and 2000, respectively.

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

                                                               Three Months Ended June 30, 2001
                                                                          Compared To
                                                               Three Months Ended June 30, 2000
                                             ----------------------------------------------------------------------
                                                                                          Volume
(Dollars In Thousands)                                Volume              Rate            / Rate               Net
                                                      ------              ----            ------               ---
Interest-earning assets
-----------------------
Cash equivalents                                       $  28            $  (41)           $   (9)           $  (22)
Investment securities                                    (38)              (37)                9               (66)
Mortgage backed securities                              (159)             (100)               17              (242)
Loans receivable, net                                    710               (45)               (3)              662
FHLB Stock                                                (1)              (33)                1               (33)
                                                       -----            -------            ------           ------

     Total interest-earning assets                       540              (256)               15               299
                                                       -----            -------            ------           ------

Interest-bearing liabilities
----------------------------
NOW Accounts                                              21               (53)               (8)              (40)
Savings accounts                                          24               (22)               (7)               (5)
Money market accounts                                    (35)              (86)                9              (112)
Certificates of deposit                                  221                72                21               314
                                                       -----            -------            ------           ------

Total interest-bearing deposits                          231               (89)               15               157
FHLB advances                                            (38)              (50)                7               (81)
Other borrowings                                           1                --                 1                 2
                                                       -----            -------            ------           ------

     Total interest-bearing liabilities                  194              (139)               23                78
                                                       -----            -------            ------           ------

Increase in net interest income                        $ 346            $ (117)            $  (8)           $  221
                                                       =====            =======            ======           ======

                                                                Six Months Ended June 30, 2001
                                                                          Compared To
                                                                Six Months Ended June 30, 2000
                                             ----------------------------------------------------------------------
                                                                                          Volume
(Dollars In Thousands)                                Volume              Rate            / Rate               Net
                                                      ------              ----            ------               ---
Interest-earning assets
-----------------------
Cash equivalents                                       $  53            $  (42)           $   (9)           $    2
Investment securities                                   (113)              (42)               14              (141)
Mortgage backed securities                              (256)             (159)               22              (393)
Loans receivable, net                                  1,476               309                29             1,814
FHLB Stock                                                (7)              (33)                2               (38)
                                                       -----            -------            ------            ------

     Total interest-earning assets                     1,153                33                58             1,244
                                                       -----            -------            ------            ------

Interest-bearing liabilities
----------------------------
NOW Accounts                                              57               (65)              (13)              (21)
Savings accounts                                          34               (28)               (6)               --
Money market accounts                                     54                (6)               11                59
Certificates of deposit                                  469               428                67               964
                                                       -----            -------            ------            ------

Total interest-bearing deposits                          614               329                59             1,002
FHLB advances                                           (164)              (98)               19              (243)
Other borrowings                                          (6)               23               (13)                4
                                                       -----            -------            ------            ------

     Total interest-bearing liabilities                  444               254                65               763
                                                       -----            -------            ------            ------

Increase in net interest income                        $ 709            $ (221)            $  (7)            $ 481
                                                       =====            =======            ======            ======

Interest Income

         Interest income increased from $9.4 million and $18.5 million during the three and six months ended June 30, 2000 to $9.7 million and $19.7 million during the same periods in 2001. These increases were primarily due to:

o higher interest earning assets in 2001: 5.3% greater for the three months ended June 30, 2001, and 5.8% greater for the six months ended June 30, 2001 versus the same periods in 2000

o    a shift in asset  mix  towards  relatively  higher  yielding  loans  versus
     securities,   coincident  with  the  Company's  strategic  plan  of  better supporting its local communities with the delivery of credit

The above factors more than offset the impact of a lower interest rate environment during the first six months of 2001 versus the same period in 2000.

         Interest income on loans rose from $8.1 million and $15.9 million during the three and six months ended June 30, 2000 to $8.8 million and $17.7 during the same periods in 2001. This expansion in interest income was primarily due to greater average volumes. The greater volume stemmed from the Company's strategic plan of increasing the percentage of the balance sheet comprised of loans through internal originations, loan pool purchases on the secondary market, and loan participations; with the latter primarily through other California community banks. The Company plans to increase total loans to approximately 90.0% of total assets by the end of 2001, market conditions permitting. Management believes stockholder value is maximized through the extension and effective management of credit, versus leveraging the balance sheet through securities transactions where the Company provides comparatively little economic value added.

         Interest income on cash equivalents decreased from $125 thousand for the three months ended June 30, 2000 to $103 thousand for the same period in 2001. This decline was due to lower average rates stemming from the interest rate cuts implemented by the Federal Reserve in 2001. Interest income on cash equivalents rose slightly from $225 thousand during the six months ended June 30, 2000 to $227 thousand for the same period in 2001, as an increase in average volume more than offset a decline in average rate.

         Interest income on investment securities declined from $177 thousand and $386 thousand during the three and six months ended June 30, 2000 to $111 thousand and $245 thousand during the same periods in 2001. The reduced interest income resulted from lower average balances and lower average rates. The Company maintained a smaller portfolio of variable rate corporate trust preferred securities during 2001 versus 2000. In addition, the variable rate corporate trust preferred securities reprice quarterly based upon 3 month LIBOR, which was significantly lower in the first half of 2001 than during the first half of 2001.

         Interest income on mortgage backed securities fell from $917 thousand and $1.9 million during the three and six months ended June 30, 2000 to $675 thousand and $1.5 million during the same periods in 2001. This decrease was caused by reductions in average volume and average rates. Over the past year, the Company has reduced the percentage of its balance sheet allocated to securities in favor of increased lending. In addition, the mix of the Company's mortgage backed securities has changed over the past year, with an increase in lower duration, high cash flow instruments and a reduction in higher duration, lower cash flow securities in order to better support greater funding requirements stemming from the Company's increased lending. The Company also purchased additional adjustable rate mortgage backed securities during the first quarter of 2001, which adjusted downward in rate in conjunction with the decline in general capital market interest rates.

         Interest income on FHLB stock decreased from $75 thousand and $121 thousand during the three and six months ended June 30, 2000 to $42 thousand and $83 thousand during the same periods in 2001. This reduction in interest income stemmed from a combination of reduced average balances and lower effective earnings rates. The Bank was required by the FHLB-SF to sell some its capital stock in the FHLB during 2000 under the FHLB's mandatory capital redemption program. The Company anticipates increasing its investment in the capital stock of the FHLB during the second half of 2001 in conjunction with increased utilization of FHLB advances to fund the expansion in the balance sheet and contribute to the Company's asset / liability management program.

Interest Expense

         Interest expense was $4.9 million for both the quarter ended June 30, 2001 and the quarter ended June 30, 2000. Interest expense increased from $9.4 million during the six months ended June 30, 2000 to $10.2 million during the first half of 2001. Comparing the second quarter of 2001 to the same period in 2000, the impact of greater average balances during 2001 was offset by the effect of lower average rates. Greater average balances and higher average rates led to the increase in interest expense during the six months ended June 30, 2001 versus the same period the prior year.

         Interest expense on deposits increased from $4.2 million and $8.0 million during the three and six months ended June 30, 2000 to $4.4 million and $9.0 million during the same periods in 2001. Average interest bearing deposits were 6.7% greater in the second quarter of 2001 versus the second quarter of 2000 and 8.8% greater in the first half of 2001 versus the first six months of 2000. The Company's weighted average cost of interest bearing deposits was 15 basis points lower in the second quarter of 2001 versus the same period the prior year, but 13 basis points higher for the six months ended June 30, 2001 versus the same period in 2000.

         Average deposit transaction account rates were significantly lower during the second quarter of 2001 compared to the second quarter of 2000, in conjunction with the lower interest rate environment. The Company paid an average rate of just 0.98% on its NOW deposits and 1.20% on its savings deposits during the second quarter of 2001, highlighting the limited ability of the Company to further reduce the cost of this funding should general market interest rates continue to decline.

         Certificates of deposit comprised 59.3% of average total deposits during the second quarter of 2001, up slightly from 59.1% during the second quarter of 2000. The Company's progress in restructuring its deposit mix to include a greater percentage of transaction accounts was slowed during the first half of 2001 because of the resources committed to the core systems conversion, certain account closures stemming from the revised fee schedule and product mix implemented with the new data processing system, and by aggressive competition for checking and money market accounts during 2001, particularly from large thrifts, including one financial institution that extensively advertised annual percentage yields of 4.00% or more on one of its NOW checking products during the first half of 2001.

         The rapidly declining interest rate environment experienced during the first half of 2001 contributed to "sticker shock" for certificate of deposit account holders with maturing deposits. With interest rates down from 100 to 200 (or more) basis points below their levels of just six months earlier, many maturing CD holders, particularly those dependent upon their interest income for day to day living expenses, aggressively shopped for interest rates, causing the Bank to selectively match high rate competitors in order to maintain customer relationships and continue growing the deposit portfolio. In contrast, during the first half of 2000, interest rates were generally increasing, presenting less impetus for maturing certificate of deposit holders to extensively shop for peak interest rates.

         Over the past year, the Company has worked to more uniformly distribute its certificate of deposit maturities by month in order to facilitate cash management and avoid concentrated exposure to capital market events at any one point in time. This objective has been accomplished through the use of "odd term" certificates of deposit such as 7 and 8 months, augmented by ongoing sales of longer term certificates of deposit. The Company's new professional bankers have incorporated calling on maturing certificate of deposit customers as a fundamental component of their sales management and customer service program.

         During the second half of 2001, the Company plans to continue promoting its Money Market Plus account, Interest Checking Plus account, "40+" NOW checking account, and business checking accounts. The consumer products present attractive benefits to both customers and the Company. For example, all three consumer transaction accounts are highly tiered, encouraging greater account balances in order to earn higher rates of interest. These three products are also accessible via bilingual telephone banking, Internet banking, global ATM networks, mail, and in-branch service. The Company also intends to continue pursuing compensating balances, typically demand deposit balances, for business credit facilities.

         At June 30, 2001, the Bank's weighted average nominal cost of deposits was 4.00%, or 50 basis points below the COFI Index for the same date. The Company utilizes a comparison of its cost of deposits and cost of funds to COFI as one measure of relative performance. The Company's weighted average nominal cost of deposits was 4.72% at December 31, 2000, or 90 basis points below the COFI Index for the same date. Should capital markets interest rates stabilize, the Company will benefit from the significant downward repricing of maturing certificates of deposit over the next several months.

         Interest expense on total borrowings decreased from $661 thousand and $1.4 million during the three and six months ended June 30, 2000 to $582 thousand and $1.1 million during the same periods in 2001. This decrease was caused by smaller average balances and lower average rates. The Company maintained a lower cost portfolio of FHLB advances during the first half of 2001 than during the prior year, as several higher cost advances matured or were prepaid during 2000. In addition, the Company borrowed $10.0 million in new one year FHLB advances during the first quarter of 2001 with a weighted average rate of 5.13%; and utilized low cost overnight FHLB advances for incremental funding requirements during June 2001. The Company's average interest rate on other borrowings was inflated during 2001 as a result of the amortization of loan fees (discount on a liability) on MBBC's $2.0 million revolving line of credit combined with a lack of draws (outstanding balances) on the line.

Provision For Loan Losses

         The Company recorded a $300 thousand provision for loan losses during the second quarter of 2001, down from $775 thousand during the second quarter of 2000. For the first half of 2001, provisions for loan losses totaled $800 thousand, down from $1.0 million during the first six months of 2000. No recoveries were realized during the first half of 2001, and charge-offs during the period totaled $26 thousand. Net charge-offs during the first six months of 2000 were $371 thousand, associated with a residential mortgage secured by a real property that suffered substantial earth movement. The Company's ratio of loan loss reserves to loans outstanding increased slightly from 1.35% at December 31, 2000 to 1.37% at June 30, 2001, while the nominal amount of the loan loss reserve rose from $5.4 million at December 31, 2000 to $6.1 million at June 30, 2001. In comparison, at June 30, 2000 the Company maintained $4.2 million in loan loss reserves, equivalent to 1.09% of loans outstanding.

         The Company's management remains concerned about the negative impacts upon the amount of loss inherent in the loan portfolio at June 30, 2001 arising from the following factors:

o the California energy crisis, with effects upon the availability and price of electricity, business costs, consumer spending and disposable income, and the pace of economic activity in the State

o the financial difficulties experienced by many technology related companies in the Silicon Valley area adjacent to the Bank's primary market areas

o the impact of lower stock prices on consumer spending, liquidity, and investment, with a particular concern regarding the effects on the demand and pricing for real estate in the Bank's primary market areas

o the significant number of layoffs announced during the first half of 2001 by California companies, with a related rise in the rate of unemployment in California

o    the general reduction in national economic growth

         Other factors contributing to the increased nominal and relative reserves in 2001 versus 2000 included:

o the increasing concentration of the portfolio in relatively less seasoned credits, because of the Company's growth rate in recent periods

o higher concentrations of credit exposure as a result of increased income property lending, as these loans generally are larger than residential mortgages

o the allocation of increased reserves during the second quarter of 2001 for the Special Residential Loan Pool (see "Special Residential Loan Pool") based upon recent loss rates by the seller / servicer on disposition of foreclosed collateral

o    the increase in the size of the loan portfolio

         Commercial & industrial and multifamily real estate loans typically present greater credit, concentration, and event risks than home mortgages, thereby requiring proportionately greater reserve levels. Newer loans typically present more credit exposure than seasoned loans with many years of prompt payment experience and amortized principal balances.

         The Company commenced a special credit review during the second quarter of 2001 with the intent to identify significant credits that might be particularly and materially adversely impacted by the California energy crisis. This special review was in addition to the ongoing credit monitoring processes conducted by the Company. To date, no loans have been identified as being directly and materially adversely affected by the California energy crisis. The Company has historically focused on real estate loans and has conducted only limited lending to manufacturers and other industries with a significant rate of energy utilization. The Company intends to continue this special credit review during the third quarter of 2001. In addition, the Company now includes an analysis of borrowers' exposure to energy availability and prices as part of its underwriting process for new loans.

         The Company anticipates that its ratio of loan loss reserves to loans outstanding will continue to increase in future periods to the extent that the Company is successful in its strategic plan of increasing total loans while expanding the proportion of the loan portfolio represented by income property and commercial business lending. The Company's strategic plan also incorporates expanded construction lending, although the Company has tightened its credit requirements for such lending during 2001 in light of the trends within the California economy.

Non-interest Income

         Non-interest income totaled $695 thousand and $1.3 million during the three and six months ended June 30, 2001, comparing favorably to $583 thousand and $1.1 million during the same periods in 2000.

         Service charge income rose from $312 thousand and $592 thousand during the three and six months ended June 30, 2000 to $473 thousand and $882 thousand during the same periods in 2001. This increase in part resulted from the revised fee and service charge schedule implemented with the new core processing system in March, 2001. Following the computer systems conversion, the Company increased its fee for checks drawn against insufficient funds ("NSF Fees") from $17 to $20 per check. The Company also stopped providing lifetime free checks for certain deposit accounts, thereby not only reducing non-interest expenses for check printing but also increasing fee income from "upcharges" for check orders initiated and paid for by customers. In addition, the revised fee and service charge schedule established certain minimum balance requirements and maximum free usage limits for certain deposit accounts.

         The Bank has also benefited from fees generated from an additional remote ATM during the first six months of 2001 that was not in place in the first half of the prior year. In addition, selected higher ATM fees and increased debit card transaction volume contributed to a $44 thousand increase in combined ATM and debit card fee income in the first six months of 2001 versus the same period in 2000.

         There were no sales of mortgage backed and investment securities during the second quarter of 2001. During the second quarter of 2000, security sales generated a pre-tax gain of $2 thousand. For the six months ended June 30, 2001, security sales produced a pre-tax gain of $34 thousand, versus a pre-tax loss of $77 thousand during the first half of 2000. Although many of the Company's securities appreciated during the second quarter of 2001 in conjunction with interest rate cuts implemented by the Federal Reserve, management decided to retain the securities as a means of generating net interest income.

         Loan servicing income totaled $41 thousand and $43 thousand during the three and six months ended June 30, 2001, compared to $24 thousand and $61 thousand during the same periods in 2000. The Company continues to sell the vast majority of its long term, fixed rate residential loan production into the secondary market on a servicing released basis. As a result, the portfolio of loans serviced for others is declining as loans pay off. At June 30, 2001, the Company serviced $51.0 million in various types of loans for other investors, compared to $62.0 million at December 31, 2000.

         During the second quarter of 2001, the Company continued the revamping of its non-FDIC insured investment sales program to improve franchise value and better integrate this operation with the overall strategic plan. Staffing changes contributed to commissions from the sale of annuities, mutual funds, insurance, and individual securities declining from $183 thousand and $390 thousand during the three and six months ended June 30, 2000 to $71 thousand and $188 thousand during the same periods in 2001. Commission revenue during the third quarter of 2001 is anticipated to be below the similar period in 2000. Revenue from the sale of non-FDIC insured investments has also been hampered during the first half of 2001 versus the same period in the prior year by less favorable capital market conditions.

         Other non-interest income increased from $62 thousand and $118 thousand during the three and six months ended June 30, 2000 to $110 thousand and $192 thousand during the same periods in 2001. This rise was partially due to increased rental income, which in turn derived from the Bank's leasing the second floor of one of its branches in late 2000 following an extensive remodeling.

         The  Company's   strategic  plan   incorporates   non-interest   income
representing a greater percentage of total revenue. The Company intends to pursue increased non-interest income in future quarters through:

o    seeking additional remote ATM sites

o    further increases in the portfolio of deposit transaction accounts

o the continued sale of consumer Internet banking with electronic bill payment

o the planned introduction of Internet banking and cash management services for businesses

o the continued marketing of debit cards and the possible introduction of corporate credit cards for the Company's commercial customers

o    the hiring of additional  licensed  investment  counselors to sell non-FDIC
     insured  products  including  mutual  funds,   annuities,   and  individual
     securities

However, no assurance can be provided regarding the amount of or trends in the Company's future levels and composition of non-interest income.

Non-interest Expense

         Non-interest expense totaled $3.5 million and $7.4 million for the three and six months ended June 30, 2001, compared to $3.4 million and $6.7 million for the same periods in 2000. Total non-interest expense in 2001 has been increased by costs for the data processing conversion ($447 thousand) and legal expenses associated with the arbitration of claims by a former executive ($161 thousand). Costs for the data processing conversion included deconversion fees to the prior service bureau, printing and postage costs for additional customer communications, employee training and travel costs, and consulting fees for technology professionals retained to assist with and speed the implementation of the new system.

         The Company's efficiency ratio during the second quarter of 2001 was 64.37%, comparing favorably to 65.61% during the second quarter of 2000, but still above high performing peer financial institutions. The Company has identified reducing the efficiency ratio as a key objective of its strategic plan and an important component of executive incentive compensation.

         During the first half of 2001, the Company has adjusted its staffing to advance the strategic plan. During 2001, the Bank has added an additional commercial loan officer and hired three new professional bankers, with a fourth scheduled to join the Company in early August 2001. Staffing has increased in the data processing function, coincident with the Company's shifting from an external service bureau to in-house data processing. The change in the Company's systems environment also impacted various other operating expenses. Data processing fees were much lower in the second quarter of 2001 than the same period in 2000, while equipment expense was higher due to the added depreciation from the new hardware and software installed in 2001. In addition to the aforementioned increase in non-interest income, the Company's new client-server technology platform, combined with the associated product redesign, has fostered various operating efficiencies, including reduced costs for customer statements, certificate of deposit maturity notices, and certain electronic transaction processing.

         Supplies, postage, telephone, and office expenses were slightly lower in the three and six months ended June 30, 2001 than during the same periods the prior year despite the non-recurring expenses for the core systems conversion. In 2001, the Company is utilizing a lower cost supplies vendor, accessed through the Internet, with next day delivery avoiding the need to maintain local supplies inventories. In addition, most forms are now dynamically created through the new core processing system, avoiding forms obsolescence, shipping costs, and local inventory requirements. During the second half of 2001, the Company plans to further leverage its new systems environment to improve efficiencies, potentially shifting its internal LATA (in-State long distance) telephone traffic to its wide area network through voice over Internet protocol technology. Despite these and other initiatives in reducing operating costs, no assurance can be provided that the Company's efficiency ratio will improve in future quarters or that the Company's level of non-interest expenses will decrease in the future on a nominal or relative basis (e.g. as a percentage of average total assets).

         Advertising and promotion costs were lower in the three and six months ended June 30, 2001 than during the same periods the prior year. This stemmed from the Company's awaiting the completion of the systems conversion and product redesign prior to conducting extensive advertising. By mid-2001, however, the Bank had commenced a significant local radio advertising campaign focused on building customer relationships and centered about the theme "Monterey Bay Bank. Expect More. Get The Best." In addition, the Bank recently expanded the responsibilities of Ms. Mary Anne Carson, Corporate Secretary, to include the title of "Director of Community Relations". Ms. Carson will orchestrate the Bank's expanded community involvement in a wide range of functions, a role she successfully played in the local area for another community bank that was acquired by a large financial institution. In June 2001, the Bank made its second of five pledged $15 thousand annual contributions to support the Cabrillo College Foundation, representing a major sponsorship for the organization. The Company anticipates spending more on advertising, promotion, and community outreach during the second half of 2001 than the amounts spent during the first half of this year.

         Legal and accounting expenses during the first quarter of 2001 were impacted by significant legal costs associated with the pending arbitration of claims by the former President & Chief Operating Officer regarding payments due under his employment contracts. The Company anticipates incurring at least $150 thousand in additional legal costs in this regard during the third quarter of 2001 should the binding arbitration proceeding continue along its full course without settlement. The Company has previously unsuccessfully attempted to settle this matter. Accounting expenses are projected to decline during the second half of 2001, as the Company has retained a new, more cost effective, but also highly experienced firm to perform selected internal audit services.

         Consulting expenses rose from $51 thousand and $103 thousand during the three and six months ended June 30, 2000 to $63 thousand and $306 thousand during the same periods in 2001 primarily due to consultant services associated with the core systems conversion. The Company anticipates a lower level of consulting expense in the second half of 2001 than during the first half due to the completion of the core systems conversion and due to the hiring of Ms. Susan
M. Carlson as Chief Administrative Officer for the Bank at the end of the second quarter. Ms. Carlson had previously provided certain more limited services to the Bank on a consulting basis.

         Director expenses are projected to decline in the latter half of 2001 due to the smaller number of Board members and the final expense recognition for the Directors Emeritus Plan during the second quarter.

Income Taxes

         Income tax expense increased in 2001 versus 2000 primarily due to greater pre-tax income. The Company's effective book tax rate during the first six months of 2001 was slightly lower than for the comparable period in 2000.

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

         The Company commenced binding arbitration proceedings during the second quarter of 2001 to address claims by the former President and Chief Operating Officer regarding payments due under his employment contracts. These proceedings are scheduled to continue during the third quarter of 2001. In the third quarter of 2000, the Company established a $250 thousand reserve for the settlement of these claims. At this time, the Company, following consultation with counsel, believes this reserve to be adequate to cover its liabilities in this regard. The Company is recognizing legal expenses in this regard as incurred.

Item 2.  Changes In Securities

         None.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission Of Matters To A Vote Of Security Holders

         a)       The  Company's  Annual Meeting of Stockholders was held on May
                  24, 2001.

         b)       Not applicable.

         c) At the Company's Annual Meeting of Stockholders held on May 24, 2001, the Company's stockholders approved the following:

                  1.)      The  election  of  the   following   individuals   as
                           Directors for the terms indicated:

                                                                    Votes            Votes          Term
                               Individual                             For         Withheld       Expires
                               --------------------------    -------------    -------------     ---------
                               Mr. Josiah T. Austin             2,404,403          184,435          2003
                               Mr. Edward K. Banks              2,400,761          188,077          2004
                               Mr. Nicholas C. Biase            2,425,544          163,294          2004
                               Mr. Larry A. Daniels             2,400,361          188,477          2002
                               Mr. C. Edward Holden             2,382,346          206,492          2004

                  In addition to the above five individuals, the following Directors were in office as of July 26, 2001:

                                Ms. Diane S. Bordoni
                                Mr. Steven Franich
                                Mr. Stephen G. Hoffmann
                                Mr. Gary L. Manfre
                                Mr. McKenzie Moss, Chairman Of The Board

                  Mr. Eugene R. Friend and Mr. P. W. Bachan retired as active Directors at the Company's Annual Meeting of Stockholders on May 24, 2001 and became Directors Emeritus.

                  2.) The ratification of the appointment of Deloitte & Touche LLP as the independent auditors of the Company for the fiscal year ending December 31, 2001 was approved as follows:

                                     For          Against         Abstain
                            -------------    -------------    ------------
                               2,580,507            7,473              77


         d)       Not applicable.


Item 5.  Other Information

         None.


Item 6.  Exhibits And Reports On Form 8-K

         A.  Exhibits

                  None.


         B.  Reports On Form 8-K

                  The Company has recently filed the following Current Reports on Form 8-K:

                           1. Form 8-K dated July 20, 2001. This Current Report reported the Company's results for the three and six months ended June 30, 2001, the addition of a new member of the senior management team for the Company's subsidiary, Monterey Bay Bank, and the continued binding arbitration proceeding with the former President and Chief Operating Officer in regards to amounts due under his employment contracts.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act Of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      MONTEREY BAY BANCORP, INC.
                                                                    (Registrant)



Date:    August 13, 2001        By:   /s/ C. Edward Holden
                                      --------------------
                                      C. Edward Holden
                                      Chief Executive Officer
                                      President
                                      Vice Chairman Of The Board Of Directors

Date:    August 13, 2001        By:   /s/ Mark R. Andino
                                      ------------------
                                      Mark R. Andino
                                      Chief Financial Officer
                                      Treasurer
                                      (Principal Financial & Accounting Officer)