Form 10-Q
period 2001-09-30
MONTEREY BAY BANCORP INC
filed 2001-11-13
CIK 930429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,452,764 shares of common stock, par value $0.01 per share, were outstanding as of November 9, 2001.

                                  MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

                                                    INDEX


                                                                                                       PAGE
PART I.     FINANCIAL INFORMATION
            Item 1.   Financial Statements

                      Condensed Consolidated Statements Of Financial Condition (unaudited)
                      As Of September 30, 2001 And December 31, 2000                                   3 - 4

                      Condensed Consolidated Statements Of Operations (unaudited) For The
                      Three And Nine Months Ended September 30, 2001 And September 30, 2000            5 - 6

                      Condensed Consolidated Statement Of Stockholders' Equity (unaudited) For
                      The Nine Months Ended September 30, 2001                                           7

                      Condensed Consolidated Statements Of Cash Flows (unaudited) For The
                      Nine Months Ended September 30, 2001 And September 30, 2000                      8 - 9

                      Notes To Condensed Consolidated Financial Statements (unaudited)                10 - 15

            Item 2.   Management's Discussion And Analysis Of Financial Condition
                      And Results Of Operations                                                       16 - 47

            Item 3.   Quantitative And Qualitative Disclosure About Market Risk                         47

PART II.    OTHER INFORMATION

            Item 1.   Legal Proceedings                                                                 48

            Item 2.   Changes In Securities                                                             48

            Item 3.   Defaults Upon Senior Securities                                                   48

            Item 4.   Submission Of Matters To A Vote Of Security Holders                               48

            Item 5.   Other Information                                                                 48

            Item 6.   Exhibits And Reports On Form 8-K                                                  48

                      (a)  Exhibits

                      (b)  Reports On Form 8-K

Signature Page                                                                                          49

Item 1.  Financial Statements


MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
(Dollars In Thousands)
---------------------------------------------------------------------------------------------------------------------

                                                                                   September 30,        December 31,
                                                                                      2001                 2000
                                                                                      ----                 ----
ASSETS
Cash and cash equivalents                                                           $ 13,380             $ 25,159
Securities available for sale, at estimated fair value:
     Investment securities (amortized cost of $7,704 and $7,696 at
          September 30, 2001 and December 31, 2000, respectively)                      7,204                7,360
     Mortgage backed securities (amortized cost of $30,578 and $43,675
          at September 30, 2001 and December 31, 2000, respectively)                  30,971               42,950
Loans held for sale                                                                      407                   --
Loans receivable held for investment (net of allowances for loan losses of
     $6,387 at September 30, 2001 and $5,364 at December 31, 2000)                   454,492              391,820
Investment in capital stock of the Federal Home Loan Bank, at cost                     3,323                2,884
Accrued interest receivable                                                            3,151                2,901
Premises and equipment, net                                                            7,732                7,375
Core deposit intangibles, net                                                          1,684                2,195
Real estate acquired via foreclosure, net                                                 --                   --
Other assets                                                                           4,754                3,546
                                                                                    --------             --------
TOTAL ASSETS                                                                        $527,098             $486,190
                                                                                    ========             ========


See Notes to Condensed Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED) (Continued)
SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
(Dollars In Thousands)
---------------------------------------------------------------------------------------------------------------------

                                                                                       September 30,      December 31,
                                                                                           2001                2000
                                                                                           ----                ----
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Non-interest bearing demand deposits                                                    $ 20,016             $ 17,065
Interest bearing NOW checking accounts                                                    41,073               41,859
Savings deposits                                                                          19,472               16,503
Money market deposits                                                                     97,114               87,651
Certificates of deposit                                                                  250,942              244,710
                                                                                        --------             --------
   Total deposits                                                                        428,617              407,788
                                                                                        --------             --------

FHLB advances and other borrowings                                                        47,943               32,582
Accounts payable and other liabilities                                                     1,826                1,983
                                                                                        --------             --------
     Total liabilities                                                                   478,386              442,353
                                                                                        --------             --------

Commitments and contingencies


STOCKHOLDERS' EQUITY

Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued                    --                   --
Common stock, $0.01 par value, 9,000,000 shares authorized;
     4,492,085 issued at September 30, 2001 and December 31, 2000;
     3,449,379 outstanding at September 30, 2001 and
     3,321,210 outstanding at December 31, 2000                                               45                   45
Additional paid-in capital                                                                28,462               28,278
Retained earnings, substantially restricted                                               35,330               32,722
Unallocated ESOP shares                                                                     (748)                (920)
Treasury shares designated for compensation plans, at cost (25,283 shares
     at September 30, 2001 and 35,079 shares at December 31, 2000)                          (243)                (338)
Treasury stock, at cost (1,042,706 shares at September 30, 2001 and
     1,170,875 shares at December 31, 2000)                                              (14,071)             (15,326)
Accumulated other comprehensive loss, net of taxes                                           (63)                (624)
                                                                                        --------             --------
     Total stockholders' equity                                                           48,712               43,837
                                                                                        --------             --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $527,098             $486,190
                                                                                        ========             ========


See Notes to Condensed Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000
(Dollars In Thousands, Except Per Share Amounts)
-------------------------------------------------------------------------------------------------------------------

                                                                 FOR THE THREE MONTHS       FOR THE NINE MONTHS
                                                                  ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                                                ----------------------     ----------------------
                                                                   2001       2000            2001       2000
                                                                   ----       ----            ----       ----
INTEREST AND DIVIDEND INCOME:
   Loans receivable                                             $  9,084   $  8,118        $ 26,753   $ 23,972
   Mortgage backed securities                                        488      1,011           1,970      2,888
   Investment securities and cash equivalents                        186        385             741      1,116
                                                                 --------   --------        --------   --------
         Total interest income                                     9,758      9,514          29,464     27,976
                                                                 --------   --------        --------   --------
INTEREST EXPENSE:
   Deposit accounts                                                4,032      4,532          13,072     12,569
   FHLB advances and other borrowings                                711        583           1,852      1,961
                                                                 --------   --------        --------   --------
         Total interest expense                                    4,743      5,115          14,924     14,530
                                                                 --------   --------        --------   --------
NET INTEREST INCOME BEFORE PROVISION
     FOR LOAN LOSSES                                               5,015      4,399          14,540     13,446

PROVISION FOR LOAN LOSSES                                            275        650           1,075      1,675
                                                                 --------   --------        --------   --------
NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSSES                                               4,740      3,749          13,465     11,771
                                                                 --------   --------        --------   --------

NON-INTEREST INCOME:
   Gain (loss) on sale of mortgage backed securities
      and investment securities, net                                 156         --             190        (77)
   Commissions from sales of noninsured products                      35        145             223        534
   Customer service charges                                          401        356           1,282        949
   Income from loan servicing                                         33         30              77         90
   Gain on sale of loans                                              18          4              47         15
   Other income                                                       47         95             209        203
                                                                 --------   --------        --------   --------
         Total non-interest income                                   690        630           2,028      1,714
                                                                 --------   --------        --------   --------


See Notes to Condensed Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (Continued)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000
(Dollars In Thousands, Except Per Share Amounts)
-------------------------------------------------------------------------------------------------------------------

                                                                 FOR THE THREE MONTHS       FOR THE NINE MONTHS
                                                                  ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                                                ----------------------     ----------------------
                                                                   2001       2000            2001       2000
                                                                   ----       ----            ----       ----
NON-INTEREST EXPENSE:
   Compensation and employee benefits                              1,739      1,904           5,052      4,991
   Occupancy and equipment                                           440        329           1,222        960
   Deposit insurance premiums                                         50         48             148        140
   Data processing fees                                              133        271             746        837
   Legal and accounting expenses                                     274        148             724        489
   Supplies, postage, telephone, and office expenses                 158        163             510        522
   Advertising and promotion                                          84         84             141        283
   Amortization of intangible assets                                 170        175             511        524
   Consulting                                                         31         15             336        118
   Other expense                                                     507        415           1,558      1,396
                                                                 --------   --------        --------   --------
         Total non-interest expense                                3,586      3,552          10,948     10,260
                                                                 --------   --------        --------   --------

INCOME BEFORE INCOME TAXES                                         1,844        827           4,545      3,225

PROVISION FOR INCOME TAXES                                           787        366           1,937      1,411
                                                                 --------   --------        --------   --------

NET INCOME                                                       $ 1,057    $   461         $ 2,608    $ 1,814
                                                                 ========   ========        ========   ========
EARNINGS PER SHARE:

     BASIC EARNINGS PER SHARE                                    $  0.32    $  0.15         $  0.80    $  0.58
                                                                 ========   ========        ========   ========
     DILUTED EARNINGS PER SHARE                                  $  0.31    $  0.15         $  0.79    $  0.58
                                                                 ========   ========        ========   ========


See Notes to Condensed Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2001
(Dollars And Shares In Thousands)
------------------------------------------------------------------------------------------------------------------------

                                                                                   Treasury
                                                                                     Shares
                                                                                     Desig-             Accum-
                                                                                      nated             ulated
                                                                                        For              Other
                                                         Addi-              Unal-      Com-            Compre-
                                      Common Stock      tional            located      pen-            hensive
                                      ------------     Paid-In  Retained     ESOP    sation  Treasury  Income /
                                     Shares   Amount   Capital  Earnings   Shares     Plans     Stock   (Loss)     Total
                                     ------   ------   -------  --------   ------     -----     -----   ------     -----
Balance at December 31, 2000          3,321   $   45   $28,278  $ 32,722   $ (920)   $ (338) $(15,326)  $ (624) $ 43,837

Exercise of stock options               112                (10)                                 1,099              1,089

Director fees paid using treasury        16                 31                                    156                187
stock

Amortization of stock compensation                         163                172        95                          430

Comprehensive income:
  Net income                                                       2,608                                           2,608

  Other comprehensive income:
       Change in net unrealized loss
            on securities available for
            sale, net of taxes of $471                                                                     673       673

       Reclassification adjustment for
            gains on securities available
            for sale included in income,
            net of taxes of ($78)                                                                         (112)     (112)
                                                                                                                  ------
  Other comprehensive income,                                                                                        561
                                                                                                                  ------
Total comprehensive income
                                                                                                                   3,169
                                                                                                                  ------

                                     ------   ------   -------  --------   ------    ------  --------   ------  --------
Balance at September 30, 2001         3,449   $   45   $28,462  $ 35,330   $ (748)   $ (243) $(14,071)  $  (63) $ 48,712
                                     ======   ======   =======  ========   ======    ======  ========   ======  ========


See Notes to Condensed Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000
(Dollars In Thousands)
--------------------------------------------------------------------------------------------------------------------------
                                                                                                     FOR THE NINE MONTHS
                                                                                                      ENDED SEPTEMBER 30,
                                                                                                    ----------------------
                                                                                                      2001          2000
                                                                                                      ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                         $ 2,608       $ 1,814

Adjustments   to  reconcile  net  income  to  net  cash  provided  by  operating activities:

Depreciation and amortization of premises and equipment                                                481           327
Amortization of intangible assets                                                                      511           524
Amortization of purchase premiums, net of accretion of purchase discounts                               93            55
Amortization of deferred loan fees and costs, net                                                     (159)         (211)
Provision for loan losses                                                                            1,075         1,675
Federal Home Loan Bank stock dividends                                                                (141)         (166)
Gross ESOP expense before dividends received on unallocated shares                                     314           243
Compensation expense associated with stock compensation plans                                          110           215
(Gain) loss on sale of mortgage-backed and investment securities                                      (190)           77
Gain on sale of loans                                                                                  (47)          (15)
Gain on sale of fixed assets                                                                            (8)           --
Loss on sale of real estate acquired via foreclosure                                                    --             5
Origination of loans held for sale                                                                  (6,966)       (1,927)
Proceeds from sales of loans held for sale                                                           6,559         1,768
Increase in accrued interest receivable                                                               (250)         (234)
(Increase) decrease in other assets                                                                 (1,208)           51
(Decrease) increase in accounts payable and other liabilities                                         (157)        1,295
Other, net                                                                                            (568)       (1,031)
                                                                                                   -------       -------
     Net cash provided by operating activities                                                       2,057         4,465
                                                                                                   -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:

Net increase in loans held for investment                                                          (62,672)      (21,482)
Proceeds from sales of investment securities available for sale                                         --         3,730
Purchases of mortgage backed securities available for sale                                         (20,493)      (23,482)
Principal repayments on mortgage backed securities                                                  21,368        11,254
Proceeds from sales of mortgage backed securities available for sale                                12,097        12,571
(Purchases) redemptions of FHLB stock, net                                                            (298)          543
Proceeds from the sale of fixed assets                                                                  13            --
Purchases of premises and equipment                                                                 (1,062)         (423)
                                                                                                   -------       -------
     Net cash used in investing activities                                                         (51,047)      (17,289)
                                                                                                   -------       -------


See Notes to Condensed Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000
(Dollars In Thousands)
---------------------------------------------------------------------------------------------------------------
                                                                                          FOR THE NINE MONTHS
                                                                                           ENDED SEPTEMBER 30,
                                                                                         ----------------------
                                                                                           2001          2000
                                                                                           ----          ----

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits                                                                 20,829        30,649
Proceeds (repayments) from FHLB advances, net                                            15,000        (9,000)
(Repayments) proceeds of securities sold under agreements to repurchase, net                 --        (2,410)
Proceeds (repayments) of other borrowings, net                                              361            --
Cash dividends paid to stockholders                                                          --          (274)
Purchases of treasury stock                                                                  --        (1,251)
Sales of treasury stock                                                                   1,021           150
Sales of treasury stock for stock compensation plans                                         --           216
                                                                                        -------       -------
     Net cash provided by financing activities                                           37,211        18,080
                                                                                        -------       -------

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS                                      (11,779)        5,256

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           25,159        12,833
                                                                                        -------       -------

CASH & CASH EQUIVALENTS AT END OF PERIOD                                                $13,380       $18,089
                                                                                        =======       =======
SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid during the period for:
     Interest on deposits and borrowings                                               $ 14,872       $14,309
     Income taxes                                                                      $  2,850       $ 2,410

SUPPLEMENTAL DISCLOSURES OF NON CASH
INVESTING AND FINANCING ACTIVITIES

Loans transferred from held for sale to held for investment, at market value             $   85        $  202


See Notes to Condensed Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1:  Basis Of Presentation

         The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

         There was no difference in the numerator, net income, used in the calculation of basic earnings per share and diluted earnings per share. The denominator used in the calculation of basic earnings per share and diluted earnings per share for the three and nine month periods ended September 30, 2001 and 2000 is reconciled in the following table. The following table also presents the calculation of the Company's Basic EPS and Diluted EPS for the periods indicated.

                                                            For The Three Months           For The Nine Months
                                                             Ended September 30,           Ended September 30,
                                                       ---------------------------     ---------------------------
(In Whole Dollars And Whole Shares)
                                                               2001          2000              2001          2000
                                                               ----          ----              ----          ----
Net income                                               $1,057,000      $461,000        $2,608,000    $1,814,000
                                                         ==========      ========        ==========    ==========

Average shares issued                                     4,492,085     4,492,085         4,492,085     4,492,085

Less weighted average:
   Uncommitted ESOP shares                                 (121,289)     (157,227)         (130,273)     (166,211)
   Non-vested stock award shares                            (26,903)      (58,378)          (30,289)      (67,236)
   Treasury shares                                       (1,050,040)   (1,176,316)       (1,070,491)   (1,154,058)
                                                         -----------   -----------       -----------   -----------

Sub-total                                                (1,198,232)   (1,391,921)       (1,231,053)   (1,387,505)
                                                         -----------   -----------       -----------   -----------

Weighted average BASIC shares outstanding                 3,293,853     3,100,164         3,261,032     3,104,580

Add dilutive effect of:
   Stock options                                             90,591         3,635            58,499         5,599
   Stock awards                                               1,112           ---               706           163
                                                         -----------   -----------       -----------   -----------

Sub-total                                                    91,703         3,635            59,205         5,762
                                                         -----------   -----------       -----------   -----------

Weighted average DILUTED shares outstanding               3,385,556     3,103,799         3,320,237     3,110,342
                                                          =========     =========         =========     =========

Earnings per share:

   BASIC                                                     $ 0.32        $ 0.15            $ 0.80        $ 0.58
                                                          =========     =========         =========     =========

   DILUTED                                                   $ 0.31        $ 0.15            $ 0.79        $ 0.58
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

         Reclassification adjustments for realized net gains (losses) included in other comprehensive income for investment and mortgage backed securities classified as available for sale for the three and six months ended June 30, 2001 and 2000 are summarized as follows:

                                              Three Months Ended September 30,       Nine Months Ended September 30,
                                             ----------------------------------    ----------------------------------
                                                        2001              2000                 2001             2000
                                                        ----              ----                 ----             ----
(Dollars In Thousands)
Gross reclassification adjustment                     $  156            $   --               $  190           $  (77)
Tax (expense) benefit                                    (64)               --                  (78)              32
                                                       -----            ------               ------           ------

Reclassification adjustment, net of tax                $  92            $   --               $  112           $  (45)
                                                       =====            ======               ======           =======

         A reconciliation of the net unrealized gain or loss on available for sale securities recognized in other comprehensive income is as follows:

                                                            Three Months Ended                  Nine Months Ended
                                                               September 30,                      September 30,
                                                       ---------------------------        ---------------------------
                                                               2001          2000                 2001          2000
                                                               ----          ----                 ----          ----
(Dollars In Thousands)
Holding gain arising during the period, net of tax            $ 208         $ 334               $  673         $  27
Reclassification adjustment, net of tax                         (92)           --                 (112)           45
                                                              -----         -----               ------         -----

Net unrealized gain recognized in
     other comprehensive income                               $ 116         $ 334               $  561         $  72
                                                              =====         =====               ======         =====

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

                                                                  Stock                            Stock       Average
                                                                Options            Stock         Options      Exercise
                                Stock           Stock      Cumulatively          Options       Available      Price Of
                              Options         Options        Vested And     Cumulatively      For Future        Vested
Date                       Authorized     Outstanding       Outstanding        Exercised          Grants       Options
----                       ----------     -----------       -----------        ---------          ------       -------
December 31, 2000             757,929         550,236           325,502           80,150         127,543         $9.76
March 31, 2001                757,929         468,687           248,799          171,699         117,543        $10.05
June 30, 2001                 757,929         418,384           249,655          174,992         164,553        $10.05
September 30, 2001            757,929         384,006           222,840          192,376         181,547         $9.92

Activity during the three and nine months ended September 30, 2001 included:

                              Three Months Ended           Nine Months Ended
                              September 30, 2001           September 30, 2001
                              ------------------           ------------------
Granted                               3,000                     21,500
Canceled                             19,994                     75,504
Exercised                            17,384                    112,226
Vested                                   --                     33,403

         The exercise price of individual vested stock options ranged from a low of $8.19 per share to a high of $16.60 per share as of September 30, 2001.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

--------------------------------------------------------------------------------


NOTE 5:  Stock Award Plans

         The Company maintains the Performance Equity Program ("PEP") for officers and employees. Awards under the PEP typically vest over a five year time period, although from time to time the Company has utilized unallocated or forfeited PEP shares for immediately vested stock grants in lieu of cash compensation. It is the Company's intention to utilize some or all of the PEP shares available at September 30, 2001 in lieu of cash compensation during the remainder of 2001. Awards under the PEP are both time-based and performance-based. All outstanding stock awards under the PEP vest in the event of a change in control of the Company. The following table summarizes the status of this plan:

                                                                                            Stock
                                                                           Stock           Awards
                                       Stock             Stock            Awards        Available
                                      Awards            Awards      Cumulatively       For Future
Date                              Authorized       Outstanding            Vested           Grants
----                              ----------       -----------            ------           ------
December 31, 2000                    141,677            35,079           106,598               --
March 31, 2001                       141,677            31,082           110,595               --
June 30, 2001                        141,677            23,782           113,895            4,000
September 30, 2001                   141,677            21,301           116,394            3,982



         Activity during the three and nine months ended September 30, 2001 included:

                     Three Months Ended         Nine Months Ended
                     September 30, 2001        September 30, 2001
                     ------------------        ------------------
Granted                           2,314                     4,989
Canceled                          2,296                     8,971
Vested                            2,499                     9,796

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

--------------------------------------------------------------------------------


NOTE 6:  Commitments & Contingencies

         At September 30, 2001, commitments maintained by the Company included firm commitments to originate $9.5 million in various types of loans, and optional commitments to sell $0.6 million in fixed rate residential mortgages on a servicing released basis. The Company maintained no firm commitments to purchase loans or securities, to assume borrowings, or to sell securities at September 30, 2001.


NOTE 7:  Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations", and SFAS No.142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. SFAS No. 142 also addresses the recognition and measurement of goodwill and other intangibles assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives will be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will be required to be tested at least annually for impairment. The Company is required to adopt SFAS No. 142 beginning January 1, 2002. Early adoption is not permitted. The Company does not expect the adoption of SFAS No. 142 to have a material effect on its financial position, results of operations, or cash flows, as the Company had no goodwill as of September 30, 2001 and as all of the Company's intangible assets at September 30, 2001 were comprised of core deposit intangibles that will continue to amortize.

         In August 2001, the Financial Accounting Standards Board ("FASB") approved for issuance Statement of Financial Accounting Standard (SFAS) No. 144, "Accounting For The Impairment Or Disposal Of Long-Lived Assets" SFAS No. 144 supersedes SFAS No. 121, "Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting The Results Of Operations - Reporting The Effects Of Disposal Of A Segment Of A Business, And Extraordinary, Unusual and Infrequently Occurring Events And Transactions". SFAS No. 144 unifies the accounting treatment for various types of long-lived assets to be disposed of, and resolves implementation issues related to SFAS No. 121. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company will adopt SFAS No. 144 beginning January 1, 2002. The Company does not expect the adoption of SFAS No. 144 to have a material effect on its financial position, results of operations, or cash flows, as the Company had no long-lived assets that were impaired or that were to be disposed of as of September 30, 2001.


NOTE 8:  Reclassifications

         Certain amounts in the December 31, 2000 and September 30, 2000 financial statements have been reclassified to conform to the September 30, 2001 financial statement presentation.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations


Forward-looking Statements

         Discussions of certain matters in this Report on Form 10-Q may constitute forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and as such, may involve risks and uncertainties. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations, are generally identifiable by the use of words or phrases such as "believe", "plan", "expect", "intend", "anticipate", "estimate", "project", "forecast", "may increase", "may fluctuate", "may improve" and similar expressions or future or conditional verbs such as "will", "should", "would", and "could". These forward-looking statements relate to, among other things, expectations of the business environment in which Monterey Bay Bancorp, Inc. operates, projections of future performance, potential future credit experience, perceived opportunities in the market, and statements regarding the Company's mission and vision. The Company's actual results, performance, and achievements may differ materially from the results, performance, and achievements expressed or implied in such forward-looking statements due to a wide range of factors. These factors include, but are not limited to, changes in interest rates, general economic conditions, the demand for the Company's products and services, accounting principles or guidelines, legislative and regulatory changes, monetary and fiscal policies of the US Government, US Treasury, and Federal Reserve, real estate markets, competition in the financial services industry, attracting and retaining key personnel, performance of new employees, regulatory actions, changes in and utilization of new technologies, consumer and business response to terrorist actions, and other risks detailed in the Company's reports filed with the Securities and Exchange Commission ("SEC") from time to time, including the Annual Report on Form 10-K for the fiscal year ended December 31, 2000. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.


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

         At September 30, 2001, the Company had $527.1 million in total assets, $454.9 million in net loans receivable, and $428.6 million in total deposits. The Company is subject to regulation by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC"). The principal executive offices of the Company and the Bank are located at 567 Auto Center Drive, Watsonville, California, 95076, telephone number (831) 768 - 4800, facsimile number (831) 722 - 6794. The Company may also be contacted via electronic mail at: INFO@MONTEREYBAYBANK.COM. The Bank is a member of the Federal Home Loan Bank of San Francisco ("FHLB") and its deposits are insured by the FDIC to the maximum extent permitted by law. Additional information regarding the Company is available at the www.montereybaybank.com Internet site. The Company's Internet site is not part of this Form 10-Q.

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

         The Company's revenues are primarily derived from interest on its loan and mortgage backed securities portfolios, interest and dividends on its investment securities, and fee income associated with the provision of various customer services. Interest paid on deposits and borrowings constitutes the Company's largest type of expense. The Company's primary sources of funds are deposits, principal and interest payments on its asset portfolios, and various sources of wholesale borrowings including FHLB advances and securities sold under agreements to repurchase. The Company's most significant operating expenditures are its staffing expenses and the costs associated with maintaining its branch network. During the nine months ended September 30, 2001, the Company incurred non-recurring operating costs associated with the March 2001 conversion of its primary data processing systems of approximately $447 thousand; in addition to the approximately $108 thousand of similar costs incurred in the fourth quarter of 2000.


Recent Developments

         Recent regulatory and financial industry developments have included the following:

o Federal legislation reforming the bankruptcy code remains stalled in Congress. This legislation, depending upon its final form, if any, could potentially assist the Bank in collecting on certain credits.

o California Governor Davis signed two "predatory lending" bills in October 2001. These bills are intended to curb certain practices associated with home mortgage loans where the rates and fees exceed specified thresholds. The new law applies to loans applied for on or after July 1, 2002. The Company does not anticipate a material impact from these bills, as the Company's lending practices are within the safe harbor limits of the legislation. In addition, it is still uncertain whether federal law applicable to the Bank preempts these new California laws.

o Congress has continued debating various federal "predatory lending" bills. These bills contain a wide variety of content, including restrictions on loan points and fees, prepayment penalties, credit life insurance, and balloon payments. The Company is unable to predict what legislation, if any, may eventually be passed and what impact such legislation might have upon the Company. The Company is currently subject to the Home Ownership and Equity Protection Act and Regulation Z that govern certain lending practices and in general do not adversely impact or restrain the Company, as the Company does not conduct "sub-prime" lending.

o Both Congress and the California State Legislature are continuing to discuss various pieces of "privacy" related legislation, with some consideration that new federal laws might be specifically drafted to preempt state privacy laws. Among topics under consideration is the potential requirement for explicit "opt-in" documentation from customers to permit information sharing. Depending upon the content of any final new privacy laws, if any, the Company could experience increased operating costs.

o New capital and membership rules for the Federal Home Loan Bank ("FHLB") System continue to be drafted, with implementation anticipated during late 2001. The FHLB-San Francisco has circulated a draft capital plan. The Company does not believe that this draft plan would materially impact the Bank's balance of FHLB capital stock owned. The Federal Housing Finance Board is analyzing the potential to ease restrictions on membership in more than one Federal Home Loan Bank. The easing of these restrictions, if any, depending upon their nature, could present a range of impacts upon the individual Federal Home Loan Banks, including the FHLB-San Francisco.

o A possible increase in (e.g. from $100,000 to $200,000 per depositor, or special limits for retirement accounts) or broadening of (e.g. all public agency deposits) federal deposit insurance coverage, perhaps combined with a new formula for FDIC insurance premiums, is under evaluation at the FDIC and in Congress. Congress also continues to discuss the potential merger of the Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF") of the FDIC.

State of California Energy Crisis

         Various factors including the opening of new power plants, moderate weather, the national economic slowdown, and energy conservation contributed to the State of California's being able to meet electricity demand during the summer of 2001 with only minimal disruption. While the peak summer demand season is now over, longer term aspects of the California energy crisis remain, including uncertainty regarding the settlement of the various financial components of the crisis. These financial components include a potential adverse impact on the State of California's general fund, the determination of which energy customers will bear what cost burdens, and the resolution of the financial status of the two largest utilities in the State.

         The Company includes an analysis of borrowers' exposure to energy availability and prices as part of its underwriting process for new loans and its periodic credit review procedures for existing loans. Through September 30, 2001, the Company experienced no credit losses directly associated with the California energy crisis.

         The Company is also exposed to the California energy crisis via the State's maintenance of $16.0 million in time deposits with the Bank as of September 30, 2001. Should the State need to withdraw such deposits, replacement funding for the Bank would likely be more expensive.

         The Company recently completed the installation of a new and larger natural gas powered electricity generator at its administrative headquarters building. The new generator produces sufficient electricity to power the entire building and all associated equipment, including the Company's primary data processing servers. This new generator replaces a smaller unit that the Company plans to relocate to its backup data processing "hot site", thereby providing additional disaster recovery capability.


Events Of September 11, 2001

         The Company experienced only limited and indirect impact from the events of September 11, 2001. Sales of non-FDIC insured investment products were suspended for a week following the actions, and then remained slow through the end of the third quarter. A significant market maker in the Company's NASDAQ-traded common stock that also provided equity analyst coverage was headquartered in the World Trade Center and was more directly impacted. To help maintain the liquidity in its stock, the Company is seeking other market makers and intends to work with the impacted market maker as that firm rebuilds.

         During the third quarter of 2001, the Company had conversations with an investment banking firm aimed at having the firm commence providing equity analyst coverage on the Company. This investment banking firm, however, was also headquartered in the World Trade Center and was directly impacted by the events of September 11, 2001.

         In light of the above, the Company is uncertain when it will again be covered by one or more equity analysts. The market liquidity in the Company's common stock may also be impacted for a period of time due to more limited market making by investment banking firms.

Overview Of Business Activity

         During the third quarter of 2001, the Company continued the implementation of its strategic plan of transforming the Bank into a community focused commercial bank serving the financial needs of consumers and businesses throughout the Greater Monterey Bay Area. Key accomplishments during the third quarter of 2001 included the hiring of two experienced commercial banking relationship managers, the continued implementation of technologies complementary to the new core processing system installed in March 2001, and the attainment of record levels of total assets, loans, deposits, and stockholders' equity at September 30, 2001. In addition, the $1.1 million in earnings during the third quarter of 2001 was the highest of any quarter in the Company's history.

         Significant events during the three and nine months ended September 30, 2001 also included:

1. The Company's ratio of net loans to total assets increased from 80.6% at December 31, 2000 to 86.3% at September 30, 2001, in conjunction with the Company's strategy of supporting its interest margin, fostering economic activity in its local communities, and effectively utilizing the Bank's capital.

2. The Company has enhanced its employee mix during 2001 through the addition of experienced professional and commercial bankers. These new employees were hired to advance the Company's sales to doctors, accountants, attorneys, and other professionals, and local businesses, while also providing improved service to the Bank's retail customers.

3. The Company continues to maintain favorable credit quality, with just $957 thousand in non-accrual loans at September 30, 2001 and $52 thousand in net charge-offs during 2001. The Company views this favorable credit profile as particularly important heading into a period of economic slowdown, likely recession, and increasing unemployment - factors that are historically associated with an increase in loan delinquencies.

4. The Board of Directors reduced its size to ten following two retirements, thereby decreasing ongoing non-interest expense. In addition, the Directors have actively purchased the Company's shares on the open market and continue to receive their retainer fees exclusively in Company common stock.

5. The Company's ratio of net interest income to average total assets was constant for the first nine months of 2001 versus the same period in the prior year despite significant fluctuation in capital market interest rates, highlighting the effect of the Company's interest rate risk management program.

6. The Bank supplemented its primary marketing campaign of 2001, centered about the theme "Monterey Bay Bank. Expect More. Get The Best.", with local radio ads that focused on attracting business customers interested in being served by local professionals using a relationship banking approach. The Bank also continued its significant increase in employee involvement in and contributions to community development groups, coordinated by the Bank's Director of Community Relations.

7. The Company continued its focus on stockholder value, increasing its tangible book value per share from $12.54 at December 31, 2000 to $13.63 at September 30, 2001. In addition, during the third quarter of 2001, several members of the Bank's senior management team elected to receive shares of Company common stock in lieu of cash in conjunction with pay raises. The Company intends to continue pursuing opportunities to utilize stock based compensation in lieu of cash compensation as a means of aligning employee interests with improvements in stockholder value.

         The Board of Directors and management have targeted the transformation strategy into a community focused commercial bank based on their belief that this approach presents the best current opportunity to enhance long term stockholder value.

         During 2001, the Company also achieved progress in addressing two historical issues that have consumed significant resources:

A. The Special Residential Loan Pool, originally $40.0 million at its purchase in 1998, (see "Special Residential Loan Pool") comprised of residential mortgages with a lower credit quality than typically accepted by the Bank, paid down to $6.3 million by October 20, 2001, compared with $16.5 million outstanding at December 31, 2000, with the seller / servicer for the pool continuing to meet its obligation to absorb all credit losses.

B. The Company concluded binding arbitration during the fourth quarter of 2001 to address claims by the former President and Chief Operating Officer regarding payments due under his employment contracts. This issue has required significant management time and has generated $284 thousand in legal costs over the past nine months. The arbitrator's final decision required the Company to make total payments of approximately $40 thousand less than the Company accrued for settlement of the former executive's claims in the third quarter of 2000, when the matter commenced. The Company will record the recapture of the $40 thousand excess accrual in the fourth quarter of 2001. This recapture will, however, be offset by the final legal costs for the arbitration, resulting in no material impact upon earnings for the fourth quarter of 2001.

         The Company's strategic plan envisions a greater amount of income property and business lending funded with a higher percentage of transaction deposit accounts. The strategic plan also includes improvements in the Company's efficiency ratio and return on stockholders' equity, two key measures of financial performance where the Company has lagged peer institutions. However, the pace of the Company's conversion from a savings & loan into a locally focused community bank will be impacted in coming quarters by the national economic slowdown, levels of consumer and business confidence, the interest rate environment, the levels of unemployment and loan delinquencies, and the impact of additional, if any, terrorist actions upon the local and state business environment, including real estate values. The combination of historically low interest rates and a weak economic environment may adversely impact the Company's ability to maintain the size of its loan portfolio, as customers refinance their mortgages into products not retained on the Company's balance sheet and if the demand for new loans decreases. The Bank is under no immediate pressure to pursue a change in charter at this time, as its Qualified Thrift Lender ("QTL") ratio was 74.1% at September 30, 2001, compared to a minimum requirement of 65.0% to retain its federal thrift charter.


Changes In Financial Condition From December 31, 2000 To September 30, 2001

         Total assets increased $40.9 million, or 8.4%, from $486.2 million at December 31, 2000 to a record $527.1 million at September 30, 2001. The rise in assets was centered in loans and was funded with:

o        reductions in cash & cash equivalents and mortgage backed securities
o        increased deposits and borrowings
o        an expansion in stockholders' equity

         Cash & cash equivalents decreased from $25.2 million at December 31, 2000 to $13.4 million at September 30, 2001. The Company maintained a higher than usual balance of cash & cash equivalents at the end of 2000 in part due to loan prepayments occurring late in the year and the Company's not reinvesting those proceeds into longer term assets before year end 2000.

         Investment securities available for sale were little changed during the first nine months of 2001, totaling $7.4 million at December 31, 2000 and $7.2 million at September 30, 2001. At both December 31, 2000 and September 30, 2001, the Company's investment security portfolio was identically composed of two floating rate corporate trust preferred bonds rated "A-" or better by Standards & Poors. The decrease in balance during 2001 resulted from the mark to market adjustment for available for sale securities, which reflects increased credit spreads and reduced demand for long term corporate bonds repricing based upon three month LIBOR through the year.

         Mortgage backed securities available for sale decreased from $43.0 million at December 31, 2000 to $31.0 million at September 30, 2001, as the Company redirected cash flows from sales, prepayments, and scheduled payments into the expansion of the loan portfolio. Prepayments on mortgage backed securities have been significant during 2001 due to a combination of the historically low interest rate environment and the payoff and / or pay down of various collateralized mortgage obligations ("CMO's"), particularly planned amortization classes ("PAC's") that the Company had purchased over the past year in anticipation of the funding requirements for expanded lending in 2001 in conjunction with the implementation of the strategic plan.

         During the third quarter of 2001, the Company sold two higher duration, non-accelerated security ("NAS") class, private label CMO's totaling $9.3 million in par value in conjunction with its interest rate risk management program and to generate additional funds for lending. At September 30, 2001, all but $5.4 million of the Company's mortgage backed security portfolio was comprised of Agency securities. The Bank utilizes Agency securities as collateral for various deposit programs. The $5.4 million in non-Agency mortgage backed securities at September 30, 2001 were all rated AAA.

         The vast majority of the Company's mortgage backed securities at September 30, 2001 were relatively low duration bonds. The Company's management believes that allocating asset duration to new loans versus securities facilitates better community support and derives a higher yield for the same level of exposure to future increases in general market interest rates.

         Loans held for sale increased from none at December 31, 2000 to $407 thousand at September 30, 2001. The Company's pace of mortgage banking activity has accelerated in 2001 in conjunction with the Federal Reserve's nine interest rate cuts through October 2001 and declines in mortgage rates from their levels of one year ago, generating borrower impetus to refinance. The Company sells most of its long term, fixed rate residential mortgage production into the secondary market on a servicing released basis. All loans held for sale at September 30, 2001 were matched with optional commitments to deliver such loans into the secondary market. The Company sells its long term, fixed rate residential mortgages and purchases more interest rate sensitive loans as part of its interest rate risk management program.

         Loans held for investment, net, increased from $391.8 million at December 31, 2000 to a record $454.5 million at September 30, 2001. The increase resulted from a combination of strong internal loan originations and from pool purchases of various types of California real estate loans. The Company follows its customary underwriting policies in evaluating loan pools.

         The Company's total loan pipeline was lower at September 30, 2001 versus June 30, 2001. This stemmed from multiple factors, including:

o    the Company's  decision not to aggressively price intermediate term (e.g. 5
     years  fixed,   then  adjustable)   hybrid   residential   mortgages  in  a
     historically low interest rate environment

o    the Company's  determining not to match broker rebate  payments  offered by
     certain  large,   national   residential  loan  originators  for  wholesale
     mortgages

o the Company's having open positions for non-residential loan relationship managers

o    the national slowdown in economic activity

The commercial lending pipeline, however, was larger at September 30, 2001 than at June 30, 2001, reflecting the impact of the new commercial banking relationship managers. Commercial business loans totaled $6.9 million at September 30, 2001, or 1.3% of total assets, up from $6.1 million or 1.2% of total assets at June 30, 2001 and up from $3.1 million or 0.6% of total assets at December 31, 2000.

         The Company reversed its long term loan portfolio diversification away from residential mortgages during the first nine months of 2001, in part due to management's concerns about the near term status of the California economy in general and construction lending in particular. Residential mortgages comprised 44.6% of gross loans at September 30, 2001, up from 37.8% at December 31, 2000. In contrast, construction loans declined from 13.9% of gross loans at December 31, 2000 to 9.1% of gross loans at September 30, 2001. In addition, land loans declined from 3.8% of gross loans at December 31, 2000 to 2.3% of gross loans at September 30, 2001.

         During the fourth quarter of 2001, the Company intends to continue pursuing its long term shift in loan mix toward income property lending, with a particular focus on mortgages secured by multifamily buildings and various types of commercial real estate that is other than single-use.

         Multifamily loans increased from $76.7 million at December 31, 2000 to $86.0 million at September 30, 2001. Cash flows for apartment buildings in many parts of California have been somewhat insulated from the slowing economy by a combination of lower debt service due to declining interest rates and stable to greater revenue stemming from limited unit construction compared to increases in population. The Company initiated a direct mail program soliciting the refinance of other lenders' multifamily loans early in the fourth quarter and intends to pursue the purchase of multifamily loans on the secondary market during the remainder of 2001.

         The Company also plans to pursue increased lending to businesses, with an initial focus on lending to local companies, many of which have been depositors at the Bank for several years. The Company also intends to increase its lending to professionals (e.g. accountants, doctors, attorneys) in the Greater Monterey Bay Area in coming quarters.

         Additional   information   regarding  loan  portfolio   composition  is
presented in the following table:

(Dollars In Thousands)                                                       September 30,  December 31,
                                                                                      2001         2000
                                                                                 ---------    ---------
Held for investment:
   Loans secured by real estate:
      Residential one to four unit                                               $ 212,309    $ 160,155
      Multifamily five or more units                                                85,960       76,727
      Commercial and industrial                                                    110,735      102,322
      Construction                                                                  43,199       59,052
      Land                                                                          11,039       16,310
                                                                                 ---------    ---------
   Sub-total loans secured by real estate                                          463,242      414,566

   Other loans:
      Home equity lines of credit                                                    6,208        5,631
      Loans secured by deposits                                                        212          494
      Consumer lines of credit, unsecured                                              169          175
      Business term loans                                                            2,279        1,641
      Business lines of credit                                                       4,599        1,438
                                                                                 ---------    ---------
   Sub-total other loans                                                            13,467        9,379

   Sub-total gross loans held for investment                                       476,709      423,945

   (Less) / Plus:
      Undisbursed construction loan funds                                          (15,955)     (26,580)
      Unamortized purchase premiums, net of purchase discounts                         230           21
      Deferred loan fees and costs, net                                               (105)        (202)
      Allowance for estimated loan losses                                           (6,387)      (5,364)
                                                                                 ---------    ---------
Loans receivable held for investment, net                                        $ 454,492    $ 391,820
                                                                                 =========    =========
Held for sale:
   Residential one to four unit                                                  $     407    $    --
                                                                                 =========    =========

         The Company's investment in the capital stock of the FHLB-SF increased from $2.9 million at December 31, 2000 to $3.3 million at September 30, 2001due to a combination of stock dividends received and stock purchases in conjunction with expanded borrowing. A mandatory October stock redemption by the FHLB-SF is anticipated to result in a decline in the Company's investment position during the fourth quarter of 2001.

         Premises and equipment, net, increased from $7.4 million at December 31, 2000 to $7.7 million at September 30, 2001 primarily due to hardware and software purchases in support of the new core processing system.

         Core deposit intangibles, net, declined by $511 thousand during the first nine months of 2001 in conjunction with periodic amortization. Under OTS regulations, intangible assets, including core deposit premiums, reduce regulatory capital, resulting in lower regulatory capital ratios than would otherwise be the case.

         Total deposits increased from $407.8 million at December 31, 2000 to a record $428.6 million at September 30, 2001. Key trends within the deposit portfolio included:

o Non-interest bearing demand deposits increased from $17.1 million at December 31, 2000 to $20.0 million at September 30, 2001. This rise was supported by balances maintained by new commercial business customers, as the Bank often requires a certain amount of compensating balances in conjunction with a commercial credit facility. The Company has also targeted attracting DDA balances as part of its sales management program. This increase was also supported by the Bank's issuing checks on its own account following the computer systems conversion. Outstanding checks drawn on the Bank's own account are accounted for as demand deposits.

o Interest bearing NOW checking account balances decreased from $41.9 million at December 31, 2000 to $41.1 million at September 30, 2001. During 2001, the Company has experienced particularly aggressive advertising and price competition for NOW deposits from two large thrifts. These two large thrifts have at times paid, and extensively marketed, interest rates 100 basis points or more in excess of federal funds on consumer NOW accounts, particularly on accounts with higher balances. The Company has been reluctant to match these prices, and has instead focused on competing based upon service, convenience, flexible access (e.g. bilingual telephone banking, Internet banking, ATM access, debit card, and in-branch service), and overall business relationships.

o Savings deposits increased from $16.5 million at December 31, 2000 to $19.5 million at September 30, 2001. This increase was primarily due to the re-categorization of approximately $4.2 million in balances from money market accounts to savings accounts in conjunction with the computer systems conversion. By the end of the first quarter of 2001, the Company eliminated its passbook based deposit accounts in favor of statement based accounts that integrate effectively with global ATM networks, debit cards, Internet banking, and telephone access. Management also believes that statement based deposit products present a lower likelihood of operating losses and provide a more regular opportunity for customer communication and marketing.

o Money market deposits increased from $87.7 million at December 31, 2000 to $97.1 million at September 30, 2001, with most of the growth occurring in the third quarter when the Company advertised its tiered Money Market Plus account and conducted an internal sales campaign. The Money Market Plus product pays interest rates competitive with money market mutual funds for higher balance accounts, plus provides flexible access through Internet banking, telephone banking, ATM's, and in-branch service. Money market deposit balances during the third quarter of 2001 were also bolstered by a $5.0 million deposit from a single customer.

o Certificate of deposit balances increased from $244.7 million at December 31, 2000 to $250.9 million at September 30, 2001, with a slight decrease in balances during the third quarter of 2001. The Company redesigned its certificate of deposit products during the first quarter of 2001, providing the opportunity for customers to earn higher interest rates by increasing their balances, expanding their relationship with the Bank, and / or incrementally extending the term of their accounts. During most of 2001, the Company has priced its longer term (18 to 60 months) certificates of deposit attractively as part of its asset / liability management program and to encourage the development of longer term customer relationships.

         Transaction accounts increased from 40.0% of total deposits at December 31, 2000 to 41.5% of total deposits at September 30, 2001. Continuing this change in deposit mix is integral to the Company's strategic plan, as transaction accounts provide for a lower cost of funds versus most other funding sources, generate fee income, furnish opportunities for cross-selling other products and services to customers, and are typically less interest rate sensitive than many other funding sources. The Company continues to focus its advertising, marketing, product development, and sales efforts on attracting new deposit transaction accounts, including those from businesses. The Company is currently testing Internet banking for commercial business customers, with a planned introduction early in 2002. The Company is also developing an internal sweep product for businesses, whereby checking balances in excess of certain thresholds can be transferred into a higher yielding money market account.

         With the aforementioned focus on transaction accounts, the Company does not anticipate significantly expanding the certificate of deposit portfolio in coming quarters. This expectation is reinforced by the offering of certificate of deposit interest rates significantly in excess of wholesale funding costs for similar terms by several large thrift institutions during the third and early fourth quarters of 2001. The Company has been reluctant to match such pricing, with a willingness to substitute an increase in FHLB advances or other wholesale funding in lieu of retaining relatively high cost retail certificates of deposit should additional funding be required.

         The Company's ratio of loans to deposits increased from 96.08% at December 31, 2000 to 106.13% at September 30, 2001, as the strong loan growth eclipsed the expansion in deposits. In light of this ratio, the Company is exploring various strategic alternatives for increasing its funding base, including:

o    new sites for traditional stand-alone branches

o    expanded provision of courier services to businesses

o increased business lending with associated compensating customer deposit balances

o relationship loan pricing for income property owners maintaining operating accounts with the Company

         Borrowings increased from $32.6 million at December 31, 2000 to $47.9 million at September 30, 2001. The Company has acquired additional FHLB advances during 2001 to provide funding for the expansion in the loan portfolio. All of the Company's FHLB advances at September 30, 2001 were fixed rate, bullet (non-amortizing), without embedded options, such as granting the FHLB the ability to call the borrowing prior to maturity. Should cash inflows from mortgage prepayments or other sources during the fourth quarter of 2001 exceed the Company's requirements, $10.0 million in FHLB advances maturing during the first quarter of 2001 may be prepaid. The Company prepaid a $5.0 million FHLB advance during the third quarter of 2001.

         Total stockholders' equity increased from $43.8 million at December 31, 2000 to $48.7 million at September 30, 2001. Factors contributing to the increase included:

o    $2.6 million in 2001 year to date net income

o continued amortization of deferred stock compensation, including the issuance of certain compensation plan shares in lieu of cash compensation

o    the payment of Director retainer fees with Company common stock

o the exercise of 112 thousand vested stock options by former employees and Directors, generating $1.1 million in additional stockholders' equity

o $561 thousand in other comprehensive income, net, stemming from the appreciation in the portfolios of securities classified as available for sale, which in turn resulted from the decline in general market interest rates during 2001

         The Company plans to continue utilizing stock based compensation in lieu of cash compensation for certain payments during the remainder of 2001. The Company has not conducted any share repurchases during 2001. The Company's tangible book value per share increased from $12.54 at December 31, 2000 to $13.63 at September 30, 2001.

Interest Rate Risk Management And Exposure

         The table below presents an overview of the interest rate environment during the 21 months ended September 30, 2001. The 12MAT and 11th District Cost Of Funds Index ("COFI") are by nature lagging indices that trail changes in more responsive interest rate indices such as those associated with the Treasury or LIBOR markets.

Index/ Rate             12/31/99    3/31/00   6/30/00    9/30/00  12/31/00    3/31/01   6/30/01    9/30/01
-----------             --------    -------   -------    -------  --------    -------   -------    -------
3 month Treasury bill      5.31%      5.87%     5.85%      6.20%     5.89%      4.28%     3.65%      2.37%
6 month Treasury bill      5.73%      6.14%     6.22%      6.27%     5.70%      4.13%     3.64%      2.35%
2 year Treasury note       6.24%      6.47%     6.36%      5.97%     5.09%      4.18%     4.24%      2.85%
5 year Treasury note       6.34%      6.31%     6.18%      5.85%     4.97%      4.56%     4.95%      3.80%
10 year Treasury note      6.44%      6.00%     6.03%      5.80%     5.11%      4.92%     5.41%      4.59%
30 year Treasury bond      6.48%      5.83%     5.90%      5.88%     5.46%      5.44%     5.76%      5.42%
1 year LIBOR               6.50%      6.94%     7.18%      6.80%     6.00%      4.67%     4.18%      2.64%
Target federal funds       5.50%      6.00%     6.50%      6.50%     6.50%      5.00%     3.75%      3.00%
Prime rate                 8.50%      9.00%     9.50%      9.50%     9.50%      8.00%     6.75%      6.00%
12MAT                      5.08%      5.46%     5.79%      6.04%     6.11%      5.71%     5.10%      4.40%
COFI                       4.85%      5.00%     5.36%      5.55%     5.62%      5.20%     4.50%      3.97%

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

         In the past year, the Company has maintained a relatively balanced exposure to changes in general market interest rates as measured by potential prospective changes in net portfolio value, also referred to as market value of portfolio equity. These potential prospective changes in net portfolio value are calculated based upon immediate, sustained, and parallel shifts in the term structure of interest rates, often referred to as the "yield curve". In other words, these calculations highlight that the fair value of the Company's assets exhibits about the same volatility as does its liabilities. However, in addition to the overall direction of general market interest rates, changes in relative rates (i.e. the slope of the term structure of interest rates) and relative credit spreads also impact net portfolio value and the Company's profitability.

         As highlighted in the above table, over the past 21 months, general market interest rates first increased rapidly in early 2000, reached a plateau approximately during the third quarter of 2000, and then fell rapidly throughout the first nine months of 2001. The Federal Reserve cut its benchmark interest rates a total of nine times in 2001 through October 2, 2001, for a total decrease of 400 basis points. This decline represented a historically rapid and aggressive set of actions by the Federal Reserve, as it sought to reinvigorate the national economy.

         Throughout the volatile 21 month time period covered in the above table, the impact of changing rates on the Company's interest margin was moderate, providing empirical support for the financial modeling previously described.

         During 2001, the Company has sought to maintain its relatively balanced interest rate risk profile by avoiding adding significant volumes of long term, fixed rate assets to the balance sheet. Long term, fixed rate assets are relatively more challenging to match fund, and therefore can expose the Company to interest rate risk in rising interest rate environments. During the first nine months of 2001, the Company continued to sell the majority of its long term, fixed rate residential loan production into the secondary market on a servicing released basis. Mortgage backed security purchases were primarily either short term, fixed rate or longer maturity, but floating rate. Loan pool purchases were generally either adjustable rate or seasoned hybrid mortgages, as defined below.

         The steeper yield curve present in mid-2001 combined with the lagging nature of the COFI and 12MAT indices to encourage more mortgage borrowers to select the Company's hybrid "3/1" and "5/1" loan programs versus long term, fixed rate loans or traditional adjustable rate mortgages. The hybrid programs provide initial fixed rates for three or five years, after which time the mortgages adjust their rates semi-annually at a margin over the One Year Treasury Constant Maturities Index. The Company has thus added a significant volume of hybrid loans to its balance sheet in 2001. However, by the end of the third quarter of 2001, the historically low level of interest rates led most of the Company's residential loan borrowers to pursue long term, fixed rate mortgages, with diminished interest in hybrid loans and negligible interest in traditional adjustable rate mortgages.

         The Company's assets thus became, in aggregate, slightly less interest rate sensitive than its liabilities in mid 2001, which favorably impacted net interest income as market interest rates continued to decline. Anticipated increases in asset prepayment speeds and the continued implementation of the Company's strategic plan, as discussed below, is expected to return the Company to a more nearly balanced interest rate risk profile over the next several quarters.

         The strategic plan of transforming the Bank into a community focused financial services provider by nature presents a lower interest rate risk profile than historically experienced by the Bank when the balance sheet was highly concentrated in residential mortgages (including long term, fixed rate), which present greater embedded optionality than many other types of loans. Serving the financial needs of local businesses is by nature asset sensitive, as primarily variable rate commercial loans are in part funded with demand deposit balances. Growth in the Company's business banking thus helps offset some of the interest rate risk (net liability sensitivity) typically present in mortgage lending.

         The Company is concerned about the possible impacts of the historically low interest rate environment present in early November, 2001. With interest rates at such low nominal levels, the Company could experience margin compression since rates on various types of deposit accounts are either zero or near-zero, and thus no longer provide an opportunity to reduce the Company's cost of funding. In addition, historically low interest rates could spur a sufficiently large refinancing wave that could present the Company with excess liquidity at a time when reinvestment options would be relatively unattractive.


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

         OTS regulations require that the Bank maintain a safe and sound level of liquidity at all times. Management believes that having a surplus of available liquidity at all times is prudent and fundamental to effective Bank management.

         At September 30, 2001, the Company had $13.4 million in cash and cash equivalents, untapped borrowing capacity in excess of $115.0 million at the FHLB-SF, and a significant volume of residential mortgages that could be securitized, liquidated, or used in collateralized borrowings in order to meet future liquidity requirements. During the third quarter of 2001, the Bank pledged additional loan collateral to the FHLB-SF and enrolled in the FHLB's specific loan pledging program in order to increase its borrowing capacity.

         MBBC and the Bank have each entered into several Master Repurchase Agreements to permit securities sold under agreements to repurchase transactions with a number of counterparties. In addition, at September 30, 2001, the Bank maintained $25.5 million in unsecured federal funds lines of credit from four correspondent financial institutions. However, there can be no assurance that funds from these lines of credit will be available at all times, or that the lines will be maintained in future periods. The Bank is able to issue wholesale "DTC" certificates of deposit through two large, national investment banking firms as an additional source of liquidity.

         At September 30, 2001, MBBC on a stand alone basis had cash & cash equivalents of $4.2 million. In addition, MBBC had no outstanding balance on a $2.0 million revolving line of credit. The loan agreement for this line of credit contains certain restrictions on the use of borrowed funds, including a prohibition for such funds to be used to repurchase Company common stock. The Company intends to seek an increase in this line of credit before the end of 2001 in order to enhance MBBC's available liquidity.

         Due to additional capital requirements implemented by the OTS for the Bank in conjunction with the Special Residential Loan Pool, the Bank is currently limited, but not prohibited, in its ability to pay dividends to MBBC.


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


         The following table summarizes the capital ratios required for an institution to be considered well capitalized and the Bank's regulatory capital at September 30, 2001 as compared to such ratios.

                                           Core Capital              Core Capital To             Total Capital To
                                           To Adjusted                Risk-weighted               Risk-weighted
(Dollars In Thousands)                     Total Assets                   Assets                      Assets
                                      -----------------------     -----------------------     -----------------------
                                         Balance     Percent         Balance     Percent         Balance     Percent
                                         -------     -------         -------     -------         -------     -------
Bank regulatory capital                  $42,629       8.12%         $42,629      11.44%         $47,307      12.70%
Well capitalized requirement              26,253       5.00%          22,353       6.00%          37,255      10.00%
                                          ------       -----          ------       -----          ------      ------

Excess                                   $16,376       3.12%         $20,276       5.44%         $10,052       2.70%
                                         =======       =====         =======       =====         =======       =====

Adjusted assets (1)                     $525,060                    $372,552                    $372,552
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

                                                                      September 30, 2001          December 31, 1999
                                                                      ------------------          -----------------
Core capital to adjusted total assets                                              8.12%                      7.11%
Core capital to risk-weighted assets                                              11.44%                      9.58%
Total capital to risk-weighted assets                                             12.70%                     10.56%


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

         The following table summarizes these regulatory capital requirements for the Bank. As indicated in the table, the Bank's capital levels at September 30, 2001 exceeded all three of the currently applicable minimum regulatory capital requirements.

                                                               Percent Of
                                                                 Adjusted
(Dollars In Thousands)                                              Total
                                              Amount               Assets
                                              ------               ------
Tangible Capital
Regulatory capital                           $42,629                8.12%
Minimum required                               7,876                1.50%
                                             -------                -----

Excess                                       $34,753                6.62%
                                             =======                =====


Core Capital
Regulatory capital                           $42,629                8.12%
Minimum required                              21,002                4.00%
                                             -------                -----

Excess                                       $21,627                4.12%
                                             =======                =====


                                                               Percent Of
                                                                    Risk-
                                                                 weighted
                                              Amount               Assets
                                              ------               ------
Risk-based Capital
Regulatory capital                           $47,307               12.70%
Minimum required                              29,804                8.00%
                                             -------                -----

Excess                                       $17,503                4.70%
                                             =======                =====


         At September 30, 2001, the Bank's regulatory capital levels exceeded the thresholds required to be classified as a "well capitalized" institution. The Bank's regulatory capital ratios detailed above do not reflect the additional capital (and assets) maintained by MBBC. Management believes that, under current regulations and institution-specific requirements, the Bank will continue to meet its minimum capital requirements. However, events beyond the control of the Bank, such as changing interest rates or a downturn in the economy or real estate markets in the areas where the Bank has most of its loans, could adversely affect future earnings and, consequently, the ability of the Bank to meet its future minimum regulatory capital requirements.

Asset Quality / Credit Profile


Non-performing Assets

         The following table sets forth information regarding non-performing assets at the dates indicated.

(Dollars In Thousands)                                               September 30, 2001       December 31, 2000
                                                                     ------------------       -----------------
Outstanding Balances Before Valuation Reserves
Non-accrual loans                                                                $  957                 $ 4,666
Loans 90 or more days delinquent and accruing interest                               --                      --
Restructured loans in compliance with modified terms                                 --                      75
                                                                                 ------                 -------

Total gross non-performing loans                                                    957                   4,741

Investment in foreclosed real estate before valuation reserves                       --                      --
Repossessed consumer assets                                                          --                      --
                                                                                 ------                 -------

Total gross non-performing assets                                                $  957                 $ 4,741
                                                                                 ======                 =======

Gross non-accrual loans to total loans                                            0.21%                   1.17%
Gross non-performing loans to total loans                                         0.21%                   1.19%
Gross non-performing assets to total assets                                       0.18%                   0.98%
Allowance for loan losses                                                        $6,387                  $5,364
Allowance for loan losses to non-performing loans                               667.40%                 113.14%
Valuation allowances for foreclosed real estate                                  $   --                  $   --


         Non-accrual loans at September 30, 2001 are detailed in the following table:

(Dollars In Thousands)                      Number         Principal Balance
                                                Of            Outstanding At
Category Of Loan                             Loans        September 30, 2001
----------------                             -----        ------------------

Residential one to four unit mortgage            4                    $  875
Business line of credit                          2                        43
Business term loan                               2                        38
Consumer line of credit                          1                         1
                                                 -                    ------

Total                                            9                    $  957
                                                 =                    ======


         In April 2001, the Bank collected in full on a $544 thousand commercial & industrial real estate mortgage and a $2.85 million commercial real estate construction loan that were on non-accrual status and classified as substandard. Both loans were located in the Bank's primary market area. The commercial construction loan had a $600 thousand specific reserve. In conjunction with both payoffs, the Bank received all principal, interest, fees, and expense reimbursements due.

Criticized And Classified Assets

         The following table presents information concerning the Company's inventory of criticized ("OAEM") and classified ("substandard" and lower) assets. The category "OAEM" refers to "Other Assets Especially Mentioned", or those assets which present indications of potential future credit deterioration.

(Dollars In Thousands)                         OAEM     Substandard        Doubtful            Loss           Total
                                               ----     -----------        --------            ----           -----
December 31, 2000                           $ 2,283         $ 6,323            $ --           $ 600         $ 9,206
March 31, 2001                              $ 5,182         $ 4,897            $ --           $ 600         $10,679
June 30, 2001                               $ 5,100         $ 4,048            $ --           $  --         $ 9,148
September 30, 2001                          $ 5,369         $ 3,539            $ --           $  --         $ 8,908

         Classified assets as a percent of stockholders' equity decreased from 15.8% at December 31, 2000 to 7.3% at September 30, 2001.

         The September 30, 2001 substandard assets in the above table include a $2.3 million "mini-perm" mortgage loan participation maturing in 2004 secured by a beach resort in the Company's primary business area. The resort has experienced lower occupancy than forecast, contributing to a reduced cash flow and inadequate debt service coverage. The borrowers have continued to timely make all loan payments, and no delinquency was experienced through September 30, 2001. The Company downgraded this loan from OAEM during the second quarter of 2001 because of the cash flow inadequacy and concerns that a potential additional slowdown in economic activity might further reduce occupancy or realized average room rates. The Company intends to continue closely monitoring this loan.

         The September 30, 2001 OAEM assets in the above table include a $2.4 million construction loan participation for the development of a residential project in the Coachella Valley in southern California. The borrowers were current in their payments at September 30, 2001. However, slower than anticipated sales of homes and lots within the development led to the credit's being identified as "OAEM". This loan matures late in the fourth quarter of 2001, and the Company has requested payoff in full at that time.


Impaired Loans

         At September 30, 2001, the Company had total gross impaired loans, before specific reserves, of $957 thousand, constituting 9 credits. This compares to total gross impaired loans of $5.3 million at December 31, 2000. Interest is accrued on impaired loans on a monthly basis except for those loans that are 90 or more days delinquent or those loans which are less than 90 days delinquent but where management has identified concerns regarding the collection of the credit. For the nine months ended September 30, 2001, accrued interest on impaired loans was zero and interest of $61 thousand was received in cash. If all non-accrual loans had been performing in accordance with their original loan terms, the Company would have recorded interest income of $83 thousand during the nine months ended September 30, 2001, instead of interest income actually recognized, based on cash payments, of $61 thousand.


Hotel / Motel Loans

         At September 30, 2001, the Company had 21 real estate loans outstanding that are secured by hotel / motel properties. The aggregate outstanding balance for these loans at September 30, 2001 was $32.7 million. Various reports have indicated that travel industry businesses such as hotels / motels have been particularly adversely impacted since the events of September 11, 2001. The Company intends to augment its normal credit monitoring for these loans. In addition, depending upon the information resulting from such increased monitoring, the Company may alter its loan loss reserve factor for these credits in the fourth quarter of 2001 to more accurately reflect the inherent loss in this portfolio. The potential credit deterioration of this portfolio could therefore impact the levels of future provisions for loan losses.

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

         At September 30, 2001, the outstanding principal balance of this mortgage loan pool was $6.8 million, comprised of 59 mortgages, with $554 thousand received during October, 2001 (normal monthly remittance cycle) based upon prepayments and scheduled principal for September, 2001. At December 31, 2000, the outstanding principal balance of this mortgage loan pool was $16.5 million. The loans in this mortgage pool bear interest rates significantly in excess of current market rates for similar new loans extended to borrowers with moderate or better credit profiles. This rate differential contributed to the level of prepayments realized on the portfolio during 2001.

         Through the October 20, 2001 regularly scheduled remittance date, the seller performed per the loan servicing agreement, making scheduled principal and interest payments to the Bank while also absorbing all credit losses on the loan portfolio. At September 30, 2001, the Company categorized all loans within this mortgage pool as performing based upon the continued payment performance of the seller.

         As of the October 20, 2001 remittance and reporting date for activity through September 30, the mortgage pool included three foreclosed properties. The seller continued to advance scheduled interest and principal payments to the Company for these three mortgages, totaling $503 thousand in loan principal balance.

         Despite the performance of the seller, however, the Company has allocated certain reserves to this mortgage pool at September 30, 2001 due to concerns regarding the potential losses by the seller in honoring the guaranty, the present delinquency profile of the pool, and the differential between loan principal balances and current appraisals for foreclosed loans and loans in the process of foreclosure.

         The  Company  continues  to  monitor  the  financial   performance  and
condition of the seller on a monthly basis. The earnings and capital of the seller have experienced favorable results during 2001, supported by the strong mortgage refinance market. In addition, the Company analyzes the payment performance and credit profile of the remaining outstanding loans on a monthly basis.

         During the first quarter of 2000, the Bank was informed by the OTS that:

1. all loans associated with this loan pool would be required to be assigned to the 100% risk based capital category in calculating regulatory capital ratios that incorporate risk weighted assets

2. the Bank's regulatory capital position at December 31, 1999 and thereafter must reflect the above requirement

3. until further notice, the Bank's regulatory capital ratios were required to be maintained at levels no lower than the levels at December 31, 1999

         Because remaining a "well capitalized" financial institution is integral to the Bank's business strategy and due to the Bank's current regulatory capital position, management does not foresee that the aforementioned requirements will have a material adverse impact upon the Company in 2001.

Allowance For Loan Losses

         The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in the loan portfolio, including unused commitments to provide financing. In determining levels of risk, management considers a variety of factors, including, but not limited to, asset classifications, economic trends, industry experience and trends, geographic concentrations, estimated collateral values, historical loan loss experience, and the Company's underwriting policies. The allowance for loan losses is maintained at an amount management considers adequate to cover losses in loans receivable which are deemed probable and estimable. While management uses the best information available to make these estimates, future adjustments to allowances may be necessary due to economic, operating, regulatory, and other conditions that may be beyond the Company's control. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgements different from those of management.

         The allowance for loan losses is comprised of three primary types of allowances:

              1.  Formula Allowance

              Formula allowances are based upon loan loss factors that reflect management's estimate of the inherent loss in various segments of or pools within the loan portfolio. The loss factor is multiplied by the portfolio segment (e.g. multifamily permanent mortgages) balance (or credit commitment, as applicable) to derive the formula allowance amount. The loss factors are updated periodically by the Company to reflect current information that has an effect on the amount of loss inherent in each segment.

              2.  Specific Allowance

              Specific allowances are established in cases where management has identified significant conditions or circumstances related to an individually impaired credit. In other words, these allowances are specific to the loss inherent in a particular loan. The amount for a specific allowance is calculated in accordance with SFAS No. 114, "Accounting By Creditors For Impairment Of A Loan".

              3.  Unallocated Allowance

              The Company maintains an unallocated loan loss allowance that is based upon management's evaluation of conditions that are not directly measured in the determination of the formula and specific allowances. The evaluation of inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or historical performance of loan portfolio segments. The conditions evaluated in connection with the unallocated allowance at September 30, 2001 included the following, which existed at the balance sheet date:

              o   General  business  and  economic   conditions   affecting  the
                  Company's key lending areas

              o   Real estate values in California

              o   Loan volumes and concentrations

              o   Seasoning of the loan portfolio

              o   Status of the current business cycle

              o   Specific   industry  or  market  conditions  within  portfolio
                  segments

         The following table presents activity in the Company's allowance for loan losses during the nine months ended September 30, 2001 and September 30, 2000:


                                                                                  Nine Months Ended September 30,
                                                                         -----------------------------------------
                                                                                        2001                 2000
                                                                                        ----                 ----
Allowance For Loan Losses                                                                 (Dollars In Thousands)
-------------------------
Balance at beginning of year                                                         $ 5,364              $ 3,502

   Charge-offs:
      Residential one to four unit real estate loans                                      --                 (371)
      Consumer lines of credit                                                            (2)                  --
      Business lines of credit                                                           (50)                  --
                                                                                     -------              -------
   Total charge-offs                                                                     (52)                (371)

   Recoveries                                                                             --                   --

   Provision for loan losses                                                           1,075                1,675
                                                                                     -------              -------

Balance at September 30                                                              $ 6,387              $ 4,806
                                                                                     =======              =======

Annualized ratio of net charge-offs during the period to average
   loans receivable, net, outstanding during the period                                0.02%                0.13%

         Additional ratios applicable to the allowance for loan losses include:

                                                                          September 30, 2001      December 31, 2000
                                                                          ------------------      -----------------
Allowance for loan losses as a percent of non-performing loans                       667.40%                113.14%

Allowance  for  loan  losses  as a  percent  of gross  loans  receivable  net of undisbursed loan funds and unamortized yield
     Adjustments                                                                       1.38%                  1.35%

Allowance for loan losses as a percent of classified assets                          180.47%                 77.48%

         At September 30, 2001, the allowance for loan losses was comprised of $5.2 million in formula allowance, zero specific allowance, and $1.2 million in unallocated allowance. The $5.2 million in formula allowance included amounts for the Special Residential Loan Pool as described elsewhere in this report. The $1.2 million in unallocated allowance reflected the Company's consideration of the following factors, as well as more general factors including the shrinking economy, increased layoffs and unemployment, and consumer and business reactions to the events of September 11, 2001:

o The recent adverse effects of a decline in tourism impacting the hospitality industry that is a significant component of the economies in Santa Cruz and Monterey counties, which could be in the range of $100 thousand to $500 thousand.

o The adverse impacts of the weakening technology industry upon commercial real estate values. The Company's primary lending area is near the Silicon Valley area of the San Francisco Bay Area, which has been impacted by the slump in various technology and technology related businesses. This impact could be in the range of $275 thousand to $550 thousand.

o Slowing housing activity could lead to increased losses associated with construction lending, particularly for homes being built on a speculative or non-pre-sold basis. At September 30, 2001, the Company had gross credit commitments of $18.3 million for speculative construction of homes. This impact could be in the range of $100 thousand to $400 thousand.

o The charge-off in 2001 of $50 thousand in loans from the Company's portfolio of "Business Express" loans may indicate the need to increase the Company's loss factors for this portfolio. These loans have a maximum credit limit of $25 thousand and were targeted to very small local businesses. These borrowers may be particularly impacted by the shrinking economy due to their often more limited financial resources. At September 30, 2001, the Company had $536 thousand in Business Express loans outstanding. The inherent loss in this portfolio could exceed the formula allowance by a range of $25 thousand to $100 thousand.

         As subsequently discussed (see "Provision For Loan Losses"), the lower provision for loan losses recorded during the first nine months of 2001 versus the same period in the prior year resulted from multiple factors, including lower net charge-offs, the recapture of a $600 thousand specific reserve during the second quarter of 2001, and changes in the volume and mix of the loan portfolio.

         Management anticipates that should the Company accomplish its strategic plan and be successful in:

o    generating further growth in loans receivable held for investment

o emphasizing the origination and purchase of income property real estate loans

o    continuing expansion of commercial business lending

future provisions will result and the ratio of the allowance for loan losses to loans outstanding will increase. Experience across the financial services industry indicates that commercial business and income property loans present greater risks than residential real estate loans, and therefore should be accompanied by suitably higher levels of reserves.

Comparison Of Operating Results For The Three Months And Nine Months Ended September 30, 2001 and September 30, 2000


General

         During the third quarter of 2001, the Company reported net income of $1.1 million, equivalent to $0.31 diluted earnings per share. This compares to net income of $461 thousand, or $0.15 diluted earnings per share, for the same period in 2000. Net income during the quarter ended June 30, 2001 (the immediately preceding quarter) was $949 thousand, equivalent to $0.29 diluted earnings per share.

         For the nine months ended September 30, 2001, net income was $2.6 million, equivalent to $0.79 diluted earnings per share. This compares to net income of $1.8 million, or $0.58 diluted earnings per share, for the first nine months of 2000.

         The Company realized some of the financial benefits from its transformation strategy during the first nine months of 2001. Net interest income rose, primarily due to a larger average balance sheet fueled by increased deposits and loans. Customer service charge income expanded, assisted by the new fee & service charge schedule and financial product revisions implemented with the new core processing system in March 2001. In addition, the Company began realizing certain operating efficiencies from the new technology environment following the systems conversion. The Company maintained favorable credit quality during 2001, thus avoiding significant operating costs for collections and foreclosures. Net income during the first half of 2001 was impacted by (pre-tax) operating costs for the conversion of the Company's core data processing system ($447 thousand) and legal expenses associated with the arbitration of claims by a former executive ($284 thousand).


Interest Rate Environment

         The table presented above under "Interest Rate Risk Management And Exposure" furnishes an overview of the interest rate environment during the most recent seven quarters. Market interest rates have varied considerably during this time period. In early 2000, the Federal Reserve continued increasing its target federal funds rate (commenced in 1999), expressing concern about the rapid pace of economic expansion, the booming equity markets (particularly NASDAQ), and the combination of very low unemployment, spot labor shortages, and increased compensation costs which presented the potential for a rise in inflation. During the second half of 2000, many capital markets interest rates (e.g. LIBOR and Treasuries) began declining in response to falling equity markets and slowing economic growth. The Federal Reserve did not commence cutting its benchmark interest rates until the first week of 2001. The Federal Reserve then cut the target federal funds rate a total of 400 basis points over nine separate occasions through early October, 2001, taking the target federal funds rate from 6.50% on January 2, 2001 to 2.50% on October 2, 2001. By early November, 2001, various Wall Street firms were forecasting the federal funds rate as low as 1.50% over the coming months. The Company cannot, however, forecast the future direction, levels, or term structures of interest rates.

         The year 2001 began with an inverted Treasury curve, highlighting a traditionally difficult interest rate environment for financial institutions, including the Bank. Financial institutions generally benefit from a positively sloped term structure of interest rates, whereby higher duration assets may be funded at a favorable spread with shorter term liabilities, and whereby fixed rate assets appreciate in market price as they move nearer to maturity. By the end of the first quarter of 2001, the Treasury curve from three months through two years was relatively flat. Following additional interest rate cuts by the Federal Reserve during the second quarter of 2001, the Treasury curve became steeper, with short term Treasury rates falling and long term Treasury rates rising between March 31 and June 30, 2001. During the third quarter of 2001, additional interest rate cuts led to the steepest yield curve in the past two years. During the summer of 2001, the Company took advantage of the steeper term structure of interest rates by funding certain hybrid residential loans (i.e. fixed for 3 - 5 years, then floating) with lower duration liabilities.

Net Interest Income

         Net interest income increased from $4.4 million and $13.4 million during the third quarter and first nine months of 2000, respectively, to $5.0 million and $14.5 million during the same periods in 2001 primarily due to greater average balances of interest earning assets and liabilities. The Company's ratio of net interest income to average total assets was 3.79% and 3.80% for the three and nine months ended June 30, 2001, compared to 3.67% and 3.80% during the same periods in 2000. The Company's margins were impacted in 2001 by a shift in loan mix toward residential mortgages. Margins were also hampered during the early part of 2001 by the Company's offering higher than normal relative retail deposit pricing to facilitate customer retention following the core systems conversion. In addition, during the second and third quarters of 2001, the Company experienced difficulty decreasing its NOW and Savings deposit rates at the same pace as the declines in indices utilized for adjustable rate loans, as the NOW and Savings rates were already at low nominal levels.

         Other factors influencing net interest income during the first three and nine months of 2001 compared to the same periods of 2000 included:

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

o Average net loans as a percentage of average total assets improved from 79.5% during the first nine months of 2000 to 83.0% during the first nine months of 2001. Because loans constitute by far the Company's highest yielding type of asset, this change in asset mix favorably affected net interest income.

o The Company maintained higher levels of non-interest earning correspondent bank account balances than usual during March 2001 as a liquidity cushion to address any potential operational or financial settlement issues arising following the implementation of the new computer system. The Company repeated this positioning following the events of September 11, 2001. At both times, this excess liquidity, which unfavorably impacted the Company's margins, was not required.

o During 2001, the Bank has not been able to decrease its weighted average cost of deposits as rapidly as declines in indices used for adjustable rate loans such as Prime, CMT, 12MAT, and COFI. The Bank's weighted average cost of deposits declined from 4.72% at December 31, 2000 to 3.46% at September 30, 2001. In contrast, the Prime Rate declined 350 basis points, COFI decreased 165 basis points, 12MAT decreased 171 basis points, and the 1 Year CMT Index fell 283 basis points over the same time period.

During the fourth quarter of 2001, the Company plans to address the above issues that unfavorably impact net interest income by continuing to the transformation into a community commercial bank and repositioning the asset and liability mixes. However, no assurance can be provided that the Company will be successful in this regard, as interest rates and new business activity are influenced by many factors beyond the control of the Company, such as actions by the Federal Reserve and competition.

         The following table presents the average annualized rate earned upon each major category of interest earning assets, the average annualized rate paid for each major category of interest bearing liabilities, and the resulting net interest spread, net interest margin, and average interest margin on total assets for the three months ended September 30, 2001 and 2000.

                                    Three Months Ended September 30, 2001     Three Months Ended September 30, 2000
                                   ----------------------------------------  ----------------------------------------
(Dollars In Thousands)                 Average                     Average       Average                     Average
                                       Balance      Interest          Rate       Balance      Interest          Rate
                                       -------      --------          ----       -------      --------          ----
Assets
------
Interest earning assets:
   Cash equivalents (1)              $   6,035        $   50         3.31%      $ 11,303        $  187         6.58%
   Investment securities                 7,404            93         5.02%         7,471           150         8.03%
   Mortgage backed securities (2)       32,883           488         5.94%        58,392         1,011         6.93%
   Loans receivable, net (3)           453,030         9,084         8.02%       379,048         8,118         8.57%
   FHLB stock                            3,259            43         5.28%         2,869            48         6.66%
                                     ---------        ------                    --------        ------
Total interest earning assets          502,611         9,758         7.77%       459,083         9,514         8.29%
                                                      ------                                    ------
Non-interest earnings assets            27,353                                    20,344
                                     ---------                                 ---------
Total assets                         $ 529,964                                 $ 479,427
                                     =========                                 =========

Liabilities & Equity
--------------------
Interest bearing liabilities:
   NOW accounts                      $  40,907            77         0.75%      $ 37,419           137         1.46%
   Savings accounts                     19,694            51         1.04%        15,885            64         1.60%
   Money market accounts                90,186           807         3.58%        91,749         1,088         4.72%
   Certificates of deposit             252,369         3,097         4.91%       233,497         3,243         5.53%
                                     ---------        ------                    --------        ------
   Total interest-bearing deposits     403,156         4,032         4.00%       378,550         4,532         4.76%
   FHLB advances                        55,365           708         5.12%        40,675           583         5.70%
   Other borrowings (4)                    356             3         3.37%            11            --         6.73%
                                     ---------        ------                    --------        ------
Total interest-bearing liabilities     458,877         4,743         4.13%       419,236         5,115         4.85%
                                                      ------                                    ------
Demand deposit accounts                 20,067                                    16,642
Other non-interest bearing liabilities   2,752                                     3,001
                                      --------                                 ---------
Total liabilities                      481,696                                   438,879

Stockholders' equity                    48,268                                    40,548
                                     ---------                                 ---------
Total liabilities & equity           $ 529,964                                 $ 479,427
                                     =========                                 =========
Net interest income                                   $5,015                                   $ 4,339
                                                      ======                                   =======
Interest rate spread (5)                                             3.64%                                     3.44%
Net interest earning assets             43,734                                    39,847
Net interest margin (6)                                3.99%                                     3.83%
Net interest income /
     average total assets                              3.79%                                     3.67%
Interest earnings assets /
     interest bearing liabilities         1.10                                      1.10

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

(3) In computing the average balance of loans receivable, non-accrual loans and loans held for sale have been included. Amount is net of deferred loan fees, premiums and discounts, and undisbursed loan funds. Interest income on loans includes amortized loan fees and costs, net, of $45,000 and $69,000 in 2001 and 2000, respectively.

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

         The following table presents the average annualized rate earned upon each major category of interest earning assets, the average annualized rate paid for each major category of interest bearing liabilities, and the resulting net interest spread, net interest margin, and average interest margin on total assets for the nine months ended September 30, 2001 and 2000.

                                    Nine Months Ended September 30, 2001      Nine Months Ended September 30, 2000
                                   ----------------------------------------  ----------------------------------------
(Dollars In Thousands)                 Average                     Average       Average                     Average
                                       Balance      Interest          Rate       Balance      Interest          Rate
                                       -------      --------          ----       -------      --------          ----
Assets
------
Interest earning assets:
   Cash equivalents (1)              $   8,123        $  277         4.55%       $ 8,733        $  411         6.29%
   Investment securities                 7,356           338         6.13%         9,397           536         7.62%
   Mortgage backed securities (2)       41,644         1,970         6.31%        55,052         2,888         6.99%
   Loans receivable, net (3)           423,124        26,753         8.43%       375,140        23,972         8.52%
   FHLB stock                            3,051           126         5.51%         3,047           169         7.41%
                                     ---------        ------                     -------        ------
Total interest earning assets          483,298        29,464         8.13%       451,369        27,976         8.26%
                                                      ------                                    ------
Non-interest earnings assets            26,748                                    20,491
                                     ---------                                 ---------
Total assets                         $ 510,046                                 $ 471,860
                                     =========                                 =========

Liabilities & Equity
--------------------
Interest bearing liabilities:
   NOW accounts                       $ 40,811           317         1.04%      $ 34,781           399         1.53%
   Savings accounts                     19,318           187         1.29%        15,506           199         1.71%
   Money market accounts                88,859         2,764         4.15%        87,747         2,986         4.55%
   Certificates of deposit             246,996         9,804         5.29%       228,437         8,985         5.25%
                                     ---------        ------                     -------        ------
   Total interest-bearing deposits     395,984        13,072         4.40%       366,471        12,569         4.58%
   FHLB advances                        46,538         1,834         5.25%        45,392         1,950         5.74%
   Other borrowings (4)                    214            18        11.21%           225            11         6.53%
                                     ---------        ------                     -------        ------
Total interest-bearing liabilities     442,736        14,924         4.49%       412,088        14,530         4.71%
                                                      ------                                    ------
Demand deposit accounts                 18,561                                    16,722
Other non-interest bearing liabilities   2,427                                     3,058
                                      --------                                 ---------
Total liabilities                      463,724                                   431,868

Stockholders' equity                    46,322                                    39,992
                                     ---------                                 ---------
Total liabilities & equity           $ 510,046                                 $ 471,860
                                     =========                                 =========
Net interest income                                  $14,540                                   $13,446
                                                     =======                                   =======
Interest rate spread (5)                                             3.64%                                     3.55%
Net interest earning assets             40,562                                    39,281
Net interest margin (6)                                4.01%                                     3.97%
Net interest income /
     average total assets                              3.80%                                     3.80%
Interest earnings assets /
     interest bearing liabilities         1.09                                      1.10

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

(3) In computing the average balance of loans receivable, non-accrual loans and loans held for sale have been included. Amount is net of deferred loan fees, premiums and discounts, and undisbursed loan funds. Interest income on loans includes amortized loan fees and costs, net, of $159,000 and $211,000 in 2001 and 2000, respectively.

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


                                                             Three Months Ended September 30, 2001
                                                                          Compared To
                                                             Three Months Ended September 30, 2000
                                             ----------------------------------------------------------------------
                                                                                          Volume
(Dollars In Thousands)                                Volume              Rate            / Rate               Net
                                                      ------              ----            ------               ---
Interest-earning assets
Cash equivalents                                      $  (87)           $  (92)           $   42           $  (137)
Investment securities                                     (1)              (56)               --               (57)
Mortgage backed securities                              (442)             (144)               63              (523)
Loans receivable, net                                  1,584              (517)             (101)              966
FHLB Stock                                                 6               (10)               (1)               (5)
                                                      ------            ------            ------           -------

     Total interest-earning assets                     1,060              (819)                3               244
                                                      ------            ------            ------           -------

Interest-bearing liabilities
NOW Accounts                                              13               (67)               (6)              (60)
Savings accounts                                          15               (23)               (5)              (13)
Money market accounts                                    (18)             (261)               (2)             (281)
Certificates of deposit                                  261              (360)              (47)             (146)
                                                      ------            ------            ------           -------

Total interest-bearing deposits                          271              (711)              (60)             (500)
FHLB advances                                            211               (60)              (26)              125
Other borrowings                                           6                --                (3)                3
                                                      ------            ------            ------           -------

     Total interest-bearing liabilities                  488              (771)              (89)             (372)
                                                      ------            ------            ------           -------

Increase in net interest income                       $  572            $  (48)           $   92           $   616
                                                      ======            ======            ======           =======

                                                             Nine Months Ended September 30, 2001
                                                                          Compared To
                                                             Nine Months Ended September 30, 2000
                                             ----------------------------------------------------------------------
                                                                                          Volume
(Dollars In Thousands)                                Volume              Rate            / Rate               Net
                                                      ------              ----            ------               ---
Interest-earning assets
Cash equivalents                                      $  (29)          $  (114)            $   9           $  (134)
Investment securities                                   (117)             (105)               24              (198)
Mortgage backed securities                              (703)             (284)               69              (918)
Loans receivable, net                                  3,066              (253)              (32)            2,781
FHLB Stock                                                --               (43)               --               (43)
                                                      ------            ------            ------           -------

     Total interest-earning assets                     2,217              (799)               70             1,488
                                                      ------            ------            ------           -------

Interest-bearing liabilities
NOW Accounts                                              69              (129)              (22)              (82)
Savings accounts                                          49               (49)              (12)              (12)
Money market accounts                                     38              (257)               (3)             (222)
Certificates of deposit                                  731                66                22               819
                                                      ------            ------            ------           -------

Total interest-bearing deposits                          887              (369)              (15)              503
FHLB advances                                             49              (165)               --              (116)
Other borrowings                                          (1)                8                --                 7
                                                      ------            ------            ------           -------

     Total interest-bearing liabilities                  935              (526)              (15)              394
                                                      ------            ------            ------           -------

Increase in net interest income                      $ 1,282            $ (273)            $  85           $ 1,094
                                                      ======            ======            ======           =======

Interest Income

         Interest income increased from $9.5 million and $28.0 million during the three and nine months ended September 30, 2000 to $9.8 million and $29.5 million during the same periods in 2001. These increases were primarily due to:

o higher interest earning assets in 2001: 9.5% greater for the three months ended September 30, 2001, and 7.1% greater for the nine months ended September 30, 2001 versus the same periods in 2000

o    a shift in asset  mix  towards  relatively  higher  yielding  loans  versus
     securities,   coincident  with  the  Company's  strategic  plan  of  better supporting its local communities with the delivery of credit

The above factors more than offset the impact of a lower interest rate environment during the first nine months of 2001 versus the same period in 2000.

         Interest income on loans rose from $8.1 million and $24.0 million during the three and nine months ended September 30, 2000 to $9.1 million and $26.8 million during the same periods in 2001. This expansion in interest income was due to greater average volumes, as average loan rates were lower in 2001 versus 2000 due to the lower interest rate environment. The greater volume stemmed from the Company's strategic plan of increasing the percentage of the balance sheet comprised of loans through internal originations, loan pool purchases on the secondary market, and loan participations; with the latter primarily through other California community banks. The Company plans to increase total loans to approximately 90.0% of total assets over time. Management believes stockholder value is maximized through the extension and effective management of credit, versus leveraging the balance sheet through securities transactions where the Company provides comparatively little added economic value. Interest income on loans was supported during 2001 by various loans (generally income property and construction) reaching lifetime rate floors. In certain instances, however, the Company has negotiated a reduction in lifetime rate floors with borrowers in order to maintain the lending relationship.

         Interest income on cash equivalents decreased from $187 thousand for the three months ended September 30, 2000 to $50 thousand for the same period in 2001. This decline was due to lower average rates stemming from the interest rate cuts implemented by the Federal Reserve in 2001, and due to lower average volumes stemming from the Company's redeploying funds from cash equivalents into loans as a result of the demand for credit. Interest income on cash equivalents declined from $411 thousand during the nine months ended September 30, 2000 to $277 thousand for the same period in 2001, primarily due to the lower interest rate environment. The Company has recently been investing excess daily funds balances in a money market mutual fund to take advantage of its lagging decline in yield as the Federal Reserve has repeatedly cut short term interest rates.

         Interest income on investment securities declined from $150 thousand and $536 thousand during the three and nine months ended September 30, 2000 to $93 thousand and $338 thousand during the same periods in 2001. The reduced interest income resulted from lower average balances and lower average rates. The Company maintained on average a smaller portfolio of variable rate corporate trust preferred securities during 2001 versus 2000. In addition, the variable rate corporate trust preferred securities reprice quarterly based upon 3 month LIBOR, which was significantly lower in the first nine months of 2001 than during the same period in 2000.

         Interest income on mortgage backed securities fell from $1.0 million and $2.9 million during the three and nine months ended September 30, 2000 to $488 thousand and $2.0 million during the same periods in 2001. This decrease was caused by reductions in average volume and average rates. Over the past year, the Company has reduced the percentage of its balance sheet allocated to securities in favor of increased lending. In addition, the mix of the Company's mortgage backed securities has changed over the past two years, with an increase in lower duration, high cash flow instruments and a reduction in higher duration, lower cash flow securities in order to better support greater funding requirements stemming from the Company's increased lending. The Company also purchased additional adjustable rate mortgage backed securities during the first quarter of 2001, which adjusted downward in rate in conjunction with the decline in general capital market interest rates during 2001.

         Interest income on FHLB stock decreased from $48 thousand and $169 thousand during the three and nine months ended September 30, 2000 to $43 thousand and $126 thousand during the same periods in 2001. This reduction in interest income stemmed from lower effective earnings rates. The FHLB-SF paid particularly high dividend rates during the first half of 2000 in conjunction with their capital management program, and recent quarterly dividend rates have tracked the decrease in short term market interest rates.


Interest Expense

         Interest expense decreased from $5.1 million during the quarter ended September 30, 2000 to $4.7 million during the quarter ended September 30, 2001, as the effect of the lower interest rate environment more than offset the impact of a rise in average interest bearing liabilities. Interest expense increased from $14.5 million during the nine months ended September 30, 2000 to $14.9 million during the first nine months of 2001, as the impact of greater average balances of interest bearing liabilities more than offset the effect of lower average rates.

         By the end of the third quarter of 2001, wholesale borrowing costs had declined more rapidly than competitive pricing for retail certificates of deposit, rendering FHLB advances and other wholesale funding alternatives comparatively price attractive to the Company. However, the Company's stockholder value is increased over the longer term by expanding its customer relationships, leading to increased sales of fee based services and greater local lending. Management anticipates a continuation of this situation during the fourth quarter of 2001, where trade-offs between savings in short term funding costs and investments in longer term customer relationships will be considered.

         Interest expense on deposits decreased from $4.5 million in the quarter ended September 30, 2000 to $4.0 million during the quarter ended September 30, 2001. This decline was due to the effect of a significant decrease in average interest rate more than offsetting the impact of a rise in average balances. The large decrease in average rates resulted from the lower interest rate environment in general, and the Company's ability to timely reprice its three money market deposit products as interest rates declined in 2001 in particular. While certain large banks and thrifts only adjust their deposit rates on a set schedule (e.g. weekly), the Company often adjusts its deposit pricing several times per week in response to changes in the capital markets, competitive conditions, and / or the Company's need for funds. In a rapidly declining interest rate environment such as has occurred in 2001, this timeliness provides a financial benefit.

         Interest expense on deposits rose from $12.6 million during the nine months ended September 30, 2000 to $13.1 million during the same period in 2001. This increase was due to the effect of greater average interest bearing deposit balances more than offsetting the impact of lower average rates. The Company's average cost of deposits did not benefit from a change in deposit mix when comparing the first nine months of 2001 versus the same period in 2000, as the Company's deposit mix between transaction accounts (in aggregate) and certificates of deposit was relatively constant. The Company's strategic plan envisions a shift in deposit mix toward transactions accounts. Factors impacting the Company's progress in this regard during 2001 included the resources committed to the core systems conversion, certain account closures stemming from the revised fee schedule and product mix implemented with the new data processing system, and by aggressive competition for checking and money market accounts during 2001, particularly from two large thrifts that extensively advertised above market annual percentage yields on selected NOW checking and money market deposit accounts.

         The Company paid an average rate of just 0.75% on its NOW deposits and 1.04% on its savings deposits during the third quarter of 2001, highlighting the limited ability of the Company to further reduce the cost of this funding should general market interest rates continue to decline.

         The rapidly declining interest rate environment experienced during 2001 contributed to "sticker shock" for certificate of deposit account holders with maturing deposits. With renewal certificate of deposit interest rates down from 100 to 400 basis points below prior levels, many maturing CD holders, particularly those dependent upon their interest income for day to day living expenses, aggressively shopped for interest rates, causing the Bank to selectively match high rate competitors in order to maintain customer relationships and continue growing the deposit portfolio. In contrast, during most of the first nine months of 2000, interest rates were generally increasing, presenting less impetus for maturing certificate of deposit holders to extensively shop for peak interest rates.

         Over the past year, the Company has worked to more uniformly distribute its certificate of deposit maturities by month in order to facilitate cash management and avoid concentrated exposure to capital market events at any one point in time. This objective has been accomplished through the use of "odd term" certificates of deposit such as 7 and 8 months, augmented by ongoing sales of longer term certificates of deposit. At September 30, 2001, the Company's weighted average cost of its certificates of deposit portfolio was 4.59%, with 26.5% of the portfolio (by balance) scheduled to reprice during the fourth quarter of 2001.

         During the fourth quarter of 2001, the Company plans to continue promoting its Money Market Plus account, Interest Checking Plus account, "40+" NOW checking account, and business checking accounts. The consumer products present attractive benefits to both customers and the Company. For example, all three consumer transaction accounts are highly tiered, encouraging greater account balances in order to earn higher rates of interest. These three products are also accessible via bilingual telephone banking, Internet banking, global ATM networks, mail, and in-branch service. The Company also intends to continue pursuing compensating balances, typically demand deposit balances, for business credit facilities.

         At September 30, 2001, the Bank's weighted average nominal cost of deposits was 3.46%, or 51 basis points below the COFI Index for the same date. The Company utilizes a comparison of its cost of deposits and cost of funds to COFI as one measure of relative performance. The Company's weighted average nominal cost of deposits was 4.72% at December 31, 2000, or 90 basis points below the COFI Index for the same date.

         Interest expense on total borrowings increased from $583 thousand during the three months ended September 30, 2000 to $711 thousand during the three months ended September 30, 2001 due to the effect of greater average balances more than offsetting the impact of lower average rates. The Company utilized short term wholesale borrowings early in the third quarter of 2001 to fund a surge in loan demand at the end of the summer. These short term borrowings were repaid by the end of the third quarter of 2001, but affected the average balance for the quarter.

         Interest expense on total borrowings decreased from $2.0 million during the first nine months of 2000 to $1.9 million during the same period in 2001 due to the effect of lower average rates more than offsetting slightly higher average balances. The Company has no FHLB advances scheduled to mature in the fourth quarter of 2001, and $10.0MM in FHLB advances with a weighted average rate of 5.13% scheduled to mature in the first quarter of 2002. The Company's average interest rate on other borrowings was inflated during 2001 as a result of the amortization of loan fees (discount on a liability) on MBBC's $2.0 million revolving line of credit combined with a lack of draws (outstanding balances) on the line.

Provision For Loan Losses

         The Company recorded a $275 thousand provision for loan losses during the third quarter of 2001, down from $650 thousand during the third quarter of 2000. For the first nine months of 2001, provisions for loan losses totaled $1.1 million, down from $1.7 million during the first nine months of 2000. No recoveries were realized during the first nine months of 2001, and charge-offs during the period totaled $52 thousand. Net charge-offs during the first nine months of 2000 were $371 thousand, associated with a residential mortgage secured by a real property that suffered substantial earth movement. The Company's ratio of loan loss reserves to loans outstanding increased slightly from 1.35% at December 31, 2000 to 1.38% at September 30, 2001, while the nominal amount of the loan loss reserve rose from $5.4 million at December 31, 2000 to $6.4 million at September 30, 2001. The Company remains concerned about the negative impacts upon the amount of loss inherent in the loan portfolio at September 30, 2001 arising from:

o the financial difficulties experienced by many technology related companies in the Silicon Valley area adjacent to the Bank's primary market areas

o the impact of lower stock prices on consumer spending, liquidity, and investment, with a particular concern regarding the effects on the demand and pricing for real estate in the Bank's primary market areas

o the significant number of layoffs announced during 2001 by California companies, with a related rise in the rate of unemployment in California

o    the general decline in national economic output

         Other factors contributing to the increased nominal and relative reserves in 2001 versus 2000 included:

o the increasing concentration of the portfolio in relatively less seasoned credits, because of the Company's growth rate in recent periods

o higher concentrations of credit exposure as a result of increased income property lending, as these loans generally are larger than residential mortgages

o the allocation of increased reserves during 2001 for the Special Residential Loan Pool (see "Special Residential Loan Pool") based upon recent loss rates by the seller / servicer on disposition of foreclosed collateral

o    the increase in the size of the loan portfolio

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

Non-interest Income

         Non-interest income totaled $690 thousand and $2.0 million during the three and nine months ended September 30, 2001, comparing favorably to $630 thousand and $1.7 million during the same periods in 2000.

         Service charge income rose from $356 thousand and $949 thousand during the three and nine months ended September 30, 2000 to $401 thousand and $1.3 million during the same periods in 2001. This increase primarily resulted from the revised fee and service charge schedule implemented with the new core processing system in March, 2001. Following the computer systems conversion, the Company increased its fee for checks drawn against insufficient funds ("NSF Fees") from $17 to $20 per check. In addition, the revised fee and service charge schedule established certain minimum balance requirements and maximum free usage limits for certain deposit accounts.

         The Company sold two non-Agency collateralized mortgage obligations during the third quarter of 2001 for a pre-tax gain of $156 thousand. The sale was made in conjunction with its asset / liability management program and to provide additional liquidity for lending. No securities were sold during the third quarter of 2000. For the first nine months of 2001, gains on the sale of securities totaled $190 thousand, compared to a loss of $77 thousand during the same period in 2000.

         Loan servicing income totaled $33 thousand and $77 thousand during the three and nine months ended September 30, 2001, compared to $30 thousand and $90 thousand during the same periods in 2000. The Company continues to sell the vast majority of its long term, fixed rate residential loan production into the secondary market on a servicing released basis. As a result, the portfolio of loans serviced for others is declining as loans pay off. At September 30, 2001, the Company serviced $47.0 million in various types of loans for other investors, compared to $62.0 million at December 31, 2000.

         Commissions from sale of non-FDIC insured investments totaled $35 thousand and $223 thousand during the three and nine months ended September 30, 2001, compared to $145 thousand and $534 thousand during the same periods in 2000. Less favorable general capital market conditions, the events of September 11, 2001, and investment staff turnover contributed to the lower revenues in 2001 versus 2000. The Company anticipates unfavorable comparisons for such commissions during the fourth quarter of 2001, as capital market conditions remain challenging and the Company seeks to fill its remaining vacant licensed investment representative positions.

         Gains on the sale of loans increased from $4 thousand and $15 thousand during the three and nine months ended September 30, 2000 to $18 thousand and $47 thousand during the same periods in 2001. The lower interest rate environment in 2001 resulting from the rate cuts implemented by the Federal Reserve has led to a strong residential loan refinance market, which in turn has bolstered the Company's mortgage banking activity.

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

Non-interest Expense

         Non-interest expense totaled $3.6 million and $10.9 million for the three and nine months ended September 30, 2001, compared to $3.6 million and $10.3 million for the same periods in 2000. Total non-interest expense in 2001 has been increased by costs for the data processing conversion ($447 thousand) and legal expenses associated with the arbitration of claims by a former executive ($284 thousand). Costs for the data processing conversion included deconversion fees to the prior service bureau, printing and postage costs for additional customer communications, employee training and travel costs, and consulting fees for technology professionals retained to assist with and speed the implementation of the new system.

         The Company's efficiency ratio during the third quarter of 2001 was 62.86%, comparing favorably to 66.08% during the third quarter of 2000, but still above high performing peer financial institutions. The Company has identified reducing the efficiency ratio as a key objective of its strategic plan and an important component of executive incentive compensation.

         During the first nine months of 2001, the Company adjusted its staffing to advance the strategic plan. During 2001, the Bank has added additional commercial business relationship managers and hired new professional bankers. Staffing has also increased in the data processing function, coincident with the Company's shifting from an external service bureau to in-house data processing. Compensation and employee benefits expense during the third quarter of 2000 included a $250 thousand accrual for negotiation of a settlement with the former President & Chief Operating Officer in conjunction with his employment contracts. Compensation and employee benefits expense during the first nine months of 2001 was inflated versus the same period in the prior year due to:

o $70 thousand in greater ESOP benefit expenses, which in turn resulted from the Company's higher average stock price in 2001 versus 2000, as a fixed number of shares are expensed each year

o $80 thousand in greater incentive bonus accrual due to the Company's improved financial performance

         The change in the Company's systems environment also impacted various other operating expenses. Data processing fees were much lower in the third quarter of 2001 than the same period in 2000, while equipment expense was higher due to the added depreciation and amortization from the new hardware and software installed in 2001. The Company's new client-server technology platform, combined with the associated product redesign, has fostered various operating efficiencies, including reduced costs for customer statements, certificate of deposit maturity notices, and certain electronic transaction processing.

         Supplies, postage, telephone, and office expenses were slightly lower in the three and nine months ended September 30, 2001 than during the same periods the prior year despite the non-recurring expenses for the core systems conversion. In 2001, the Company is utilizing a lower cost supplies vendor, accessed through the Internet, with next day delivery avoiding the need to maintain local supplies inventories. In addition, most forms are now dynamically created through the new core processing system, avoiding forms obsolescence, shipping costs, and local inventory requirements.

         Advertising and promotion costs were constant between the three months ended September 30, 2001 and 2000, but significantly lower for the first nine months of 2001 versus the same period the prior year. This stemmed from the Company's awaiting the completion of the systems conversion and product redesign prior to conducting extensive advertising in 2001. By mid-2001, the Bank had commenced a significant local radio advertising campaign focused on building customer relationships and centered about the theme "Monterey Bay Bank. Expect More. Get The Best." During the third quarter of 2001, the Bank augmented its radio advertising with commercials aimed at encouraging local businesses to try Monterey Bay Bank. In addition, the Bank throughout 2001 has significantly expanded the community involvement of its employees, under the direction of the Director of Community Relations - a new position in 2001. During the third quarter of 2001, the Company also ran multiple print advertisements focusing on the benefits of its Money Market Plus account. The Company anticipates spending more on advertising, promotion, and community outreach in coming quarters than has been spent in prior periods.

         Consulting expenses rose from $15 thousand and $118 thousand during the three and nine months ended September 30, 2000 to $31 thousand and $336 thousand during the same periods in 2001 primarily due to consultant services associated with the core systems conversion and complementary software and hardware being implemented post conversion.

         The Company continues to restructure its operations both to better utilize new technology and improve efficiency. The Company also continues to evaluate new vendors for various products and services, seeking more cost effective business relationships. By the end of 2001, the Company will change the manner in which its facilities management is conducted to provide for better expense control. The Company is also redesigning its incentive programs for 2002 to better integrate contributions to the achievement of the strategic plan with incentive payments. Through these and other initiatives, the Company continues to target progress in improving its efficiency ratio.


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

Item 4.  Submission Of Matters To A Vote Of Security Holders

         No matters were submitted to a vote of security holders during the quarter ended September 30, 2001.

Item 5.  Other Information

         None.

Item 6.  Exhibits And Reports On Form 8-K

         A.  Exhibits

                  None.

         B.  Reports On Form 8-K

                  The Company has recently filed the following Current Reports on Form 8-K:

                      1. Form 8-K dated October 22, 2001. This Current Report reported the Company's results for the three months and nine months ended September 30, 2001, and the continued binding arbitration proceeding with the former President and Chief Operating Officer in regards to amounts due under his employment contracts.

                      2. Form 8-K dated November 7, 2001. This Current Report reported the conclusion and results of the binding arbitration process conducted to address claims by the former President and Chief Operating Officer regarding payments due under his employment contracts. This matter will have no future material impact on the Company's earnings or financial condition.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act Of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           MONTEREY BAY BANCORP, INC.
                                                         (Registrant)



Date:  November 13, 2001        By:   /s/ C. Edward Holden
                                      --------------------
                                      C. Edward Holden
                                      Chief Executive Officer
                                      President
                                      Vice Chairman Of The Board Of Directors



Date:  November 13, 2001        By:   /s/ Mark R. Andino
                                      ------------------
                                      Mark R. Andino
                                      Chief Financial Officer
                                      Treasurer
                                      (Principal Financial & Accounting Officer)