Form 10-K
period 2001-12-31
MONTEREY BAY BANCORP INC
filed 2002-03-27
CIK 930429

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 2001

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the Common Stock held by "non-affiliates" of the registrant, based upon the closing sale price of its Common Stock on March 4, 2002, as quoted on the Nasdaq National Market System, was approximately $32,562,000. Shares of common stock held by each officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons or entities may be deemed to be affiliates. Such determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The registrant had 3,483,718 shares of Common Stock outstanding as of March 20, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed within 120 days of the fiscal year ended December 31, 2001 are incorporated by reference into Part III of this Form 10-K.

                                                     INDEX

                                                                                                           PAGE
                                                                                                           ----

                                                     PART I

Item 1.   Business............................................................................................3
Item 2.   Properties.........................................................................................66
Item 3.   Legal Proceedings..................................................................................67
Item 4.   Submission of Matters to a Vote of Security Holders................................................67

                                                   PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters..............................67
Item 6.   Selected Financial Data............................................................................68
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..............70
Item 7a.  Quantitative and Qualitative Disclosures About Market Risk.........................................96
Item 8.   Financial Statements and Supplementary Data.......................................................100
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............147

                                                  PART III

Item 10.  Directors and Executive Officers of the Registrant................................................147
Item 11.  Executive Compensation............................................................................147
Item 12.  Security Ownership of Certain Beneficial Owners and Management....................................147
Item 13.  Certain Relationships and Related Transactions....................................................147

                                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................................148

SIGNATURES..................................................................................................150

                                     PART I

         Discussions of certain matters in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and as such, may involve risks and uncertainties. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations, are generally identifiable by the use of words or phrases such as "believe",
"expect", "intend", "anticipate", "estimate", "project", "forecast", "may increase", "may fluctuate", "may improve" and similar expressions or future or conditional verbs such as "will", "should", "would", and "could". These forward-looking statements relate to, among other things, expectations of the business environment in which Monterey Bay Bancorp, Inc. operates, opportunities and expectations regarding technologies, anticipated performance or contributions from new and existing employees, projections of future performance, potential future credit experience, possible changes in laws and regulations, potential risks and benefits arising from the implementation of the Company's strategic and tactical plans, perceived opportunities in the market, potential actions of significant stockholders and investment banking firms, the potential impact of past and possible future terrorist actions upon consumer confidence, income, and spending, and statements regarding the Company's mission and vision. The Company's actual results, performance, and achievements may differ materially from the results, performance, and achievements expressed or implied in such forward-looking statements due to a wide range of factors. For a discussion of some of the factors that might cause such a difference, including, but not limited to, changes in interest rates, general economic conditions, technology, legislative and regulatory changes, monetary and fiscal policies of the US Government, US Treasury, and Federal Reserve, real estate valuations, and competition in the financial services industry, see "Item 1. Business - Risk Factors That May Affect Future Results." These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

Item 1.  Business.
------------------

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

         At December 31, 2001, the Company had $537.4 million in total assets, $466.6 million in net loans receivable, and $432.3 million in total deposits. The Company is subject to regulation by the Office of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC"), and the Securities and Exchange Commission ("SEC"). The principal executive offices of the Company and the Bank are located at 567 Auto Center Drive, Watsonville, California, 95076, telephone number (831) 768 - 4800, facsimile number (831) 722 - 6794. The
Company may also be contacted via electronic mail at: INFO@MONTEREYBAYBANK.COM. Information concerning the Company may be accessed at the following Internet site: WWW.MONTEREYBAYBANK.COM. This Internet site is not a part of this Annual report on Form 10-K. The Bank is a member of the Federal Home Loan Bank of San Francisco ("FHLB") and its deposits are insured by the FDIC to the maximum extent permitted by law.

         The Company conducts business from eight branch offices, two stand alone ATM sites, and its administrative headquarters buildings. In addition, the Company supports its customers through Internet Banking, 24 hour bilingual telephone banking, courier service, mail, and ATM access through 11 owned ATM's and an array of ATM networks including STAR, CIRRUS, and PLUS.

         Through its network of banking offices, the Bank emphasizes personalized service focused upon three primary markets: households, professionals, and businesses. The Bank offers a wide complement of lending products, including:

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

o        various savings accounts

o        tiered money market accounts offering a variety of access methods

o        tax qualified deposit accounts (e.g. IRA's)

o        a broad array of certificate of deposit products

         Through its wholly-owned subsidiary, Portola Investment Corporation ("Portola"), the Bank provides, on an agency basis, life insurance (term, whole life, and universal life insurance), fire insurance, and a wide selection of non-FDIC insured investment products including:

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

         The Company's revenues are primarily derived from interest on its loan and mortgage backed securities portfolios, interest and dividends on its investment securities, and fee income associated with the provision of various customer services. Interest paid on deposits and borrowings constitutes the Company's largest type of expense. The Company's primary sources of funds are deposits, principal and interest payments on its asset portfolios, and various sources of wholesale borrowings including FHLB advances, federal funds purchased, and securities sold under agreements to repurchase. The Company's most significant operating expenditures are its staffing expenses and the costs associated with maintaining its branch network.

         Additional information concerning the Company's business is presented under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Company Strategy

         During the past several years, the Company has adopted and has been implementing a business strategy of evolving away from its traditional savings and loan roots toward a community commercial banking orientation. This business strategy was selected:

o so that the Company might better and more completely address the financial needs of the communities it serves

o because of the constrained financial returns associated with the traditional thrift business of funding residential mortgage loans with certificates of deposit for entities the size of the Bank

o due to the increasing commoditization of residential mortgages, spurred by new technologies and revised business practices supported by Federal Agencies such as the Federal National Mortgage Association ("FNMA" or "Fannie Mae") and the Federal Home Loan Mortgage Corporation ("FHLMC" or "Freddie Mac")

o to augment stockholder value, as the Company believes that successful community commercial banks generally receive a more favorable valuation in the capital markets than traditional savings and loans

o        to develop more robust and recurring sources of income

               The Company's community commercial banking strategy incorporates:

o a relationship based approach to customer service, marketing, and pricing

o a focus on understanding the profile and objectives of the Company's customers as a means to provide enhanced service while also supporting credit quality

o a high level of community involvement and visibility by the Company, its directors, and its employees

o        a  balance  sheet  profile   presenting  loan  and  deposit  portfolios
         diversified among multiple products

o        a ratio of net loans to total assets of between 85.0% and 90.0%

o income property, construction, and business loans representing a greater percentage of total loans than has been maintained in the past, with a reduced concentration in residential mortgages

o a deposit mix with a greater percentage of transaction accounts than has been maintained in the past, with a lower concentration of certificates of deposit

o increasing fee income to a greater portion of total revenue than historically generated

o utilizing new technologies to better meet the financial needs of individuals, families, professionals, and businesses

As discussed below and throughout this Annual Report, the Company has achieved progress in these regards over the past several years, including some particular accomplishments in 2001.

In general, the Company's accomplishments in 2001 can be grouped into three categories:

1. The successful resolution of certain historical issues that have hindered the Company's progress with the strategic plan, including:

         A.       the conclusion of a lengthy  arbitration  proceeding  with the
                  former  President  and  Chief  Operating   Officer   regarding
                  payments due to him under his employment agreements

         B. the significant reduction, without loss, in the outstanding balance of a pool of loans acquired in 1998 that presented a credit profile less favorable than the Company's normal underwriting criteria (see "Special Residential Loan Pool" and
                  Note 14 to the Consolidated Financial Statements)

         C. the elimination in early 2002 of institution specific regulatory capital requirements for the Bank imposed by the OTS in early 2000 in response to the Special Residential Loan Pool

         D. the collection in full of several loans with significant principal balances that were delinquent at December 31, 2000

2. The establishment of the human resource and technology foundations necessary to successfully implement the Company's strategy, including:

         A.       a new core data processing system

         B. the hiring of additional commercial business relationship officers

         C. the recruitment of veteran bankers to key positions at the Company, including Chief Administrative Officer, Director of Information Technology, Director of Community Relations, and Controller

         D. the introduction of new and the redesign of existing financial products and services

3.       The advancement of the Company along its strategic plan, including:

         A. improved financial results, including record levels of assets, loans, deposits, and stockholders' equity at December 31, 2001, combined with record annual net income for 2001

         B. increased commercial business loans and the development of an expanded commercial lending pipeline

         C. implementation of various strategies designed to increase stockholder value

         While the market price of the Company's common stock appreciated favorably in 2001, in part due to the above accomplishments, the Company's Board of Directors and Management acknowledge that the Company has yet to deliver the range of return on stockholders' equity produced by higher performing peer financial institutions. Building on the achievements of 2001 to improve the Company's return on stockholders' equity is a key objective for 2002.

         Additional information regarding the Company's strategic plan and its accomplishments in relation thereto is presented in the following paragraphs and throughout this Annual Report.

         Consistent with the strategic plan, the Company has endeavored to reduce the level of relatively lower yielding, and often less interest rate sensitive, residential mortgages in its loan portfolio. At December 31, 2001, residential mortgage loans comprised 42.2% of total gross loans held for investment. While this percentage increased from 37.8% at December 31, 2000, it is lower than the 43.4% at June 30, 2001, 43.4% at December 31, 1999, and is down significantly from 70.2% at the end of 1997, before the Company's adopted its transformation strategy.

         During the first half of 2001, the Company de-emphasized the origination of construction loans and added significant amounts of residential mortgages in response to the slowdown in the national economy, with associated greater concerns for credit quality, and in order to position the Company to benefit from the rapidly declining interest rate environment. By the fourth quarter of 2001, the Company believed that the economy would likely commence recovery some time in 2002 and that the declining interest rate environment was nearing an end, with interest rates then at historically low levels. The Company thus re-commenced actively pursuing a shift toward income property, construction, and business loans by the end of 2001.

         The Company's focus on non-residential lending led to the opening of a loan production office in Los Angeles County in the first quarter of 2002. This loan production office is managed by a veteran banker with significant experience in Southern California, long-standing relationships with area developers and property investors, and particular expertise in marketing and underwriting construction and income property credits. The opening of this office will also advance the geographic diversification of the Company's real estate loan portfolio, which has been historically concentrated in the California counties of Santa Cruz, Monterey, and Santa Clara.

         At December 31, 2001, certificates of deposits constituted 56.4% of the deposit portfolio, down from 60.0% at December 31, 2000 and 79.3% at the end of 1997. Certificates of deposit would have reflected a smaller percentage of the deposit portfolio at December 31, 2001 if not for the Bank's acquiring an additional net $5.0 million in certificates of deposit through the State of California Time Deposit Program during 2001, whereby the State of California makes deposits available to support reinvestment back into California communities.

         Over the past several years, the Company has emphasized checking and money market accounts in its marketing, new product development, and advertising as a means of cementing its relationship with its customers, decreasing its relative cost of funds, and bolstering non-interest income. The Company plans to introduce Internet banking for businesses in the first quarter of 2002, complementing its successful consumer Internet banking product.

         The Company's strategy of transitioning into more of a community commercial bank also incorporates increasing the percentage of the Company's total revenues generated from fees and service charges, as compared to net interest income. In this regard, the Company has expanded its scope of fee based services, altered its pricing, and enhanced the product line offered through Portola.

         In order to better serve professionals and businesses in the Company's market area, new and additional commercial business relationship officers, branch sales managers, and professional bankers were hired in 2001. These new employees also enhanced the Company's capacity to better serve its consumer base. The Company's employee mix also shifted in 2001 to reflect the adoption of a current generation, internally operated core data processing system, representing a significant change from the Company's prior external service bureau environment. The new core data processing system is built upon a leading relational database, is open architecture and client / server based, and provides significantly greater customization and flexibility than the prior legacy system. Employees added to the Company in 2001 included new data processing professionals and a new Director of Information Technology with over 20 years of operations and technology experience in the banking industry.

         In implementing its strategy, the Company also intends to enhance the services provided to its consumer markets. In 2001, the Company introduced electronic bill payment, bilingual telephone banking, and more highly tiered deposit products whereby individuals can earn higher levels of interest by increasing their balances. In 2002, the Company plans to add one or more consumer relationship products, whereby individuals benefit from expanding their overall relationship with the Company.

         The Company intends to complement the new technology implemented in 2001 during the coming year with a new item processing environment, enhanced customer statements, and various ancillary systems such as current generation safe deposit box management software. In addition, the Company plans to actively work with the vendor of its primary data processing system to add enhancements to that software and to ensure that the Company is realizing the best productivity and richest features of that system.

         Throughout 2001, the Company maintained its commitment to support the quality of life in the Greater Monterey Bay Area. Employees are encouraged to be involved with local community and service organizations. A significant contribution was made to advance post-secondary education, and other charitable donations of funds or services were conducted throughout the year. The hiring of a Director of Community Relations in 2001 further enhanced the Company's visibility in the Greater Monterey Bay Area, with the Company's being represented at many local chambers of commerce and Rotary organizations, in addition to many special community, charity, and educational events.

         A key aspect of the Company's business strategy is to enhance stockholder value. The Company's efforts and achievements in this regard have included:

o Since 1995, the Company has repurchased over 1.2 million of its common shares. During the fourth quarter of 2001, the Company announced a new stock repurchase program with an authorization to acquire an additional 114,035 shares. Under this program, five thousand shares were acquired during the first quarter of 2002 at $16.25 per share.

o The Company's Directors elected to receive their retainer fees in Company common stock during 2001.

o The Company's bylaws specify a minimum stock ownership requirement for all Directors.

o A significant portion of the total compensation for the Company's senior management is stock-based.

o In 2001, shares of the Company's stock were used in lieu of cash as incentive compensation for various Bank middle management.

o In 2001, some members of the Bank's senior management volunteered to accept Company stock in lieu of certain cash base and incentive compensation.

o The Company's employee stock option plan provides that stock options are issued at 110% of the fair market value of the Company's stock on the date of grant, versus the 100% level prevalent in the financial services industry.

o Incentive stock options have been awarded to the vast majority of managers in the Company, thus encouraging alignment of employee interests with those of stockholders.

o Senior management change in control contracts have been modified to present what the Company believes is a better balance between the need to attract and retain well qualified employees and stockholder interests.

o Following the events of September 11, 2001, trading and liquidity in the Company's common stock was adversely impacted by the multiple effects upon investment banking firms with New York City operations. During the fourth quarter of 2001 and early 2002, the Company successfully added several new market makers to enhance the liquidity of the Company's common stock. In addition, the Company temporarily lost equity analyst coverage following September 11, 2001. Coverage by one equity analyst was reinstated in early 2002, and the Company anticipates pursuing coverage by a second equity analyst later in 2002.

         In addition, in early 2002, the Company established an expanded relationship with an investment banking firm specializing in the financial services industry as a means of:

o supporting a number of initiatives aimed at increasing stockholder value

o obtaining advice regarding balance sheet, interest rate risk, and capital management

o        acquiring expanded competitive information and market intelligence

o advising the Board of Directors and Management regarding trends, risks, and tactical and strategic opportunities within the financial services industry

         The implementation of the Company's strategy presents various costs and risks. In general, the Company incurred operating and capital expenses in advance of associated revenues, as the human and technology resources necessary to implement the strategic plan must be in place before new sales can be generated. The amount of change concomitant with this strategy, particularly given the relatively rapid pace of implementation undertaken by the Company, presents significant execution risks. Some of these execution risks include exposure in the implementation of new technology and the greater credit risk inherent in consumer and commercial (versus mortgage) lending. The Company has endeavored to mitigate these risks, in part, by recruiting the aforementioned experienced banking professionals and by the hiring of a substantially new senior management team over the past 18 months.

         The new senior management team contains individuals with significant experience in credit administration, operations and regulatory compliance, and commercial banking. These senior officers also have prior experience in tactical and strategic transactions designed to maximize stockholder value. The Company has also sought to mitigate the risks inherent in its strategic plan by hiring certain consultants to provide technical assistance and asset quality review.

         The Company's Board of Directors has also evolved over the past two years, with new directors adding skills in corporate governance, an appreciation of the importance of advancing stockholder value, and the capacity to refer local business to the Company.

         In 2002, the Company intends to continue pursuing the strategy outlined above. Furthermore, the Company plans to explore avenues for further growth in product diversification and market share, including the purchase of banking branches in the Greater Monterey Bay Area or the establishment of one or more de novo branch offices. During the first quarter of 2002, the Company opened a stand alone loan production office in Los Angeles. Management believes that the continued consolidation occurring in the financial services industry may present opportunities to acquire personnel, branches, and customers from institutions being sold.

         Susan F. Grill resigned from her position as Director of Retail Banking for Monterey Bay Bank in February, 2002. Ms. Grill's responsibilities were divided among other members of the Bank's management team, until a successor is appointed.

Market Area and Competition

         Market Area. The Bank is a community-oriented financial institution that originates residential, multifamily, construction, commercial real estate, consumer, and business loans within its market area. The Bank's deposit gathering and lending markets are concentrated primarily in the communities surrounding its full service offices in the counties of Santa Cruz, Monterey, and Santa Clara in Central California. In 2001, the Company purchased real estate loans secured by California real property primarily located between the San Francisco Bay Area and San Diego as a means of geographically diversifying its loan portfolio and in conjunction with its asset / liability management program. The Company conducts only a minor volume of business outside the State of California.

         The economy in the Company's primary market areas in Santa Cruz, Monterey, and Santa Clara Counties has historically been primarily agricultural. However, in recent years, other economic segments have assumed a larger portion of total business activity, caused in part by the continuing southward expansion of the San Francisco Bay Area in general and the technology focused Silicon Valley community in particular. These newer and in some cases relatively rapidly expanding segments include:

o an increasing professional presence, both in commercial property and in residential housing, as the technology companies expand southward, primarily down the Highway 101 corridor

o        light manufacturing

o        post-secondary education

o tourism and marine biology, especially in the coastal communities on Monterey Bay

               The Company's primary market areas were adversely impacted during 2001 by:

o        the national recession, with an increase in local unemployment rates

o the difficulties experienced by the technology industry following the significant reduction in the NASDAQ Index in 2000 and 2001 and constrained venture capital financing

o the 2001 mid-summer State of California energy crisis, with continuing effects upon the State's budget

o the impacts of the events of September 11, 2001, especially reduced travel and tourism, which had a particular negative effect upon the hospitality industry

         The above factors led to a slowdown in the demand for real estate, which in turn moderated the pace of real estate price appreciation in the Company's primary market areas in 2001 versus the recent past. Certain communities within the Company's primary market area exhibited a slight softening of real estate prices in 2001. The above factors were, however, partially offset by historically low interest rates, limited new construction, and increasing demand for real estate caused by a growing population. The largest impact on real estate prices stemming from the above factors was for very high end residential properties ($1.5 million and above), which the Company serves but does not target market. Home sale results in early 2002 in the Company's primary market area indicated an increasing level of activity versus the same period in 2001. The Company did not foreclose on any real estate collateral in 2001.

         The California energy crisis in mid 2001 had only limited near term impact, as the State was able to acquire sufficient energy to avoid recurring and widespread blackouts, consumers and businesses adopted effective conservation measures, and the economic recession curbed demand for power. However, businesses that are relatively energy intensive remain concerned about the long term supply and cost of energy in California, a situation exacerbated by the bankruptcy of the largest power utility in the Company's market area. Consumers experiencing higher energy bills also have less disposable income to spend in the local economy. The energy crisis continues to impact the budget for the State of California, as certain long term supply contracts were signed by the State at prices that were above the current market at the end of 2001. To the extent that the California energy situation continues to affect the State's budget, spending, and potential level and manner of taxation, the Company will continue to be impacted.

         The Company has taken steps to reduce its energy consumption, including a reduction in exterior lighting and electric signage, reduced interior lighting in certain areas, and proactive efforts to power off inactive computers and other machines. In 2001, the Company installed a larger natural gas fueled generator at its administrative headquarters that produces sufficient electricity to power the entire building, including the core computer network, in the event of an external electricity reduction or outage.

         Throughout 2001, many large national corporations with operations in Central California announced significant layoffs. In addition, many local technology companies shut down due to a combination of weak (or negative) earnings, limited liquidity, or a lack of access to additional capital. While the demand for labor in Central California slowed in 2001 versus the immediate preceding years, unemployment remained moderate by historical standards.

         Unlike 1999 and the first half of 2000, the local economy did not materially benefit in 2001 from a significant rise in stock and stock option wealth among consumers, including workers in the Silicon Valley area of Santa Clara County.

         Lease rates for many types of commercial real estate declined significantly in the San Francisco Bay Area during 2001, reversing strong rises in 1999 and early 2000 fueled by the Internet boom. While the Company originates and purchases commercial real estate loans in the San Francisco Bay Area, Management did not generally pursue loans based upon the high lease rates and market values during 1999 and 2000. The Company had no classified loans at December 31, 2001 that were secured by commercial real estate in the San Francisco Bay Area.

         Vacancy rates increased and average effective room rates declined for California hotels and motels in 2001, with the trend worsening after the events of September 11, 2001. As subsequently discussed, the Company has a concentration in real estate loans secured by hotels and motels, which the Company intends to reduce in 2002.

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

         Competition. The banking and financial services business in California generally, and in the Bank's market areas specifically, is highly competitive. The increasingly competitive environment is a result of many factors including, but not limited to:

o the rise of the Internet, whereby the Bank must more frequently compete with remote entities soliciting customers in its primary market areas via web based advertising and product delivery, especially for certificates of deposit and residential mortgages

o the significant consolidation among financial institutions which has occurred over the past several years, resulting in a number of substantially larger competitors with greater resources than the Company

o the increasing integration among commercial banks, insurance companies, securities brokers, and investment banks

o the continued growth and market share of non-bank financial services providers that often specialize in a single product line such as credit cards or residential mortgages

o the introduction of new technologies which may bypass the traditional banking system for funds settlement

o the addition of bank subsidiaries by firms not historically in the financial services business, but with significant consumer reach

o the continued tax relief enjoyed by credit unions in serving the consumer market combined with a trend toward loosening restrictions on credit union activities and requirements for credit union membership

         The Company competes for loans, deposits, fee based products, and customers for financial services with commercial banks, savings and loans, credit unions, thrift and loans, mortgage bankers, securities and brokerage companies, insurance firms, finance companies, mutual funds, and other non-bank financial services providers. Many of these competitors are much larger than the Bank in total assets, market reach, and capitalization; and enjoy greater access to capital markets and can offer a broader array of products and services than the Bank presently markets.

         Two banks, each with several billion dollars in assets and more diversified revenue sources, present particular competition to the Company. Both these banks follow the "super community banking" business model, whereby multiple community banks are owned and operated under a unified umbrella organization. Both of these firms have expanded rapidly in recent years and have acquired community banks in the Company's primary market areas. These firms have comparatively highly valued common stock and access to far greater amounts of capital than the Company. These firms also benefit from greater economies of scale than the Company. One of these banks recently announced the acquisition and pending consolidation of two branches that compete directly with the Company's offices in Watsonville and Monterey, California. Acquisitions by these two banks have resulted in the Company's being the largest truly local financial institution in many of its markets.

         The Company also competes increasingly frequently with another community bank, which has over the past year opened de novo offices in some of the same communities served by the Company. In 2001, the Company experienced particular competition for retail deposits from the three largest thrifts that operate in California. These large thrifts benefited from the declining interest rate environment, with expanding net interest margins resulting from their net liability sensitivity. These thrifts used their expanding margins to bid up retail deposit rates in an effort to build market share.

         In order to compete with other financial services providers, the Company relies upon:

o        local community involvement, contributions, and visibility

o personal service and the resulting personal relationships of its staff and customers

o        referrals from satisfied customers, employees, and directors

o the development and sale of specialized products and services tailored to meet its customers' needs

o        local and fast decision making

         In addition, Management considers the Company's reputation for financial strength and competitive services, as developed over 76 years of local Company history, as a competitive advantage in attracting and retaining customers within its primary market area.

Risk Factors That May Affect Future Results

         The following discusses certain factors that may affect the Company's financial results and operations and should be considered in evaluating the Company. The two general categories of greatest risk faced by the Company are credit risk and interest rate risk, both of which are inherent to community banking.

         Ability Of The Company To Execute Its Business Strategy. The financial performance and profitability of the Company will depend, in large part, on its ability to favorably execute its business strategy in converting from a relatively traditional savings & loan to a community based financial services firm. This evolution entails risks in, among other areas, technology implementation, market segmentation, brand identification, banking operations, and capital and human resource investments. Accordingly, there can be no assurance that the Company will be successful in its business strategy.

         Economic Conditions And Geographic Concentration. The Company's operations are located in Central and Northern California and are concentrated in Santa Cruz, Monterey, and Santa Clara Counties. Although Management has diversified the Company's loan portfolio into other California counties, the majority of the Company's credits remain concentrated in the three primary counties. As a result of this geographic concentration, the Company's results depend largely upon economic and real estate market conditions in these areas. Deterioration in economic or real estate market conditions in the Company's primary market areas could have a material adverse impact on the quality of the Company's loan portfolio, the demand for its products and services, and its financial condition and results of operations. In addition, because the Company does not require earthquake insurance in conjunction with its real estate lending, an earthquake with an epicenter in or near the Company's primary market areas could also significantly adversely impact the Company's financial condition and results of operations.

         Interest Rates. By nature, all financial institutions are impacted by changing interest rates, due to the impact of such upon:

o        the demand for new loans

o prepayment speeds experienced on various asset classes, particularly mortgage backed securities and residential loans

o        credit profiles of existing borrowers

o        rates received on loans and securities

o        rates paid on deposits and borrowings

As presented under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and under "Item 7a. Quantitative and Qualitative Disclosure of Market Risk", the Company is financially exposed to parallel shifts in general market interest rates, changes in the relative pricing of the term structure of general market interest rates, and relative credit spreads. Therefore, significant fluctuations in interest rates may present an adverse effect upon the Company's financial condition and results of operations.

         Government Regulation And Monetary Policy. The financial services industry is subject to extensive federal and state supervision and regulation. Significant new laws, changes in existing laws, or repeals of present laws could cause the Company's financial results to materially differ from past results. Further, federal monetary policy, particularly as implemented through the Board of Governors of the Federal Reserve System, significantly affects credit conditions for the Company, and a material change in these conditions could present an adverse impact on the Company's financial condition and results of operations.

         Competition. The financial services business in the Company's market areas is highly competitive, and is becoming more so due to technological advances (particularly Internet-based financial services delivery), changes in the regulatory environment, and the significant consolidation that has occurred among financial services providers. Many of the Company's competitors are much larger in total assets and market capitalization, enjoy greater liquidity in their equity securities, have greater access to capital and funding, and offer a broader array of financial products and services. In light of this environment, there can be no assurance that the Company will be able to compete effectively. The results of the Company may materially differ in future periods depending upon the nature or level of competition.

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

         State Of California Budget Crisis. In part due to the handling of the energy crisis and also due to the onset of the national recession, the State of California is currently facing a substantial budget deficit. A combination of reductions in State provided services and increases in the level and nature of taxation might result, which could present an unfavorable impact upon the Company's business, financial condition, and results of operations. At December 31, 2001, the State of California maintained $19.0 million in deposits with the Company. If the State were to withdraw these deposits, replacement funding would likely be more expensive.

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

         Terrorism And The War On Terrorism. Tourism constitutes a significant component of the economy in the Company's primary market areas. In addition, the Company maintains a concentration of loans extended to the hospitality industry. Should new terrorist actions or the continued war on terrorism continue to or more dramatically curtail travel and tourism, the Company's financial condition and results of operations could be significantly impacted.

         Other Risks. From time to time, the Company details other risks with respect to its business and financial results in its filings with the Securities and Exchange Commission.

Lending Activities

         General. The Company originates a wide variety of loan products. Loans originated by the Company are subject to federal and state laws and regulations. Interest rates charged by the Company on loans are affected by the demand for such loans and the supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by, among other things, economic conditions, monetary policies of the federal government, including the Federal Reserve Board, and legislative tax policies. The Company targets certain lending toward low to moderate income borrowers as part of its commitment to serve its local communities.

         At December 31, 2001, the Company's net loan portfolio held for investment totaled $465.9 million. This represented the highest total in the Company's history. The vast majority of this portfolio was associated with real estate of various types. In 2001, real estate loan originations, including funding commitments for construction loans, totaled $173.2 million and real estate loan purchases, including funding commitments for construction loans, totaled $60.2 million. Activity in 2001 was supported by an active mortgage refinance market throughout most of the year, spurred by the eleven rate decreases implemented by the Federal Reserve in 2001. Of the $60.2 million in real estate loan purchases in 2001, $47.3 million occurred in the first half of the year. All real estate loan purchases in the second half of the year were for mortgages secured by non-residential properties, as the Company pursued its targeted loan mix and sought more interest rate sensitive assets.

         Net loans as a percentage of total assets increased from 80.6% at December 31, 2000 to 86.8% at December 31, 2001. Allocating a greater percentage of its total assets to loans is fundamental to the Company's strategies of effectively supporting the financing needs of its local communities, increasing its net interest margin, and effectively leveraging the Company's capital position.

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

         In purchasing individual loans or pools of loans, the Company underwrites each loan in a manner similar to its internal originations. The Company generally purchases income property loans on a servicing released basis in order to facilitate more effective credit management and in order to acquaint such borrowers with the other products and services offered by the Company. The residential mortgages purchased by the Company in 2001 were substantially all servicing retained by the seller.

         The Company also pursues acquiring loan participations from and selling loan participations to other California community banks and other financial institutions. In acquiring participations, the Company underwrites each credit in a manner similar to that followed for its own internal loan production. The Company sells loan participations in order to diversify its credit risk and in order to remain below its regulatory limitation for loans to one borrower. In general, most of the Company's loan participations are for construction loans.

         The Company requires title and hazard (fire, and, if applicable, flood) insurance for all real estate loans. The Company does not require earthquake insurance for real estate loans. More detailed information regarding the Company's lending activity is included in the following paragraphs that present activity by loan product category.

         Residential One To Four Unit Mortgage Lending. The Company originates fixed rate, adjustable rate, and hybrid (fixed for a period, and then adjustable) mortgage loans secured by one to four family residential properties. Adjustable rate mortgage loans have interest rates that adjust monthly, semiannually, or annually and reprice based upon various indices, primarily the 11th FHLB District Cost of Funds Index ("COFI") or the US Treasury One Year Constant Maturities Index ("1 Year CMT"). In 2002, the Company intends to commence originating residential mortgages tied to the MTA index, which is equivalent to the twelve month rolling average of the 1 Year CMT index. The MTA index is utilized by a number of the Company's primary competitors and is often preferred by consumers due to its limited volatility relative to the 1 Year CMT index. The Company's hybrid and adjustable rate residential mortgages typically contain various periodic and lifetime rate caps, and also lifetime rate floors. The Company regularly adjusts its loan products to meet changing customer needs and to respond to the marketplace.

         The majority of loan originations are to existing or past customers and members of the Bank's local communities. The Company also originates one to four family residential construction loans for both owner occupants and developers / contractors ("speculative construction loans"), and residential mortgages secured by non-owner occupied one to four family properties acquired as an investment by the borrower. The Company provides escrow (impounds) services as requested by its customers and generally for those loans in excess of 80.0% loan to value.

         At December 31, 2001, the Company maintained $204.8 million in residential permanent mortgages, representing 42.2% of gross loans held for investment. This compares to $160.2 million in permanent residential mortgages a year earlier, which then constituted 37.8% of gross loans held for investment. In 2002, the Company plans to reduce the concentration of residential mortgages in its loan portfolio in favor of other types of relatively higher yielding, and often more interest rate sensitive, loans.

         The Company generally sells its fixed rate residential production into the secondary market on a servicing released basis. These sales are conducted as part of the Company's asset / liability management strategy. The sales are generally on a servicing released basis because the Company believes the servicing is more valuable to high volume, low marginal cost servicers.

         From time to time, based on its asset / liability strategy, the Company purchases residential mortgage loans originated by others. In the first half of 2001, the Company purchased residential hybrid loans in order to take advantage of the declining interest rate environment and in order to more effectively leverage the Company's capital. In 2002, depending upon loan origination volume and mix, the Company may consider the sale of certain hybrid or adjustable rate residential mortgages into the secondary market.

         The majority of the residential loans at December 31, 2001 were secured by properties located within the Company's primary market area in Central California. At December 31, 2001, 7.4% of the Company's one to four family mortgage loans had fixed terms and 93.6% had adjustable rates, including adjustable rate loans that have a fixed rate for an initial period. The Company offers a variety of adjustable rate residential loan products, including an "easy qualifier" loan with more limited documentation required than other mortgages. The Company began originating loans subject to negative amortization in 1996. Negative amortization involves a greater risk to the Company because during a period of high interest rates the loan principal may increase above the amount originally advanced. However, the Company believes that the risk of default on these loans is mitigated somewhat by negative amortization caps, underwriting criteria, relatively low loan to value ratios, and the stability provided by payment schedules. At December 31, 2001, the Company's residential loan portfolio included $26.3 million of loans subject to negative amortization.

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

         The five largest residential loans in the Company's portfolio at December 31, 2001 are presented in the following table. Original loan to value ratio equals the loan's original principal balance divided by the original appraisal amount obtained at the time of loan origination. Current loan to value ratio equals the December 31, 2001 principal balance divided by the original appraisal amount obtained at the time of loan origination.

(Dollars In Thousands)
                                   Year
            Principal                Of                                        Original         Current
              Balance      Origination/                                         Loan To         Loan To
          Outstanding       Acquisition     Property Location               Value Ratio     Value Ratio
          -----------       -----------     -----------------               -----------     -----------
              $ 3,125              2000     Carmel, California                      50%             49%*
              $ 2,223              1999     Monte Sereno, California                70%             68%
              $ 2,008              2000     Monterey, California                    70%             72%*
              $ 1,743              2001     Saratoga, California                    26%             26%
              $ 1,708              2000     Pebble Beach, California                65%             64%

---------------
* Loan product permitting negative amortization

         Multifamily Lending. The Company offers hybrid and adjustable rate permanent multifamily (five or more units) real estate loans secured by real property in California. The Company also periodically extends construction financing to builders of multifamily housing. From time to time, the Company extends loans secured by mixed use property in more urban areas, which typically present commercial (generally retail) space in one part of the building (often street level) and residential units in other parts of the building.

         Apartment rents and multifamily property valuations have generally increased in California during the past several years, as supply has not expanded with the same speed as population growth, leading to greater demand for units and thus higher market rents and lower vacancies.

         Permanent loans on multifamily properties typically present maturities of up to 30 years. Factors considered by the Company in reaching a lending decision on such properties include the net operating income of the mortgaged premises before debt service and depreciation, the debt service ratio (the ratio of net earnings to debt service), the ratio of the loan amount to appraised value, and the financial profile of any guarantors. Pursuant to the Company's underwriting policies, multifamily hybrid and adjustable rate mortgage loans are generally originated in amounts up to 75% of the appraised value of the underlying properties. The Company generally requires a debt service ratio of at least 1.10. Properties securing loans are appraised by an independent appraiser. Title insurance is required on all loans.

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

         Loans secured by apartment buildings and other multifamily residential properties are generally larger and involve a greater degree of risk than one to four family residential loans. Because payments on loans secured by multifamily properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Company seeks to mitigate these risks through its underwriting policies, which require such loans to be qualified at origination on the basis of the property's income and debt coverage ratio. The Company also attempts to limit its risk exposure by requiring annual operating statements on the properties and by acquiring personal guarantees from the borrowers when available.

         There is a limited volume of multifamily properties in the Company's primary market area due to the more rural aspects of many local communities. Therefore, in conjunction with its business strategy, the Company in 2002 intends to continue increasing its multifamily real estate lending within the State of California. At December 31, 2001, the Company's portfolio of multifamily loans totaled $103.9 million, or 21.4% of gross loans receivable held for investment. This compares to $76.7 million, or 18.1% of gross loans receivable held for investment, at December 31, 2000. The Company acquired multifamily loans from direct originations, broker referrals, and pool purchases during 2001. It is expected that all of these sources will be utilized in 2002.

         The five largest multifamily real estate loans in the Company's portfolio at December 31, 2001 are presented in the following table:

(Dollars In Thousands)
                                   Year
            Principal                Of                                          Original         Current
              Balance     Origination /                                           Loan To         Loan To
          Outstanding       Acquisition     Property Location                 Value Ratio     Value Ratio
          -----------       -----------     -----------------                 -----------     -----------
              $ 3,959              2001     Van Nuys, California                      64%             64%
              $ 2,595              2001     San Francisco, California                 69%             68%
              $ 2,500              2001     West Hollywood, California                74%             74%
              $ 2,298              2001     Oakland, California                       74%             74%
              $ 1,832              2001     San Francisco, California                 74%             73%

         Because the primary marketplace the Company serves has a limited volume of multifamily properties, the Company intends to continue pursuing multifamily real estate loans secured by properties located throughout California. The Company's strategy in this regard includes purchasing participations in multifamily loans originated by experienced, local lenders with a favorable record of quality loan origination. The acquisition and origination of multifamily loans throughout California presents the Company with geographic diversification, but also introduces credit exposure due to the greater demands of monitoring the demand for and value of multifamily real estate in a greater number of market areas.

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

         The Company's commercial & industrial real estate loans are typically secured by properties such as retail stores, retail strip centers, office buildings, and light manufacturing facilities. The Company typically does not extend loans for the acquisition or refinance of major manufacturing facilities, as that type of real estate generally encompasses larger loans than the Company makes. The Company also takes various steps to attempt to avoid extending loans secured by commercial & industrial real estate that presents significant environmental issues, such as groundwater contamination or the presence of toxic chemicals. However, despite these steps, including environmental reviews, there can be no assurance that the Company can avoid financial exposure resulting from environmental issues associated with loan collateral.

         The majority of the commercial & industrial real estate loans are secured by property located in Northern and Central California. However, the Company has in the past several years pursued participations on and purchases of commercial & industrial real estate loans with experienced, local lenders in the greater San Diego and Los Angeles markets as a means of increasing loans outstanding and geographically diversifying the Company's loan portfolio.

         At December 31, 2001, the Company's permanent commercial & industrial real estate loan portfolio totaled $110.0 million, or 22.7% of gross loans held for investment. This compares to $102.3 million, or 24.1% of gross loans held for investment, at December 31, 2000. This nominal expansion is consistent with the Company's business strategies of:

o increasing the percentage of its balance sheet represented by income property loans

o meeting the real estate and business financing needs of businesses and individuals whose business is domiciled in real estate owned by the borrower

o seeking comprehensive relationships with businesses in the Company's primary market areas, including the placement of deposits with the Company and the Company's provision of funds transfer services

         The five largest commercial & industrial real estate loans in the Company's portfolio at December 31, 2001 are presented in the following table:

(Dollars In Thousands)

                              Year                                                                   Original     Current
      Principal                 Of     Type                                                           Loan To     Loan To
        Balance      Origination /     Of                                                               Value       Value
    Outstanding        Acquisition     Property                      Property Location                  Ratio       Ratio
    -----------        -----------     --------                      -----------------                  -----       -----
        $ 4,957               1999     Hotel                         Dublin, California                   57%         55%
        $ 3,381               2001     Mini-Storage Facility         San Jose, California                 65%         64%
        $ 2,919               2001     Office Building               Simi Valley, California              75%         75%
        $ 2,794               1999     Motel                         Aptos, California                    64%         63%
        $ 2,720               2000     Office Building               Gilroy, California                   42%         41%

         At December 31, 2001, the Company had $30.8 million in outstanding loans secured by hotel / motel properties. None of these loans were construction loans. The Company is actively monitoring these loans, as the hospitality industry experienced particular difficulties in the second half of 2001 due to the national recession, a reduction in business travel, and the slowdown in tourism and travel following the events of September 11, 2001. The $4.96 million hotel loan in the above table is secured by a nationally branded hotel. During 2002, the Company intends to decrease its lending concentration in loans secured by hotels / motels.

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

         Commercial & industrial real estate loans can present various environmental risks, as such properties are sometimes located on sites or in areas where various types of pollution may have historically occurred. The Company takes various steps to attempt to avoid extending loans secured by commercial & industrial real estate that presents significant environmental issues, such as groundwater contamination or the presence of toxic chemicals. However, despite these steps, there can be no assurance that the Company can avoid financial exposure resulting from environmental issues associated with loan collateral. The Company attempts to mitigate environmental risk via surveys, reports, and, in some cases, testing; in addition to using a limited list of pre-approved appraisers. In addition, Company lending staff directly inspect most commercial & industrial real estate properties on which the Company lends.

         Commercial & industrial real estate can also be impacted by changing government regulation, with a potential associated impact on the market value of the collateral securing the Company's loans.

         Construction Lending. The Company originates construction loans for the acquisition and development of property. Collateral has been historically concentrated in residential properties, both owner occupied and speculative (i.e. not being built by an owner occupant, but perhaps pre-sold to third parties). In addition, the Company makes construction loans for the development and rehabilitation of apartments and commercial buildings.

         Construction financing is generally considered to involve a higher degree of risk than long-term financing on improved, occupied real estate. The Company's risk of loss on construction loans depends largely upon:

o the accuracy of the initial estimate of the property's value at completion of construction or development

o        the accuracy of the estimated cost of construction

o the borrower's ability to complete the construction project within estimated timeframes

o the market demand for the subject property at the completion of construction

o the ability of tenants, if any, to honor lease obligations for the subject property

o the availability of permanent financing for the subject property at the conclusion of the construction period

         If the estimate of construction costs proves to be inaccurate, the Company may have to advance funds beyond the amount originally committed to permit completion of the project and to protect its security position. The Company may also be confronted, at or prior to maturity of the loan, with a project with insufficient value to ensure full repayment. The Company's underwriting, monitoring, and disbursement practices with respect to construction financing are intended to ensure that sufficient funds are available to complete construction projects. The Company attempts to limit its risk through its underwriting procedures, by using only approved, qualified appraisers, and by dealing with qualified builders / borrowers. The Company also participates larger construction loans with other financial institutions as a means of diversifying its credit risk and remaining below the Bank's regulatory limit on loans to one borrower.

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

         At December 31, 2001, the Company had gross construction and land development loans totaling $38.5 million, on which there were undisbursed loan funds of $12.6 million. At December 31, 2000, the Company had gross construction and land development loans totaling $59.1 million, on which there were undisbursed loan funds of $26.6 million. The gross balance of construction loans as a percentage of gross loans held for investment thus declined from 13.9% at December 31, 2000 to 7.9% at December 31, 2001.

         The decline in construction loans during 2001 resulted from payoffs from completed projects not being replaced by the inflow of new business. The Company intentionally curtailed construction lending during most of 2001 in response to concerns about the national recession. In general, the Company's business strategy is, however, to increase the construction loan portfolio and to have construction loans represent a greater portion of total assets. The Company has strategically targeted increased construction lending because of the interest rate sensitivity of the loans, the Company's experience in this type of lending, the yields available from this type of lending, and, in the case of owner residential construction loans, the strong customer bond developed in financing the building of someone's home.

         The five largest construction loans in the Company's portfolio at December 31, 2001 are presented in the following table:

(Dollars In Thousands)

                               Year
    Construction                 Of     Type
      Commitment      Origination /     Of                                                               Disbursed
          Amount        Acquisition     Construction                 Property Location                     Balance
          ------        -----------     ------------                 -----------------                     -------
         $ 5,075               2000     Light Industrial             Fremont, California                   $ 3,007
         $ 5,000               2000     Apartments                   Roseville, California                 $ 3,956
         $ 4,436               2000     Speculative Residential      Monterey, California                  $ 2,931
         $ 4,000               2001     Speculative Residential      Rancho Mirage, California             $ 1,677
         $ 2,111               2001     Speculative Residential      Hillsborough, California              $ 1,381

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

         At December 31, 2001, land loans totaled $11.9 million, or 2.5% of gross loans held for investment. This compares to land loans totaling $16.3 million, or 3.8% of gross loans held for investment, at December 31, 2000.

         The five largest land loans in the Company's portfolio at December 31, 2001 are presented in the following table. These five loans constituted almost one-half of the Company's total portfolio of land loans, as measured by principal balance, at December 31, 2001.

(Dollars In Thousands)

                              Year                                                                   Original     Current
      Principal                 Of     Type                                                           Loan To     Loan To
        Balance      Origination /     Of                                                               Value       Value
    Outstanding        Acquisition     Land                          Property Location                  Ratio       Ratio
    -----------        -----------     ----                          -----------------                  -----       -----
        $ 1,500               2001     Residential Subdivision       Monterey, California                 50%         50%
        $ 1,320               2001     Residential Lots              Los Gatos, California                60%         60%
        $ 1,200               2000     Residential Lots              Morgan Hill, California              50%         50%
        $   929               1999     Residential Subdivision       Monterey, California                 60%         60%
        $   720               2001     Residential Subdivision       Monterey, California                 60%         60%

         The three land loans in the above table secured by real estate in Monterey are associated with various parcels within an upscale residential development. The Company has lent money secured by parcels, lots, and homes within this development for the past several years.

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

         Business Lending. The Company offers a wide variety of business loans, both in the form of lines of credit and amortizing term loans. The majority of the Company's business loans are collateralized by business assets. Such collateral is typically comprised of accounts receivable, inventory, or equipment. In addition, the Company obtains a deed of trust on real estate as additional collateral for certain business loans and generally pursues personal guarantees from principals of closely held businesses. Business lending is generally considered to involve a higher degree of risk than the financing of real estate, primarily because security interests in the collateral are more difficult to perfect and the collateral may be difficult to obtain or liquidate following an uncured default. Business loans typically offer relatively higher yields, short maturities, and variable interest rates. The availability of such loans enables existing and potential business depositors to establish a more complete financial relationship with the Company.

         The Company arranges courier service for the collection of deposits from business customers, and in 2002 plans to introduce Internet banking for businesses. For closely held businesses, the Company pursues a marketing objective of obtaining both the personal and commercial banking business from the principals. The Company believes that multiple benefits arise from establishing strong relationships with and thoroughly understanding customers. These benefits include the ability to offer more proactive and effective financial solutions and the opportunity to mitigate credit losses through the timely receipt of key information.

         The Company attempts to reduce the risk of loss associated with business lending by closely monitoring the financial condition and performance of its customers. Each business loan customer is assigned to a commercial banking relationship officer. The relationship officer is responsible for monitoring the financial condition of the borrower, developing solutions to the financial needs of the customer, facilitating the growth of the customer's business, and expanding the customer's overall business relationship with the Company. The Company hired several commercial banking relationship officers in 2001, and the Company's business strategy envisions business loans representing a greater percentage of total assets in the future.

         The Company also attempts to mitigate the risk inherent in business lending by having third parties review the credits on a periodic basis. In 2002, the Company plans to participate larger business loans with other community banks as a means of diversifying credit risk and remaining below the Bank's regulatory limit on loans to one borrower. The Company also intends to seek similar participations from other California community banks.

         At December 31, 2001, the Company had business term loans totaling $3.2 million and drawn balances against business lines of credit totaling $5.7 million. In the aggregate, business loans comprised 1.8% of gross loans held for investment at December 31, 2001. In comparison, the Company had a total of $3.1 million in business loans outstanding at December 31, 2000.

         The five largest business loans in the Company's portfolio at December 31, 2001 are presented in the following table:

(Dollars In Thousands)

         Line Of               Year
          Credit                 Of     Type
      Commitment      Origination /     Of                                                             Outstanding
          Amount        Acquisition     Business                        Business Location                  Balance
          ------        -----------     --------                        -----------------                  -------
         $ 2,000               2001     Semiconductor Equipment         Scotts Valley, California           $  400
         $ 1,500               2001     Packaging Materials             Soquel, California                  $  460
         $ 1,000               2001     Law Firm                        Los Angeles, California             $  325
         $ 1,000               2001     Industrial Gases                Watsonville, California             $  574
         $   600               2001     Fiber Optic Services            Santa Cruz, California              $  564

         All of the above business loans are associated with firms in the Company's primary market area with the exception of the loan to the law firm, which resulted from a longstanding relationship between the principals and Management.

         Loan Approval Procedures And Authority. The Board of Directors has ultimate responsibility for the lending activity of the Company and establishes the lending policies of the Company, including the appraisal policy and credit approval authorities. The Board of Directors also approves all appraisers used by the Company. As of December 31, 2001, the Board of Directors has authorized the following loan approval authorities:

         Real Estate Loans
         -----------------

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

         (6) Loans in excess of $2,000,000 require the approval of the Board of Directors Loan Committee.

         Non-Real Estate Loans
         ---------------------

         (1) Overdraft lines of credit of up to $1,500 require the approval of the underwriting / processing manager or the real estate loan administrator.

         (2) Loans up to $500,000 require the approval of the Chief Executive Officer / President, Chief Loan Officer, or Director of Commercial Banking.

         (3) Loans in excess of $500,000 require the approval of the Board of Directors Loan Committee.

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

                                                                        At December 31,
                              -----------------------------------------------------------------------------------------------------
                                     2001                2000                 1999                 1998                 1997
                              ----------------    -----------------    -----------------    -----------------    ------------------
                               Amount      %       Amount       %       Amount       %       Amount       %       Amount        %
                              --------   -----    --------    -----    --------    -----    --------    -----    --------     -----
                                                                     (Dollars In Thousands)
Loans secured by real estate
----------------------------
Residential one to four
  unit                        $204,829    42.2%   $160,155     37.8%   $168,465     43.4%   $181,771     55.8%   $201,562      70.2%
Multifamily five or more
units                          103,854    21.4%     76,727     18.1%     42,173     10.9%     33,340     10.2%     23,355       8.1%
Commercial and industrial      109,988    22.7%    102,322     24.1%     72,344     18.6%     39,997     12.3%     20,159       7.0%
Construction                    38,522     7.9%     59,052     13.9%     79,034     20.3%     51,624     15.9%     35,150      12.3%
Land                            11,924     2.5%     16,310      3.9%     13,930      3.6%      7,774      2.4%      1,869       0.7%
                              --------   -----    --------    -----    --------    -----    --------    -----    --------     -----
Sub-total loans secured by
     real estate               469,117    96.7%    414,566     97.8%    375,946     96.8%    314,506     96.6%    282,095      98.3%
                              --------   -----    --------    -----    --------    -----    --------    -----    --------     -----

Other loans
-----------
Home equity lines of
credit                           6,608     1.4%      5,631      1.3%      3,968      1.0%      3,262      1.0%      3,142       1.1%
Other consumer loans               372     0.1%        669      0.2%        587      0.2%        658      0.2%        598       0.2%
Business term loans              3,163     0.6%      1,641      0.4%      6,670      1.7%      6,679      2.0%        943       0.3%
Business lines of credit         5,680     1.2%      1,438      0.3%      1,027      0.3%        595      0.2%        270       0.1%
                              --------   -----    --------    -----    --------    -----    --------    -----    --------     -----
Sub-total other loans           15,823     3.3%      9,379      2.2%     12,252      3.2%     11,193      3.4%      4,953       1.7%
                              --------   -----    --------    -----    --------    -----    --------    -----    --------     -----

Total gross loans              484,940   100.0%    423,945    100.0%    388,198    100.0%    325,699    100.0%    287,048     100.0%
                              --------   -----    --------    -----    --------    -----    --------    -----    --------     -----

(Less) / Plus
-------------
Undisbursed loan funds         (12,621)            (26,580)             (23,863)             (24,201)             (21,442)
Unamortized premiums &
     Discounts                     435                  21                  134                  491                  556
Deferred loan fees, net           (202)               (202)                (281)                (434)                (742)
Allowance for loan losses       (6,665)             (5,364)              (3,502)              (2,780)              (1,669)
                              --------            --------             --------             --------             --------

Total loans held for
     investment, net          $465,887            $391,820             $360,686             $298,775             $263,751
                              ========            ========             ========             ========             ========

         Loan Maturity Profile. The following table shows the contractual maturities of the Company's gross loans held for investment at December 31, 2001.

                                                           At December 31, 2001
                                              -----------------------------------------
                                                             2003       2007      Total
                                                          Through        And      Gross
                                                  2002       2006 Thereafter      Loans
                                              --------   --------   --------   --------
                                                        (Dollars In Thousands)
Residential one to four unit                  $     --   $    399   $204,430   $204,829
Multifamily five or more units                      19        203    103,632    103,854
Commercial and industrial real estate              354      5,118    104,516    109,988
Construction                                    35,701      2,821         --     38,522
Land                                             2,754      9,170         --     11,924
Home equity lines of credit                         --        132      6,476      6,608
Other consumer loans                               223         --        149        372
Business term loans                                175      2,676        312      3,163
Business lines of credit                         3,011      2,669         --      5,680
                                              --------   --------   --------   --------
Total                                         $ 42,237   $ 23,188   $419,515   $484,940
                                              ========   ========   ========   ========

         The following table presents the Company's gross loans held for investment at December 31, 2001, segregating those with fixed versus adjustable interest rates and also isolating those loans with contractual maturities less than or equal to and greater than one year.

                                                      Matures In 2002       Matures After 2002            Total Gross Loans
                                                   --------------------    --------------------    --------------------------------
                                                     Fixed    Adjustable    Fixed     Adjustable    Fixed     Adjustable     All
                                                     -----    ----------    -----     ----------    -----     ----------     ---
                                                                                (Dollars In Thousands)
Residential one to four unit                       $     --    $     --    $ 15,215    $189,614    $ 15,215    $189,614    $204,829
Multifamily five or more units                           19          --         871     102,964         890     102,964     103,854
Commercial and industrial real estate                    --         354       2,013     107,621       2,013     107,975     109,988
Construction                                          3,680      32,021          --       2,821       3,680      34,842      38,522
Land                                                     --       2,754          --       9,170          --      11,924      11,924
Home equity lines of credit                              --          --          --       6,608          --       6,608       6,608
Other consumer loans                                    223          --         149          --         372          --         372
Business term loans                                      85          90          89       2,899         174       2,989       3,163
Business lines of credit                                 --       3,011          --       2,669          --       5,680       5,680
                                                   --------    --------    --------    --------    --------    --------    --------
Total                                              $  4,007    $ 38,230    $ 18,337    $424,366    $ 22,344    $462,596    $484,940
                                                   ========    ========    ========    ========    ========    ========    ========

Percent of gross loans outstanding                      0.8%        7.9%        3.8%       87.5%        4.6%       95.4%      100.0%

         Loan Commitments. At December 31, 2001, the Company had $24.4 million in outstanding commitments to originate loans and lines of credit, not all of which were rate locked at that time. These commitments had expiration dates or other termination clauses. Because customers do not always accept loan commitments (e.g. perhaps as a result of applying to more than one lender), the Company anticipates future cash requirements associated with these commitments to be less than the $24.4 million total.

         At December 31, 2001, the Company had made available various business, personal, and residential lines of credit totaling $25.8 million, of which the undisbursed portion was $13.5 million. Of this $13.5 million, $7.9 million was associated with business lines of credit, $5.2 million was associated with home equity lines of credit, and $0.4 million was associated with consumer overdraft lines of credit. The Company's business lines of credit are generally extended for terms of one year, although the Company does provide two to three year line of credit facilities in certain cases based upon the customer's business need and available collateral. The Company's home equity lines of credit generally revolve for ten years, and then amortize over the following fifteen years. For additional information regarding the Company's loan commitments, please refer to
Note 15 to the Consolidated Financial Statements.

         Originations, Purchases, And Sales Of Loans. The Company's mortgage lending activities are conducted primarily through Bank employees in its eight full service branch offices and its Los Angeles loan production office
(commencing in February 2002), and approximately 60 wholesale loan brokers who deliver completed loan applications to the Company. In addition, the Company has developed correspondent relationships with a number of financial institutions to facilitate the origination and sale of real estate loans on a participation basis. Loans presented to the Company for purchase or participation are generally underwritten substantially in accordance with the Company's established lending standards, which consider the financial condition and credit worthiness of the borrower, the location of the underlying property, and the cash flow and appraised value of the property, among other factors.

         The Company plans to continue actively purchasing individual loans, loan pools, and loan participations in 2002 as a means of utilizing the Bank's strong regulatory capital position and supporting the more rapid transformation of the Company's balance sheet into that more consistent with a California community commercial bank. The Company anticipates that a majority of loan purchases and loan participations in 2002 will be associated with loans collateralized by income property.

         Depending on its asset / liability strategy, the Company originates one to four family residential loans for sale in the secondary market. Loan sales are dependent on the level of loan originations and the relative customer demand for mortgage loans, which is affected by the current and expected future level of interest rates. During the years ended December 31, 2001 and 2000, the Company sold $11.5 million and $2.7 million, respectively, of longer term, fixed rate residential loans. The Company generally sells its fixed rate residential loans on a servicing released basis in order to take advantage of comparatively attractive servicing premiums being offered in the secondary market. While the level and timing of any future loan sales will depend upon market opportunities and prevailing interest rates, the Company anticipates selling the vast majority of its long term, fixed rate residential loan production in 2002 on a servicing released basis into the secondary market in conjunction with its asset / liability management program and in order to continue shifting its loan mix away from the historical concentration in residential mortgages.

         From time to time, depending on its asset / liability and capital management strategies, the Company converts a portion of its mortgages into readily marketable mortgage backed securities, which can also be utilized in collateralized borrowings such as securities sold under agreements to repurchase. The Company's last such securitization occurred in 1998. Securitization is undertaken primarily to provide greater liquidity for the assets and thereby augment the Company's ability to manage its interest rate risk profile and cash flows. The Company may conduct future securitizations and / or the sale of hybrid or adjustable rate residential mortgages, depending upon its asset / liability and capital management strategies, in the future.

         Loan Servicing. The Company services its own loans as well as loans owned by others. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, holding escrow funds for the payment of real estate taxes and insurance premiums, contacting delinquent borrowers, and supervising foreclosures and property dispositions in the event of unremedied defaults. Loan servicing income includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. At December 31, 2001, the Company was servicing $42.6 million of loans for others.

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

         Non-accrual, Delinquent, And Restructured Loans. Management generally places loans on non-accrual status when they become 90 days past due, unless they are well secured and in the process of collection. Management also places loans on non-accrual status when they are less than 90 days delinquent when there is concern about the collection of the debt in accordance with the terms of the loan agreement. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed from income. Loans are charged off when management determines that collection has become unlikely. Restructured loans are those where the Company has granted a concession on the interest paid, principal owed, or the original repayment terms due to financial difficulties of the borrower or because of issues with the collateral securing the loan.

         Delinquent Loan Procedures. Specific delinquency procedures vary depending on the loan type and period of delinquency. However, the Company's policies generally provide that loans be reviewed at least monthly for delinquencies, and that if a borrower fails to make a required payment when due, the Company institutes internal collection procedures. For mortgage loans, written late charge notices are mailed no later than the 15th day of delinquency. At 25 days past due, the borrower is contacted by telephone and the Company makes a verbal request for payment. At 30 days past due, the Company begins tracking the loan as a delinquency, and at 45 days past due a notice of intent to foreclose is mailed. When contact is made with the borrower prior to foreclosure, the Company generally attempts to obtain full payment or develop a repayment schedule with the borrower to avoid foreclosure.

         For business loans, the account relationship officer generally contacts the borrower within ten days of a delinquency. If the borrower is unable or unwilling to make contracted payments, the Company initiates collection efforts that vary by the type of business loan and the nature of the collateral. If the business loan is real estate secured, the Company follows collection procedures similar to those described above for mortgage loans. If the business loan is secured by inventory, equipment, or other non-real estate collateral, the Company pursues acquisition and liquidation of the pledged collateral. If the business loan has a personal guarantee, the Company will contact the guarantor to honor the guarantee and make the contractual loan payments. The Company may also proceed with various forms of legal action to enforce collection of delinquent business loans.

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

         The following table presents information regarding non-performing assets at the dates indicated.

                                                                                               At December 31,
                                                                         ----------------------------------------------------------
                                                                          2001         2000         1999         1998        1997
                                                                         ------       ------       ------       ------       ------
                                                                                          (Dollars In Thousands)
Outstanding Balances Before Valuation Reserves
----------------------------------------------
Non-accrual loans                                                        $2,252       $4,666       $6,888       $1,478       $1,598
Loans 90 or more days delinquent and accruing interest                       --           --           --           --           --
Restructured loans in compliance with modified terms                         --           75        1,294        1,437          448
                                                                         ------       ------       ------       ------       ------

Total gross non-performing loans                                          2,252        4,741        8,182        2,915        2,046

Investment in foreclosed real estate before valuation reserves               --           --           96          322          326
Repossessed consumer assets                                                  --           --           --           --           --
                                                                         ------       ------       ------       ------       ------

Total gross non-performing assets                                        $2,252       $4,741       $8,278       $3,237       $2,372
                                                                         ======       ======       ======       ======       ======

Gross non-performing loans to total loans                                 0.48%        1.19%        2.25%        0.96%        0.77%
Gross non-performing assets to total assets                               0.42%        0.98%        1.79%        0.71%        0.58%
Allowance for loan losses                                                $6,665       $5,364       $3,502       $2,780       $1,669
Allowance for loan losses / non-performing loans                        295.96%      113.14%       42.80%       95.37%       81.57%
Valuation allowances for foreclosed real estate                          $   --       $   --       $   --       $   41       $    5

         The decrease in non-accrual loans during 2001 was primarily due to the repayment in full of two comparatively large non-accrual loans in April 2001, one of which was a $2.85 million commercial construction loan for which the Company had established a $600 thousand specific reserve at December 31, 2000. This specific reserve was recaptured upon the collection in full of the associated loan.

         The following table presents information concerning loans 60 to 89 days delinquent at the dates indicated.

                                               Loans On Accrual Status And Delinquent 60 - 89 Days At December 31,
                                         --------------------------------------------------------------------------------
                                                  2001                        2000                        1999
                                         ------------------------    ------------------------    ------------------------
                                             Number                       Number                      Number
(Dollars In Thousands)                           Of    Principal              Of   Principal              Of   Principal
                                              Loans      Balance           Loans     Balance           Loans     Balance
                                              -----      -------           -----     -------           -----     -------
Residential one to four unit                      1        $ 154               4       $ 857               2       $ 285
Other consumer loans                              2            2              --          --              --          --
                                                ---        -----             ---       -----             ---       -----
Total                                             3        $ 156               4       $ 857               2       $ 285
                                                ===        =====             ===       =====             ===       =====

60 - 89 day delinquent loans to gross
     loans net of undisbursed loan
     funds and unamortized yield adjustments                0.03%                       0.22%                       0.08%

         The following table presents information regarding non-accrual loans at the dates indicated.

                                                           Loans On Non-accrual Status At December 31,
                                         --------------------------------------------------------------------------------
                                                  2001                        2000                        1999
                                         ------------------------    ------------------------    ------------------------
(Dollars In Thousands)                       Number                       Number                      Number
                                                 Of    Principal              Of   Principal              Of   Principal
                                              Loans      Balance           Loans     Balance           Loans     Balance
                                              -----      -------           -----     -------           -----     -------
Residential one to four unit                      3      $ 1,372               2      $  603               4      $  543
Commercial and industrial real estate             1          851               2       1,133               2       1,146
Commercial construction                          --           --               1       2,852              --          --
Consumer lines of credit                          1            1
Business term loans                               2           28               3          78               1       5,000
Business lines of credit                         --           --              --          --               2         199
                                                ---        -----             ---       -----             ---       -----
Total                                             7      $ 2,252               8     $ 4,666               9     $ 6,888
                                                ===        =====             ===       =====             ===       =====

Non-accrual loans to gross loans
     net of undisbursed loan funds
     and unamortized yield adjustments                     0.48%                       1.17%                       1.89%

         Interest income foregone on non-accrual loans outstanding at year-end totaled $46 thousand, $110 thousand, and $109 thousand for the years ended December 31, 2001, 2000, and 1999, respectively. At December 31, 2001, the Company had no commitments to extend additional funds to loans on non-accrual status.

         During early 2002, the Company was in the process of foreclosing upon the two of the three non-accrual residential mortgages in the above table. The borrower associated with the third non-accrual residential mortgage is a chronic delinquent. In addition, the borrower for the $851 thousand commercial real estate loan on non-accrual status at December 31, 2001 reinstated the loan in early 2002.

         The following table presents information concerning restructured loans that were on accrual status at the dates indicated.

                                               Troubled Debt Restructured Loans On Accrual Status At December 31,
                                         --------------------------------------------------------------------------------
                                                  2001                        2000                        1999
                                         ------------------------    ------------------------    ------------------------
                                             Number                       Number                      Number
(Dollars In Thousands)                           Of    Principal              Of   Principal              Of   Principal
                                              Loans      Balance           Loans     Balance           Loans     Balance
                                              -----      -------           -----     -------           -----     -------
Residential one to four unit                     --        $  --               1       $  75               8     $ 1,294
                                                 --        -----               -       -----               -     -------

Total                                            --        $  --               1       $  75               8     $ 1,294
                                                 ==        =====               =       =====               =     =======

Weighted average interest rate                                --                       8.95%                       7.60%
                                                              ==                       =====                       =====

         Criticized And Classified Assets. To measure the quality of assets, the Company has established internal asset classification guidelines as part of its credit monitoring system for identifying and reporting current and potential problem assets. Under these guidelines, both asset specific and general portfolio valuation allowances are established.

         The Company currently classifies problem and potential problem assets into one of four categories, presented below in order of increasing severity.

Category                   Definition
-------------------        -----------------------------------------------------

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

         The Company's methodology for calculating the allowance for loan losses includes higher formula allowance factors for criticized and classified loans than for loans not adversely graded ("Pass loans"). The formula allowance factor for a given type of loan (e.g. commercial & industrial real estate loans) is progressively higher for loans graded Special Mention, Substandard, and Doubtful. These amounts represent loss allowances which have been established to recognize the inherent risk associated with these lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. Judgments regarding the adequacy of valuation allowances are based on continual evaluation of the nature, volume and quality of the loan portfolio, collateral assets, borrower financial status, and current economic conditions that may affect the recoverability of recorded amounts. Assets classified as a loss require either a specific valuation allowance equal to 100% of the amount classified or a charge-off of such amount.

         The following table presents the Company's criticized and classified assets at the dates indicated:

                                                                                                    At December 31,
                                                                                      ---------------------------------------------
Outstanding Balances Before Specific Valuation Allowances                                2001              2000             1999
                                                                                      ---------         ---------         ---------
                                                                                                 (Dollars In Thousands)
Criticized Assets
-----------------

Special mention                                                                       $   6,207         $   2,283         $   7,940
                                                                                      =========         =========         =========

Classified Assets
-----------------

Substandard loans                                                                     $   5,098         $   6,923         $   8,678
Real estate acquired via foreclosure                                                         --                --                96
                                                                                      ---------         ---------         ---------

Total classified assets                                                               $   5,098         $   6,923         $   8,774
                                                                                      =========         =========         =========

Classified assets to total loans plus other real estate owned (1)                          1.08%             1.74%             2.41%
Classified assets to total assets                                                          0.95%             1.42%             1.90%
Classified assets to shareholders' equity                                                 10.16%            15.79%            21.50%
Allowance for loan losses to total classified assets                                     130.74%            77.48%            39.91%

------------
(1)      Total loans  equals total gross loans less  undisbursed  loan funds and
         (less) or plus unamortized yield adjustments. Other real estate owned is included on a gross basis before any valuation allowances.

         Substandard assets at December 31, 2001 included a $2.3 million "mini-perm" mortgage loan participation maturing in 2004 secured by a beach resort in the Company's primary business area. The resort has experienced lower occupancy than forecast, contributing to a reduced cash flow and inadequate debt service coverage. The borrowers have been thirty to sixty days delinquent during late 2001 and early 2002. In early 2002, the Company learned that a sale of some or all of the subject property was being pursued. The Company cannot, however, predict whether the property will be sold and at what price. The loan agreement contains a due on sale clause that the Company intends to enforce in the event of a sale.

         Substandard loans at December 31, 2001 also included an $851 thousand commercial real estate loan in the Company's primary market area that was reinstated in early 2002, and an $845 thousand residential mortgage secured by a home in the East Bay section of the San Francisco Bay Area.

         Special Mention loans at December 31, 2001 included two multifamily loans with an aggregate principal balance of $2.7 million and three commercial real estate loans with an aggregate balance of $2.5 million, including one motel loan with a principal balance of $1.3 million. These three commercial real estate loans were all secured by real properties in the Company's primary market area.

         A savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which can require the establishment of additional general or specific loss allowances. The OTS, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on allowances for loan and lease losses that provides guidance in determining the adequacy of general valuation guidelines. The policy statement recommends that savings institutions establish effective systems and controls to identify, monitor, and address asset quality problems, analyze significant factors that affect the collectibility of assets, and establish prudent allowance evaluation processes. Management believes that the Company's allowance for loan losses is adequate given the composition and risks of the loan portfolio. However, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary. In addition, there can be no assurance that at some time in the future the OTS, in reviewing the Company's loan portfolio, will not request the Company to increase its allowance for loan losses, thus negatively impacting the Company's results of operations for that time period.

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

         At December 31, 2001, the Company had impaired loans totaling $2.3 million, which had no related specific reserves. At December 31, 2000, the Company had impaired loans of $5.3 million, with related specific reserves of $600 thousand. Additional information concerning impaired loans is presented below and in Note 5 to the Consolidated Financial Statements.

                                                                             2001            2000            1999
                                                                             ----            ----            ----
                                                                                     (Dollars In Thousands)
Average investment in impaired loans for the year                         $ 2,304         $ 7,790         $ 2,511

Interest recognized on impaired loans at December 31                      $   146         $   461         $   590

Interest not recognized on impaired loans at December 31                  $    46         $   110         $   109

         The decrease in the average investment in impaired loans in 2001 versus 2000 primarily resulted from a $5.0 million business term loan originated by MBBC that was identified as impaired in the fourth quarter of 1999 and paid off in full in December, 2000.

         Other than those loans already categorized as non-performing or classified at December 31, 2001, the Company has not identified any other potential problem loans, which would result in those loans being included as non-performing or classified loans at a future date, with the exception of two business term loans totaling $371 thousand extended to corporate entities associated with an individual that declared bankruptcy in the first quarter of 2002. In addition, in early 2002, the Company became aware of the transfer of title of a motel serving as collateral for a $2.4 million commercial real estate loan, in violation of the Company's due on sale clause in its loan documents. The motel is in the Company's primary market area. The Company was successful in collecting in full on this loan in the first quarter of 2002.

         The Company had no loans outstanding to foreign entities at December 31, 2001.

         Special Residential Loan Pool. During 1998, the Bank purchased a $40.0 million residential mortgage pool comprised of loans secured by homes throughout the nation (but with a concentration in California) that presented a borrower credit profile and / or a loan to value ratio outside of (less favorable than) the Bank's normal underwriting criteria. To mitigate its credit risk for this portfolio, the Bank obtained at purchase a scheduled principal / scheduled interest loan servicing agreement from the seller. Further, this agreement also contains a guaranty by the seller to absorb any principal losses on the portfolio in exchange for the seller's retention of a portion of the loans' yield through loan servicing fees. In obtaining these credit enhancements, the Bank functionally aggregated the credit risk for this loan pool into a single borrower credit risk to the seller / servicer of the loans. The Bank was subsequently informed by the OTS that structuring the purchase in this manner made the transaction an "extension of credit" by the Bank to the seller / servicer, which, by virtue of its size, violated the OTS' "Loans To One Borrower" regulation. See "Regulation And Supervision - Loans To One Borrower Limitation" and Note 14 to the Consolidated Financial Statements. The Bank continues to report to the OTS in this regard on a monthly basis.

         At December 31, 2001, the outstanding principal balance of the Special Residential Loan Pool was $5.6 million. In comparison, the outstanding principal balance of the Special Residential Loan Pool was $16.5 million at December 31, 2000. Following the February 20, 2002 regular monthly remittance, the outstanding balance of the Special Residential Loan Pool declined to $4.75 million. All of the loans within the Special Residential Loan Pool are adjustable rate mortgages.

         While the seller / servicer met all its contractual obligations through the February 20, 2002 regularly scheduled reporting and remittance date, the Company has allocated certain loan loss reserves due to concerns regarding the potential losses by the seller / servicer in honoring the guaranty, the present delinquency profile of the Special Residential Loan Pool, and the differential between loan principal balances and current appraisals for foreclosed loans and loans in the process of foreclosure.

         Because the seller / servicer provides scheduled principal and interest payments regardless of the actual payment performance of the loans and because the seller / servicer is required to absorb all losses on the disposition of associated foreclosed real estate, the Company reports all loans within the Special Residential Loan Pool as performing.

         At December 31, 2001, the Special Residential Loan Pool was comprised of 52 residential mortgages, the largest of which had a principal balance of $278 thousand. The homes securing the Special Residential Loan Pool at December 31, 2001 were concentrated in California, followed by Utah, Oregon, and Michigan. The weighted average gross interest rate on the Special Residential Loan Pool at December 31, 2001 was 9.95%. The differential between the interest rates on the loans and available refinance rates contributed to the significant prepayments during 2001.

         At December 31, 2001, the Special Residential Loan Pool included four loans where the underlying collateral had been foreclosed. The aggregate principal balance of these four loans was $392 thousand, with the largest such loan having a principal balance of $115 thousand.

         Management believes additional prepayments are likely to occur in 2002. However, management also believes that there will be some loans that will not refinance in the next year due to a lack of available financing for less creditworthy borrowers or because of borrower inaction. In 2002, the Company may therefore be particularly dependent upon the financial strength and continued performance of the seller / servicer, as the remaining portfolio is expected to be comprised of relatively less creditworthy loans while at the same time having a smaller remaining total principal balance and thereby providing less periodic cash flow to the seller / servicer via the retained servicing spread.

         The Company monitors the financial performance and condition of the seller / servicer on a monthly basis. The earnings and capital of the seller / servicer experienced favorable results during 2001, supported by the strong mortgage refinance market. In addition, the Company regularly analyzes the payment performance and credit profile of the remaining outstanding loans.

         In conjunction with this Special Residential Loan Pool, during the first quarter of 2000, the Bank received a letter from the OTS mandating that:

1. all loans associated with the Special Residential Loan Pool would be required to be assigned to the 100% risk based capital category in calculating regulatory capital ratios that incorporate risk weighted assets

2. the Bank's regulatory capital position at December 31, 1999 and thereafter must reflect the above requirement

3. until further notice, the Bank's regulatory capital ratios were required to be maintained at levels no lower than the levels at December 31, 1999

The Bank continually complied with the above requirements through December 31, 2001. In early 2002, the Bank received a letter from the OTS notifying the Bank that the institution specific regulatory capital requirements imposed in early 2000, as described above in point number three, were eliminated.

         Allowance For Loan Losses. The allowance for loan losses is established through a provision for loan losses based on Management's evaluation of the risks inherent in the Company's loan portfolio, including unused commitments to provide financing. The allowance for loan losses is increased by provisions charged against earnings and reduced by net loan charge-offs. Loans are charged-off when they are deemed to be uncollectible; recoveries are generally recorded only when cash payments are received.

         The allowance for loan losses is maintained at an amount management considers adequate to cover losses in loans receivable that are deemed probable and estimable. The allowance is based upon a number of factors, including, but not limited to, asset classifications, the size and mix of the loan portfolio, economic trends and conditions, industry experience and trends, industry and geographic concentrations, estimated collateral values, management's assessment of the credit risk inherent in the portfolio, historical loan loss experience, changes in non-performing and past due loans, and the Company's underwriting policies. While Management uses the best information available to make these estimates, future adjustments to allowances may be necessary due to economic, operating, regulatory, and other conditions that may be beyond the Company's control or ability to foresee.

         The allowance for loan losses is comprised of three primary types of allowances:

         1. Formula Allowance

         Formula allowances are based upon loan loss factors that reflect management's estimate of the inherent loss in various segments of or pools within the loan portfolio. The loss factor is multiplied by the portfolio segment (e.g. multifamily permanent mortgages) balance (or credit commitment, as applicable) to derive the formula allowance amount. The loss factors are updated periodically by the Company to reflect current information that has an effect on the amount of loss inherent in each segment. The formula allowance at December 31, 2001 was $6.0 million, compared to $4.0 million at December 31, 2000.

         2. Specific Allowance

         Specific allowances are established in cases where management has identified significant conditions or circumstances related to an individually impaired credit. In other words, these allowances are specific to the loss inherent in a particular loan. The amount for a specific allowance is calculated in accordance with SFAS No. 114, "Accounting By Creditors For Impairment Of A Loan". The Company had no specific allowance at December 31, 2001 and had $600 thousand in specific allowance at December 31, 2000.

         3. Unallocated Allowance

         The Company maintains an unallocated loan loss allowance that is based upon management's evaluation of conditions that are not directly measured in the determination of the formula and specific allowances. The evaluation of inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or historical performance of loan portfolio segments. At December 31, 2001, the Company had $668 thousand in unallocated allowance, compared to $739 thousand at December 31, 2000. The conditions evaluated in connection with the unallocated allowance at December 31, 2001 included the following, which existed at the balance sheet date:

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

         The following table presents information concerning the Company's allowance for loan losses at the dates and for the years indicated.

(Dollars In Thousands)                                            2001        2000        1999         1998        1997
                                                             ---------   ---------   ---------    ---------   ---------
Period end loans outstanding (1)                             $ 473,265   $ 397,184   $ 364,188    $ 303,732   $ 265,934
Average loans outstanding (2)                                  432,020     379,823     339,036      259,358     250,370
Period end non-performing loans outstanding                      2,252       4,741       8,182        2,915       2,046

Allowance for loan losses

Balance, at beginning of year                                  $ 5,364     $ 3,502     $ 2,780      $ 1,669     $ 1,311

Charge-offs:
     Residential one to four unit real estate loans                 --        (371)       (113)          --         (20)
     Other consumer loans                                           (4)         --          --           --          (1)
     Business lines of credit                                      (95)         --          --           --          --
                                                             ---------   ---------   ---------    ---------   ---------

Total charge-offs                                                  (99)       (371)       (113)          --         (21)
                                                             ---------   ---------   ---------    ---------   ---------

Recoveries:
     Residential one to four unit real estate loans                 --          58          --            3           4
                                                             ---------   ---------   ---------    ---------   ---------

Total recoveries                                                    --          58          --            3           4
                                                             ---------   ---------   ---------    ---------   ---------

Net (charge-offs) recoveries                                       (99)       (313)       (113)           3         (17)
                                                             ---------   ---------   ---------    ---------   ---------

Provision charged to operations                                  1,400       2,175         835          692         375

Allowance acquired in conjunction with loan purchase                --          --          --          416          --
                                                             ---------   ---------   ---------    ---------   ---------

Balance, at end of year                                        $ 6,665     $ 5,364     $ 3,502      $ 2,780     $ 1,669
                                                               =======     =======     =======      =======     =======

Net charge-offs  (recoveries) to average loans outstanding (2)   0.02%       0.08%       0.03%           --       0.01%

Allowance as a percent of year end loans outstanding (1)         1.41%       1.35%       0.96%        0.92%       0.63%

Allowance as a percent of non-performing loans                 295.96%     113.14%      42.80%       95.37%      81.57%

---------------
(1) net of undisbursed loan funds, unamortized purchase premiums net of purchase discounts, and deferred loan fees and costs, net

(2) net of undisbursed loan funds, unamortized purchase premiums net of purchase discounts, deferred loan fees and costs, net, and allowances for loan losses

         The charge-offs recorded by the Company in 2001 for business lines of credit all stemmed from the Business Express program, which was terminated in 2001. The Business Express program targeted small and / or relatively new local businesses with lines of credit up to $25,000. These businesses were impacted by the recession in the second half of 2001, as they did not generally have the financial strength and number of years of operation that permit businesses to weather less robust economic environments.

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

                                                                        At December 31,
                             ------------------------------------------------------------------------------------------------------
                                   2001                 2000                 1999                1998                  1997
                             ------------------   ------------------   ------------------   -----------------   -------------------
                                           % Of                 % Of                 % Of                 % Of                 % Of
                                       Loans In             Loans In             Loans In             Loans In             Loans In
                                       Category             Category             Category             Category             Category
                                       To Gross             To Gross             To Gross             To Gross             To Gross
(Dollars In Thousands)         Amount  Loans(1)     Amount  Loans(1)    Amount   Loans(1)    Amount   Loans(1)    Amount   Loans(1)
                             --------  --------   --------  --------   --------  --------   --------  --------   --------  --------
Residential                  $  1,710      42.2%  $  1,143      37.8%  $    663      43.4%  $    925      56.1%  $    744      70.3%
Multifamily                       713      21.4%       470      18.1%       185      10.9%       277      10.2%       260       8.1%
Commercial real estate          2,374      22.7%     1,232      24.1%       918      18.6%       514      12.2%       226       7.0%
Construction                      525       7.9%     1,164      13.9%       960      20.3%       533      15.7%       209      12.2%
Land                              336       2.5%       400       3.9%       137       3.6%       101       2.4%        54       0.7%
Home equity lines of
  credit                           30       1.4%        32       1.3%        32       1.0%        34       1.0%        38       1.1%
Other consumer loans               11       0.1%        11       0.2%        15       0.2%        11       0.2%        19       0.2%
Business term loans               111       0.6%       148       0.4%       243       1.7%       190       2.0%        19       0.3%
Business lines of credit          187       1.2%        25       0.3%        83       0.3%        26       0.2%        19       0.1%
                             --------  --------   --------  --------   --------  --------   --------  --------   --------  --------
Total allocated                 5,997     100.0%     4,625     100.0%     3,236     100.0%     2,611     100.0%     1,588     100.0%
                                       ========             ========             ========             ========             ========
Unallocated                       668                  739                  266                  169                   81
                             --------             --------             --------             --------             --------
     Total                   $  6,665             $  5,364             $  3,502             $  2,780             $  1,669
                             ========             ========             ========             ========             ========
Other information
Gross loans outstanding
   held for investment       $484,940             $423,945             $388,198             $327,876             $287,562

----------------
(1)  Gross loans held for investment

         Over the past several years, the Company has increased its allowance for loan losses in conjunction with three key trends within the loan portfolio:

o The growth in the nominal size of the loan portfolio has led Management to increase the amount of the allowance.

o The greater diversification in the mix of the loan portfolio away from residential one to four unit permanent mortgages toward other types of lending, particularly income property loans, has led to higher nominal and relative allowance levels, as these newer types of lending typically present more risk than residential mortgages. This increased risk stems both from the nature of the lending and the greater individual credit amounts associated with income property loans.

o The increasing concentration of the portfolio in relatively less seasoned credits, because of the Company's growth rate in recent years, has also led Management to increase the level of the allowance, as less seasoned loans typically present greater risk than loans which have been performing for many years.

         The Company's loan portfolio at December 31, 2001 presented significant geographic concentration, consistent with the Company's focus of serving local individuals and businesses as a community commercial bank. The majority of the Company's loans outstanding at December 31, 2001 were secured by real estate located in the three counties that constitute the Company's primary market area:

o        Santa Cruz County
o        Monterey County
o        Santa Clara County

         This concentration provides certain benefits. For example, the Company becomes well known in its local area and therefore attracts more business. In addition, Management develops a more comprehensive knowledge of real estate values and business trends in markets where lending is regularly conducted. However, this concentration also presents certain risks. A natural disaster such as an earthquake centered in the Greater Monterey Bay Area would impact the Company more significantly than firms with loans geographically dispersed over a wider area. Another concentration risk is that a downturn in the economy or real estate values in the Greater Monterey Bay Area would disproportionately unfavorably impact the Company versus a State-wide or national lender. The geographic concentration of the Company's loans is an important factor that Management considers in determining appropriate levels of loan loss reserves.

         At December 31, 2001, the Company had outstanding less than $5.0 million in loans outside the State of California, with a majority of such loans associated with the Special Residential Loan Pool (see Note 14 to the Consolidated Financial Statements). The Company's strategic plan does not include substantial lending in 2002 outside the State of California. The Company does, however, intend to pursue the purchase of loans, particularly income property loans, throughout much of California during 2002, in addition to directly originating income property and construction loans through the new Los Angeles loan production office. Over time, the Company intends to reduce its real estate loan concentration in the three counties comprising its primary market area, somewhat offset by increased extensions of credit to businesses domiciled in the three counties.

         During 2001, among the changes implemented to the Company's loan loss reserve methodology were increases in the formula allowances for real estate loans secured by hotels / motels and for the Business Express portfolio. General allowance levels were increased for hotel / motel loans due to the increase in vacancies and reduction in average room rates caused by the national recession and the reduced volume of travel after the events of September 11, 2001. Loan reviews during late 2000 for hotel / motel loans and third party reports suggested a systemic reduction in net cash flows for the hospitality industry. Increased charge-off experience and the onset of the national recession led management to increase the formula allowance for Business Express loans during 2001. At December 31, 2001, the Company had $30.8 million in real estate loans outstanding secured by hotel / motel properties and $543 thousand of Business Express loans outstanding.

         During the first quarter of 2002, the Company intends to undertake a special credit review of its hotel / motel portfolio in order to identify borrowers that might be particularly adversely impacted by events and trends in that industry.

     The $668 thousand in unallocated allowance at December 31, 2001 reflected the Company's consideration of the following factors, as well as more general factors including the national recession, increased layoffs and unemployment, the weak equity markets, a significant California State budget deficit, and consumer and business reactions to the events of September 11, 2001:

o The adverse effects of a decline in tourism impacting the local economies in Santa Cruz and Monterey counties, with a concomitant impact upon net cash flows for local commercial enterprises, commercial real estate properties, and owner / operators of small businesses, which could be in the range of $100 thousand to $400 thousand.

o The adverse impacts of the weakening technology industry upon commercial real estate values. The Company's primary lending area is near the Silicon Valley area of the San Francisco Bay Area, which has been impacted by the slump in various technology and technology related businesses. This impact could be in the range of $100 thousand to $800 thousand.

         As subsequently discussed (see "Provision For Loan Losses"), the lower provision for loan losses recorded during 2001 versus 2000 resulted from multiple factors, including lower net charge-offs and the recapture of a $600 thousand specific reserve during the second quarter of 2001.

         Management anticipates that should the Company accomplish its strategic plan and be successful in:

o    generating further growth in loans receivable held for investment,
o emphasizing the origination and purchase of income property real estate loans,
o    continuing expansion of commercial business lending, and
o reducing the portfolio concentration in relatively lower risk residential mortgages,

future provisions will result and the ratio of the allowance for loan losses to loans outstanding will increase in a manner consistent with the Company's loan loss allowance methodology. Experience across the financial services industry indicates that commercial business and income property loans present greater risks than residential real estate loans, and therefore should be accompanied by suitably higher levels of reserves.

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

         Liquidity Maintenance. Federally chartered savings institutions have the authority to invest in various types of liquid assets, as defined in applicable regulations, including United States Treasury obligations, securities of or guaranteed by various federal agencies, certificates of deposit of insured banks and savings institutions, bankers' acceptances, repurchase agreements, and federal funds. Additionally, under OTS regulations, the Bank must maintain a safe and sound level of liquidity at all times. Management agrees that maintaining an adequate level of liquidity at all times is fundamental to effective guidance of a financial institution. Management believes that the Bank at all times in 2001 maintained a level of available liquidity considered to be adequate to meet foreseeable operational needs.

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

         The amortized cost and estimated fair value of securities are presented in the following tables. "PT" represents "pass-through" and "CMO" represents "collateralized mortgage obligation".

                                                                   December 31, 2001
                                          ---------------------------------------------------------------------
(Dollars In Thousands)                                                Gross             Gross        Estimated
                                                 Amortized       Unrealized        Unrealized             Fair
Available for sale                                    Cost            Gains            Losses            Value
------------------                                    ----            -----            ------            -----
   Variable rate corporate trust
      preferred securities                         $ 7,707            $  --           $  (407)         $ 7,300
   Fixed rate FHLMC PT's                             1,551               34                --            1,585
   Fixed rate FNMA PT's                                585               38                --              623
   Fixed rate GNMA PT's                                744               31                --              775
   Variable rate FNMA PT's                           4,629               62                --            4,691
   Fixed rate FHLMC balloons                         1,956               --                --            1,956
   Fixed rate CMO's:
      Agency issuance                               17,062               86                --           17,148
      Non Agency issuance                            3,831               35                --            3,866
                                                   -------            -----           -------          -------
                                                   $38,065            $ 286           $  (407)         $37,944
                                                   =======            =====           =======          =======

                                                                   December 31, 2000
                                          ---------------------------------------------------------------------
(Dollars In Thousands)                                                Gross             Gross        Estimated
                                                 Amortized       Unrealized        Unrealized             Fair
Available for sale                                    Cost            Gains            Losses            Value
------------------                                    ----            -----            ------            -----
   Variable rate corporate trust
      preferred securities                         $ 7,696            $  --          $  (336)         $ 7,360
   Fixed rate FHLMC PT's                             1,090               13                --            1,103
   Fixed rate FNMA PT's                              3,649               25               (2)            3,672
   Fixed rate GNMA PT's                              1,060               --              (11)            1,049
   Variable rate FNMA PT's                             571                5                --              576
   Fixed rate CMOs:
      Agency issuance                               19,095                5             (266)           18,834
      Non Agency issuance                           18,210                4             (498)           17,716
                                                   -------            -----           -------          -------

                                                   $51,371            $  52          $(1,113)          $50,310
                                                   =======            =====           =======          =======

                                                                   December 31, 1999
                                          ---------------------------------------------------------------------
(Dollars In Thousands)                                                Gross             Gross        Estimated
                                                 Amortized       Unrealized        Unrealized             Fair
Available for sale                                    Cost            Gains            Losses            Value
------------------                                    ----            -----            ------            -----
   Variable rate corporate trust
      preferred securities                         $11,456            $  50          $   (43)          $11,463
   Fixed rate FHLMC PT's                             1,930               --              (36)            1,894
   Fixed rate FNMA PT's                             24,371               95             (375)           24,091
   Fixed rate GNMA PT's                              4,531               --              (96)            4,435
   Variable rate FNMA PT's                             761               --               (4)              757
   Fixed rate CMO's:
      Agency issuance                               11,152               --             (974)           10,178
      Non Agency issuance                           16,965               --             (604)           16,361
                                                   -------            -----          --------          -------

                                                   $71,166            $ 145          $(2,132)          $69,179
                                                   =======            =====          ========          =======

Held to maturity
----------------
Fixed rate FNMA balloons                           $    60            $  --          $    --           $    60
                                                   =======            =====          ========          =======

         At December 31, 2001, the Company's investment in corporate trust preferred securities was entirely composed of variable rate securities which reprice every three months based upon a margin over the three month LIBOR rate. These corporate trust preferred securities were all rated "A-" or better by Standard & Poors ratings agency at December 31, 2001.

         Over the past two years, the Company has restructured its security portfolio in pursuing the following objectives:

o generating a steady stream of cash flows to provide liquidity in support of the expanding loan portfolio

o increasing the interest rate sensitivity of the portfolio in conjunction with the Company's asset / liability management program

o maintaining sufficient US Agency CMO's to provide collateral for various types of secured deposits, primarily funds placed with the Bank by the State of California under its time deposit program

o increasing the investment in CMO's versus PT's in order to better tailor the portfolio's cash flows to the projected liquidity needs of the Company

o classifying all securities as available for sale in order to provide additional flexibility in balance sheet management

o reducing the size of the security portfolio relative to total assets in order to allocate a greater percentage of the balance sheet to loans in conformity with the Company's strategic plan

         The following table presents certain information regarding the amortized cost, estimated fair value, weighted average yields, and contractual maturities of the Company's securities as of December 31, 2001. Actual maturities may differ from contractual maturities due to principal prepayments, priority of principal allocation within collateralized mortgage obligations, or rights of issuers to call obligations prior to maturity.

                                                                     At December 31, 2001
                                           --------------------------------------------------------------------------
(Dollars In Thousands)                                             2003           2007           2012
                                                                Through        Through            And
Available for sale securities                       2002           2006           2011     Thereafter          Total
-----------------------------                       ----           ----           ----     ----------          -----
   Variable rate corporate trust
      preferred securities                         $  --         $   --         $   --       $  7,707        $ 7,707
   Fixed rate FHLMC PT's                              --             --             --          1,551          1,551
   Fixed rate FNMA PT's                               --             --             --            585            585
   Fixed rate GNMA PT's                               --             --            601            143            744
   Variable rate FNMA PT's                            --             --             --          4,629          4,629
   Fixed rate FHLMC balloons                          --             --          1,956             --          1,956
   Fixed rate CMO's:
      Agency issuance                                 --            900             --         16,162         17,062
      Non Agency issuance                             --             --             --          3,831          3,831
                                                   -----         ------        -------       --------        -------
Total amortized cost                               $  --         $  900        $ 2,557       $ 34,608        $38,065
                                                   =====         ======        =======       ========        =======

Estimated fair value                               $  --         $  907        $ 2,582       $ 34,455        $37,944
                                                   =====         ======        =======       ========        =======

Weighted average yield (1)                            --          5.90%          5.28%          4.56%          4.64%

----------
(1) Weighted average yield is calculated based upon estimated fair value.

     The Company maintained no tax-preferenced securities at December 31, 2001. At December 31, 2001, the Company did not own debt securities issued by any one issuer other than US Agencies that exceeded ten percent of stockholders' equity. For additional information regarding the Company's securities, please refer to Notes 3 and 4 to the Consolidated Financial Statements.

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

         Deposits. The Company offers a variety of deposit accounts with a range of interest rates, features, and terms. The Company's deposits consist of demand deposit and NOW checking accounts, savings accounts, money market accounts, and certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, events in the capital markets, money supply, prevailing interest rates, and competition. The Company's deposits are obtained predominantly from the areas in which its full service branch offices are located. The Company relies primarily on customer service and long standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions and mutual funds significantly affect the Company's ability to attract and retain deposits. While the Bank is currently eligible to accept brokered deposits, it has not done so. The Bank participates in the State of California Time Deposit Program, whereby the State places certificates of deposit with banks as a means of encouraging lending back into California's communities. Management regularly monitors the Company's certificate accounts and historically the Company has retained a large portion of such accounts upon maturity.

         The Company's strategic plan incorporates increasing the percentage of deposits represented by transaction accounts. Management believes that transaction accounts present the opportunity to strengthen customer relationships, build franchise value, generate fee income, and lower the Company's relative cost of funds. In addition, an expansion in transaction accounts supports the Company's asset / liability management program, as transaction accounts are generally less interest rate sensitive than most alternative sources of funding.

         In recent years, the Company has offered a series of money market deposit accounts specifically designed for certain target markets. Customers wishing to avoid account maintenance fees and maintain low minimum balances are marketed the Company's Easy Access money market account. Customers planning to maintain particularly high average balances are marketed the Company's highly tiered and more aggressively priced Money Market Plus account. Customers in between these two profiles are marketed the competitively priced Lighthouse money market account. All three of these money market products offer check writing, 24 hour bilingual telephone banking, Internet banking, ATM access, bank by mail, and in-branch service. As a result of this target marketing, money market deposit balances have increased in recent years, from $81.2 million at December 31, 1999 to $87.7 million at December 31, 2000 to $105.8 million at December 31, 2001. Expansion in money market balances during 2001 benefited from the interest rate environment, as certain customers were less interested in committing to term certificates of deposit with interest rates at historically low levels.

         The Company's other area of focus in deposit acquisition in recent years has been checking accounts, coincident with the Company's business strategy of becoming more of a community based financial services organization, meeting the primary financial needs of both consumers and small businesses. Total checking balances expanded from $58.9 million at December 31, 2000 to $63.6 million at December 31, 2001. In addition, checking accounts expanded 13.3% of total deposits at December 31, 1999 to 14.4% at December 31, 2000 to 14.7% at December 31, 2001.

         The rise in checking account balances during 2001 was supported by increased checking account balances maintained by local businesses with which the Company established comprehensive relationships in 2001, including such services as lines of credit, courier service, real estate financing, and dedicated account relationship officers. The Company plans to further augment its business checking product line in 2002 with the introduction of Internet banking for businesses.

         The Company also plans to augment its line of consumer checking products in 2002, with improved customer statements and continued marketing of Internet banking for consumers, including electronic bill payment. Consumer checking promotions for 2002 are planned for the Company's Interest Checking Plus product, which provides relatively higher, tiered interest rates for those consumers who maintain more substantial balances in their checking accounts.

         At December 31, 2001, all of the Company's deposit products were statement based (i.e. no passbooks). Management believes that statement based products integrate more effectively with the increasingly numerous and varied means of customer electronic access to their funds; e.g. Internet banking, electronic bill payment, debit / point of sale, ATM networks, and telephone banking.

         During 2001, the Company's certificate of deposit portfolio decreased by $945 thousand despite a $5.0 million increase in funds from the State of California Time Deposit Program. A portion of the decrease in certificate of deposit balances during 2001 was associated with customer transfers of funds into money market accounts due to the historically low interest rate environment. During the past several years, the Company has focused its deposit related sales efforts on transaction accounts as a means of increasing net interest margins, bolstering fee income, and building more comprehensive customer relationships. In addition, during 2001, the Company encountered significant price competition for certificates of deposit from two very large thrifts in particular, and from new or Internet banks seeking to build their customer bases through aggressive pricing without regard to short term profitability.

         The Company's weighted average cost of deposits at December 31, 2001 was 2.87%, equal to 20 basis points below the 11th District Cost Of Funds Index ("COFI") for December 2001 of 3.07%. While COFI contains funding components other than deposits, the Company uses a comparison to COFI as a benchmark of its success in managing its cost of deposits. The Company seeks to manage its cost of deposits both via pricing for individual products and through the deposit portfolio product mix.

         The Company maintained no deposits in foreign banking offices at December 31, 2001 or December 31, 2000.

         The Company's weighted average cost of deposits decreased significantly in 2001 primarily due to the 11 interest rate cuts totaling 475 basis points implemented by the Federal Reserve, and to a lesser extent because of a shift in deposit mix. The following table summarizes the Company's deposits at the dates indicated.

                                                        December 31, 2001                   December 31, 2000
                                              -------------------------------     -------------------------------
                                                                    Weighted                            Weighted
(Dollars In Thousands)                                               Average                             Average
                                                     Balance            Rate             Balance            Rate
                                                     -------            ----             -------            ----
Demand deposit accounts                             $ 21,062              --            $ 17,065              --
NOW accounts                                          42,557           0.41%              41,859           1.53%
Savings accounts                                      19,127           0.57%              16,503           1.96%
Money market accounts                                105,828           2.31%              87,651           4.78%
Certificates of deposit < $100,000                   156,351           4.02%             166,905           5.68%
Certificates of deposit $100,000 or more              87,414           3.86%              77,805           5.97%
                                                    --------           ----             --------           ----

                                                    $432,339                            $407,788
                                                    ========                            ========
Weighted average nominal interest rate                                 2.87%                               4.72%

The weighted average interest rates are at the end of the period and are based upon stated interest rates without giving consideration to daily compounding of interest or forfeiture of interest because of premature withdrawal.

         The following table presents the amount and weighted average rate of time deposits equal to or greater than $100,000 at December 31, 2001. The amount maturing in three months or less includes $16.1 million associated with the State of California Time Deposit Program.

                                                                                    At December 31, 2001
                                                                         ----------------------------------
(Dollars In Thousands)                                                                            Weighted
                                                                                                   Average
Maturity Period                                                                   Amount              Rate
                                                                                  ------              ----
Three months or less                                                            $ 36,273             3.83%
Over three through 6 months                                                       15,944             3.31%
Over 6 through 12 months                                                          18,100             4.28%
Over 12 months                                                                    17,097             4.01%
                                                                                --------             ----
Total                                                                           $ 87,414             3.86%
                                                                                ========

         The following table presents the amount and weighted average rate of time deposits less than $100,000 at December 31, 2001.

                                                                                    At December 31, 2001
                                                                         ----------------------------------
(Dollars In Thousands)                                                                            Weighted
                                                                                                   Average
Maturity Period                                                                   Amount              Rate
                                                                                  ------              ----
Three months or less                                                           $  44,749             4.19%
Over three through 6 months                                                       37,684             3.73%
Over 6 through 12 months                                                          40,313             4.18%
Over 12 months                                                                    33,605             3.93%
                                                                               ---------             ----
Total                                                                          $ 156,351             4.02%
                                                                               =========

         The following table presents the distribution of the Company's average balances of deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented.

                                                         For The Year Ended December 31,
                            -------------------------------------------------------------------------------------------
                                        2001                           2000                           1999
                            -----------------------------  -----------------------------  -----------------------------
                                          % Of                           % Of                           % Of
                                       Average  Weighted              Average  Weighted              Average  Weighted
                             Average     Total   Average    Average     Total   Average    Average     Total   Average
                             Balance  Deposits      Rate    Balance  Deposits      Rate    Balance  Deposits      Rate
                             -------  --------      ----    -------  --------      ----    -------  --------      ----
                                                              (Dollars In Thousands)
Demand deposits             $ 19,104      4.6%        --   $ 16,719      4.3%        --   $ 17,610      4.8%        --
NOW accounts                  40,944      9.8%     0.89%     36,317      9.4%     1.51%     25,205      6.8%     1.54%
Savings accounts              19,370      4.6%     1.12%     15,803      4.1%     1.78%     15,583      4.2%     1.80%
Money market accounts         92,237     22.1%     3.74%     87,733     22.7%     4.60%     82,006     22.2%     4.15%
Certificates of deposit      246,315     58.9%     5.04%    230,099     59.5%     5.37%    229,493     62.0%     4.82%
                            --------    -----      ----    --------    -----      ----    --------    -----      ----
Total                       $417,970    100.0%     3.93%   $386,671    100.0%     4.45%   $369,897    100.0%     4.09%
                            ========    =====      ====    ========    =====      ====    ========    =====      ====

         Please refer to Note 10 to the Consolidated Financial Statements for additional information concerning deposits.

Borrowings

         From time to time, the Company obtains borrowed funds through FHLB advances, federal funds purchased, MBBC's line of credit, and securities sold under agreements to repurchase. Borrowings are used to supplement deposits as a source of funding. Borrowings are also used as a tool in the Company interest rate risk management process.

         FHLB advances are collateralized by the Bank's pledged mortgage loans, pledged mortgage backed securities, and investment in the capital stock of the FHLB. See "Regulation And Supervision - Federal Home Loan Bank System." FHLB advances are made pursuant to several different credit programs with varying interest rate, embedded option (callable / putable), amortization, and maturity terms. All of the Bank's FHLB advances outstanding at December 31, 2001 were fixed rate, non-amortizing advances with single individual maturity dates ("bullet advances"). The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the FHLB. During 2001, the Bank periodically used FHLB advances to provide needed liquidity and to manage the term structure and maturities of its liabilities.

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

         MBBC maintains a committed $3.0 million revolving line of credit with one of the Bank's correspondent banks. This line of credit expires in December 2002, and is collateralized by 800,000 shares of the Company's treasury stock. Funds drawn on the line are priced based upon either the London Inter-Bank Offer Rate curve ("LIBOR") or the correspondent bank's reference rate. This line of credit contains various financial performance covenants on the part of the Company. The line of credit agreement does not restrict the Company's ability to declare and pay cash or stock dividends. The line of credit agreement also contains no restrictions on the use of funds to repurchase Company common stock.

         The following table sets forth information regarding the Company's borrowed funds at or for the indicated years.

(Dollars In Thousands)                                                   At Or For The Year Ended December 31,
                                                                      --------------------------------------------
                                                                               2001           2000           1999
                                                                               ----           ----           ----
FHLB Advances
Average balance outstanding                                                $ 47,526       $ 43,946       $ 37,600
Weighted average rate on average balance outstanding                           5.30%          5.72%          5.53%

Year end balance outstanding                                               $ 53,582       $ 32,582       $ 49,582
Weighted average rate on year end balance outstanding                          4.46%          5.48%          5.65%

Maximum amount outstanding at any month end during the year                $ 65,582       $ 50,582       $ 49,582

Securities Sold Under Agreements To Repurchase
Average balance outstanding                                                $     --       $    155       $  3,182
Weighted average rate on average balance outstanding                             --           6.45%          5.65%

Year end balance outstanding                                               $     --       $     --       $  2,410
Weighted average rate on year end balance outstanding                            --             --           6.08%

Maximum amount outstanding at any month end during the year                $     --       $     --       $  4,350

         Please refer to Notes 11 and 12 to the Consolidated Financial Statements for additional information regarding borrowings and lines of credit.

Subsidiary Activities

         Portola, a California corporation wholly owned by the Bank, is engaged, on an agency basis, in the sale of insurance, mutual funds, individual securities, and annuity products, primarily to the Bank's customers and members of the local communities which the Bank serves. During 2001, gross commission income generated through Portola included $73 thousand for variable annuity sales, $78 thousand for mutual fund sales, and $22 thousand for fixed annuity sales. Portola also functions as trustee for the Bank's deeds of trust. At December 31, 2001, Portola had $101 thousand in total assets. Portola's revenues in 2001 were constrained by the capital markets environment, customer inaction following the events of September 11, 2001, and by turnover in investment sales representatives.

Personnel

         As of December 31, 2001, the Company had 119 full-time employees and 16 part-time employees. The employees are not represented by a collective bargaining unit. The Company considers its relationship with its employees to be good.

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

         Although savings and loan holding companies are not, at December 31, 2001, subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, the Home Owners Loan Act ("HOLA") does prescribe such restrictions on subsidiary savings institutions, as described below. The Bank must notify the OTS 30 days before declaring any dividend to MBBC.

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

         Activities Restriction Test. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions, provided the Bank satisfies the Qualified Thrift Lender ("QTL") test or meets the definition of domestic building and loan association pursuant to the Internal Revenue Code of 1986, as amended (the "Code"). The Company presently intends to continue to operate as a unitary savings and loan holding company. Federal legislation terminated the "unitary thrift holding company exemption" for all companies that apply to acquire savings associations after May 4, 1999. Since the Company is grandfathered, its unitary holding company powers and authorities were not affected. See "Financial Services Modernization Legislation." However, if the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to restrictions applicable to bank holding companies unless such other associations each also qualify as a QTL or domestic building and loan association and were acquired in a supervisory acquisition. Furthermore, if the Company were in the future to sell control of the Bank to any other company, such company would not succeed to the Company grandfathered status under and would be subject to the same business activity restrictions. See "Regulation of the Bank - Qualified Thrift Lender Test."

         Restrictions on Acquisitions. MBBC must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings institutions in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

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

USA Patriot Act of 2001

         On October 26, 2001, President Bush signed the USA Patriot Act of 2001. Enacted in response to the terrorist attacks in New York, Pennsylvania, and Washington, D.C. on September 11, 2001, the Patriot Act is intended is to strengthen U.S law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Act on financial institutions of all kinds is significant and wide ranging. The Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including:

o due diligence requirements for financial institutions that administer, maintain, or manage private banks accounts or correspondent accounts for non-US persons

o    standards for verifying customer identification at account opening

o rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering

o    reports by  non-financial  trades and  businesses  filed with the  Treasury
     Department's   Financial  Crimes   Enforcement   Network  for  transactions
     exceeding $10,000, and

o filing of suspicious activities reports securities by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

Financial Services Modernization Legislation

         General. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (the "GLB"). The GLB repealed the law prohibiting affiliations banks and securities companies. In addition, the GLB expressly preempted any state law restricting the establishment of financial affiliations primarily related to insurance.

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

         The GLB provides that no company may acquire control of an insured savings association unless that company engages, and continues to engage, only in the financial activities permissible for a Financial Holding Company, unless grandfathered as a unitary savings and loan holding company. The GLB grandfathers any company that was a unitary savings and loan holding company on May 4, 1999 or became a unitary savings and loan holding company pursuant to an application pending on that date. Such a company may continue to operate under present law as long as the company continues to meet the two tests: it can control only one savings institution, excluding supervisory acquisitions, and each such institution must meet the QTL test. Such a grandfathered unitary savings and loan holding company also must continue to control at least one savings association, or a successor institution, that it controlled on May 4, 1999.

         The GLB also permits national banks to engage in expanded activities through the formation of financial subsidiaries. A national bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, which may only be conducted through a subsidiary of a Financial Holding Company. Financial activities include all activities permitted under new sections of the Bank Holding Company Act or permitted by regulation.

         The Company and the Bank do not believe that the GLB has had or will have a material adverse effect on their operations in the near-term. However, to the extent that the act permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The GLB is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis and which unitary savings and loan holding companies already possess.
Nevertheless, this Act may have the result of increasing the amount of competition that the Company and the Bank face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Company and the Bank.

         Privacy. Under the GLB, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. Pursuant to these rules, effective July 1, 2001, financial institutions must provide:

o initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;

o    annual notices of their privacy policies to current customers; and

o    a  reasonable   method  for  customers  to  "opt  out"  of  disclosures  to nonaffiliated third parties.

These privacy provisions affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

         Consumer Protection Rules - Sale of Insurance Products. In December 2000, pursuant to the requirements of the GLB, the federal bank and thrift regulatory agencies adopted consumer protection rules for the sale of insurance products by depository institutions. The rules were effective on April 1, 2001. The final rule applies to any depository institution or any person selling, soliciting, advertising, or offering insurance products or annuities to a consumer at an office of the institution or on behalf of the institution. Before an institution can complete the sale of an insurance product or annuity, the regulation requires oral and written disclosure that such product:

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

Regulation of the Bank

         General. As a federally chartered, SAIF insured savings association, the Bank is subject to extensive regulation, examination, and supervision by the OTS, as its primary federal regulator, and the FDIC, as the insurer of customer deposits. Lending activities and other investments of the Bank must comply with various statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Board of Governors of the Federal Reserve System ("Federal Reserve Board").

         The OTS, in conjunction with the FDIC, regularly examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies found in the operations of the Bank. The relationship between the Bank and depositors and borrowers is also regulated by federal and state laws, especially in such matters as the ownership of deposit accounts and the form and content of mortgage documents utilized by the Bank.

         The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF and depositors.

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

         The regulatory structure provides the regulatory authorities extensive discretion, in connection with their supervisory and enforcement activities and examination policies, across a wide range of the Bank's operations, including, but not limited to:

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

Regulatory Capital Requirements And Capital Categories

         The following discussion regarding regulatory capital requirements is applicable to the Bank.

         Regulatory  Capital  Requirements.   OTS  capital  regulations  require
savings institutions to meet three minimum capital standards (as defined by applicable regulations):

o        tangible capital equal to 1.5% of adjusted total assets
o        leverage capital (core capital) equal to 3.0% of adjusted total assets
o        risk-based capital equal to 8.0% of total risk-based assets

The Bank must meet each of these three standards in order to be deemed in compliance with OTS capital requirements. The capital standard applicable to savings institutions must be no less stringent than those for national banks. In addition, the prompt corrective action ("PCA") standards discussed below also establish, in effect, the following minimum standards:

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

o intangible assets other than certain asset servicing rights and certain nonsecurity financial instruments
o investments in and loans or advances to subsidiaries engaged in activities as principal, not permissible for a national bank, with certain limited exceptions
o        servicing assets in excess of certain thresholds
o        deferred tax assets in excess of certain thresholds
o        accumulated unrealized gains on certain available for sale securities
o        accumulated gains related to qualifying cash flow hedges

         plus:

o        accumulated unrealized losses on certain available for sale securities
o        accumulated losses related to qualifying cash flow hedges

         Core capital consists of tangible capital plus various adjustments for certain intangible assets. At December 31, 2001 and 2000, the Bank's tangible capital was equivalent to its core capital, as the Bank did not maintain any qualifying adjustments. In general, total assets calculated for regulatory capital purposes exclude those assets deducted from capital in determining the applicable capital ratio.

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

         These regulatory capital requirements are viewed as minimum standards by the OTS, and most institutions are expected to maintain capital levels well above the minimum. In addition, the OTS regulations provide that minimum capital levels higher than those provided in the regulations may be established by the OTS for individual savings associations, upon a determination that the savings association's capital is or may become inadequate in view of its circumstances. The OTS regulations provide that higher individual minimum regulatory capital requirements may be appropriate in circumstances where, among others:

o a savings association has a high degree of exposure to interest rate risk, prepayment risk, credit risk, concentration of credit risk, certain risks arising from nontraditional activities, or similar risks or a high proportion of off-balance sheet risk;

o    a  savings   association   is  growing,   either   internally   or  through
     acquisitions, at such a rate that supervisory problems are presented that are not dealt with adequately by OTS regulations; or

o a savings association may be adversely affected by activities or condition of its holding company, affiliates, subsidiaries, or other persons, or savings associations with which it has significant business relationships.

         The Home Owners' Loan Act ("HOLA") permits savings associations not in compliance with the OTS capital standards to seek an exemption from certain penalties or sanctions for noncompliance. Such an exemption will be granted only if certain strict requirements are met, and must be denied under certain circumstances. If an exemption is granted by the OTS, the savings association still may be subject to enforcement actions for other violations of law or unsafe or unsound practices or conditions.

         As disclosed in Note 14 to the Consolidated Financial Statements, at December 31, 2001, the Bank exceeded all minimum and institution specific regulatory capital requirements.

         Prompt Corrective Action Regulations. The OTS can levy sanctions against institutions that are not adequately capitalized, with the severity of the sanctions increasing as the institution's capital declines. The OTS has established specific capital ratios under the Prompt Corrective Action ("PCA") Regulations for five separate capital categories:

1.  Well Capitalized                                            3.  Under Capitalized
--------------------                                            ---------------------
Total risk based  capital ratio of at least 10.0%               Total risk based capital ratio of less than 8.0%
Tier One risk  based  capital  ratio of at least 6.0%           Tier One risk based capital ratio of less than 4.0%
Leverage ratio of at least 5.0%                                 Leverage ratio of less than 4.0%

2.  Adequately Capitalized                                      4.  Significantly Under Capitalized
--------------------------                                      -----------------------------------
Total risk based capital ratio of at least 8.0%                 Total risk based capital ratio of less than 6.0%
Tier One risk based capital ratio of at least 4.0%              Tier One risk based capital ratio of less than 3.0%
Leverage ratio of at least 4.0%                                 Leverage ratio of less than 3.0%

                                                                5.  Critically Under Capitalized
                                                                --------------------------------
                                                                Tangible capital of less than 2.0%

         In general, the prompt corrective action regulation prohibits an insured depository institution from declaring any dividends, making any other capital distribution, or paying a management fee to a controlling person if, following the distribution or payment, the institution would be within any of the three undercapitalized categories. In addition, adequately capitalized institutions may accept brokered deposits only with a waiver from the FDIC and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew, or roll-over brokered deposits.

         If the OTS determines that an institution is in an unsafe or unsound condition, or if the institution is deemed to be engaging in an unsafe and unsound practice, the OTS may, if the institution is well capitalized, reclassify it as adequately capitalized; if the institution is adequately capitalized but not well capitalized, require it to comply with restrictions applicable to undercapitalized institutions; and, if the institution is undercapitalized, require it to comply with certain restrictions applicable to significantly undercapitalized institutions. Finally, pursuant to an interagency agreement, the FDIC can examine any institution that has a substandard regulatory examination score or is considered undercapitalized - without the express permission of the institution's primary regulator.

         As disclosed in Note 14 to the Consolidated Financial Statements, at December 31, 2001, the Bank met the requirements to be classified as a "well capitalized" institution under Prompt Corrective Action regulations. At December 31, 2001, the Bank was eligible to acquire brokered deposits, but had none.

         Special OTS Capital Requirements. During the first quarter of 2000, the Bank was informed by the OTS that:

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

The Bank continually complied with the above special requirements through December 31, 2001. In early 2002, the Bank received notification from the OTS that the institution specific regulatory capital requirements described above have been eliminated.

         Regulatory Capital Requirements Associated With Subprime Lending. As a result of a number of federally insured financial institutions extending their risk selection standards to attract lower credit quality accounts due to such credits having higher interest rates and fees, the federal banking regulatory agencies jointly issued Interagency Guidelines on Subprime Lending. Subprime lending involves extending credit to individuals with less than perfect credit histories.

         The agencies' guidelines provide that if the risks associated with subprime lending are not properly controlled, the agencies consider subprime lending a high-risk activity that is unsafe and unsound. Specifically, the guidelines direct examiners to expect regulatory capital one and one-half to three times higher than that typically set aside for prime assets for institutions that:

o    have subprime assets equal to 25% or higher of Tier 1 capital; or

o have subprime portfolios experiencing rapid growth or adverse performance trends, administered by inexperienced management, or having inadequate or weak controls.

         The Bank does not normally engage in subprime lending. However, substantially all of the Special Residential Loan Pool (see "Credit Quality - Special Residential Loan Pool" and Note 14 to the Consolidated Financial Statements), if owned without the credit guaranty of the seller / servicer, would qualify as subprime lending. Management believes that the seller / servicer of the Special Residential Loan Pool has considerable experience in administering subprime residential mortgages.

         Predatory Lending. The term "predatory lending", much like the terms "safety and soundness" and "unfair and deceptive practices," is far-reaching and covers a potentially broad range of behavior. As such, it does not lend itself to a concise or a comprehensive definition. But typically predatory lending involves at least one, and perhaps all three, of the following elements:

o making unaffordable loans based on the assets of the borrower rather than on the borrower's ability to repay an obligation ("asset-based lending")

o inducing a borrower to refinance a loan repeatedly in order to charge high points and fees each time the loan is refinanced ("loan flipping")

o engaging in fraud or deception to conceal the true nature of the loan obligation from an unsuspecting or unsophisticated borrower.

         On December 14, 2001, the Federal Reserve Board amended its regulations aimed at curbing predatory lending. Compliance is not mandatory until October 1, 2002. The rule significantly widens the pool of high-cost home-secured loans covered by the Home Ownership and Equity Protection Act of 1994 ("HOPEA"), a federal law that requires extra disclosures and consumer protections to borrowers. The following triggers coverage under HOPEA:

o interest rates for first lien mortgage loans in excess of 8 percentage points above comparable term Treasury securities;

o subordinate-lien loans of 10 percentage points above comparable term Treasury securities; or

o fees such as optional insurance and similar debt protection costs paid in connection with the credit transaction, when combined with points and fees if deemed excessive.

In addition, the regulation bars loan flipping by the same lender or loan servicer within a year. Lenders also will be presumed to have violated the law -- which says loans shouldn't be made to people unable to repay them -- unless they document that the borrower has the ability to repay. Lenders that violate the rules face cancellation of loans and penalties equal to the finance charges paid.

         Because the Bank does not engage in the various practices generally referenced as "predatory lending", management does not anticipate any material impact from these rule changes and potential state action in this area on its financial condition or results of operation.

Safety and Soundness Standards

         The OTS has established minimum standards to promote early identification of management problems at depository institutions and to ensure that regulators intervene promptly to require corrective action by institutions with inadequate operational and managerial controls related to:

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

         The federal banking agencies (including the OTS) have promulgated safety and soundness regulations and accompanying interagency compliance guidelines on asset quality and earnings standards. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. The institution should:

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

         Additionally, a holding company's inability to serve as a source of strength to its subsidiary financial institutions could serve as an ancillary basis for regulatory action against the holding company. Neither MBBC, the Bank, or any subsidiary thereof are currently subject to any enforcement actions

Insurance of Deposit Accounts

         The Bank's deposit accounts are presently insured by the SAIF, except for certain acquired deposits that are insured by the BIF, up to the maximum permitted by law. The SAIF and the BIF are administered by the FDIC. Insurance of deposits may be terminated by the FDIC upon a finding that the institution:

o        has engaged in unsafe or unsound practices;

o        is in an unsafe or unsound condition to continue operations; or

o has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC or the institution's primary regulator.

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

Annual FDIC deposit insurance assessment rates as of January 1, 2002 were as follows:

                               FDIC Deposit Insurance Rates Expressed In Terms
As Of January 1, 2002           Of Annual Cents Per $100 of Assessed Deposits
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

         As of January 1, 2002, the Bank had been notified by the FDIC that its deposit insurance assessment rate during the first half of calendar 2002 would be 3 basis points. The Bank anticipates its deposit insurance assessment rate to decrease to zero basis points during the second half of calendar 2002, subject to possible changes in the FDIC insurance premium formula.

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

         In early 2002,  Congress was considering various new laws applicable to
FDIC  insurance  premiums  and  insurance   coverage.   See  "Potential  Federal
Legislation and Regulation".

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

Transactions With Related Parties

         Transactions between a savings association and its "affiliates" are quantitatively and qualitatively restricted under the Federal Reserve Act. Affiliates of a savings association include, among other entities, the savings association's holding company and companies that are under common control with the savings association. In general, a savings association or its subsidiaries are limited in their ability to engage in "covered transactions" with affiliates:

o to an amount equal to 10% of the association's capital and surplus, in the case of covered transactions with any one affiliate; and

o to an amount equal to 20% of the association's capital and surplus, in the case of covered transactions with all affiliates.

         In addition, a savings association and its subsidiaries may engage in covered transactions and other specified transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the savings association or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A "covered transaction" includes:

o    a loan or extension of credit to an affiliate

o    a purchase of investment securities issued by an affiliate

o    a purchase of assets from an affiliate, with some exceptions

o the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party

o the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate

In addition, under the OTS regulations:

o a savings association may not make a loan or extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for bank holding companies;

o a savings association may not purchase or invest in securities of an affiliate other than shares of a subsidiary;

o a savings association and its subsidiaries may not purchase a low-quality asset from an affiliate;

o covered transactions and other specified transactions between a savings association or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and

o with some exceptions, each loan or extension of credit by a savings association to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

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

         The Bank's authority to extend credit to executive officers, directors, and 10% shareholders, ("insiders"), as well as entities such persons control, is governed by the Federal Reserve Act and Regulation O thereunder. Among other things, such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and to not involve more than the normal risk of repayment. Specific legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to insiders based, in part, on the Bank's capital position and requires certain Board approval procedures to be followed. For information concerning loans to executive officers and directors of the Company, please refer to Note 5 to the Consolidated Financial Statements.

Community Reinvestment Act and Fair Lending Laws

         Savings associations have a responsibility under the Community Reinvestment Act ("CRA") and related regulations of the OTS to help meet the credit needs of their communities. The CRA generally requires most insured depository institutions to:

o identify and delineate the communities served through and by the institution's offices
o affirmatively meet the credit needs of their delineated communities, including low and moderate income neighborhoods
o market the types of credit the institution is prepared to extend within such communities

         The CRA requires the OTS to assess the performance of the institution in meeting the credit needs of its communities and to take such assessment into consideration in reviewing applications for mergers, acquisitions, and other transactions. An unsatisfactory CRA rating may be the basis for denying such an application. In addition, federal banking agencies may take compliance with CRA into account when regulating and supervising other activities.

         The Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. In addition, an institution's failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in the OTS, other federal regulatory agencies, or the Department of Justice taking enforcement actions.

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

         Effective January 1, 2002, the OTS raised the dollar amount limit in the definition of small business loans from $500,000 to $2.0 million, if used for commercial, corporate, business, or agricultural purposes. Furthermore, the rule raises the aggregate level that a thrift can invest directly in community development funds, community centers, and economic development initiatives in its communities from the greater of a quarter of one percent of total capital or $100,000 to one percent of total capital or $250,000.

Qualified Thrift Lender Test

         The HOLA requires savings associations to meet a qualified thrift lender ("QTL") test. A savings association is permitted to meet the QTL test in one of two alternative ways. Under the first method, in at least nine out of every twelve months, the thrift institution is required to maintain at least 65% of its "portfolio assets," defined as total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangible assets, including goodwill and
(iii) the value of property used to conduct business, in certain "qualified thrift investments." Assets constituting qualified thrift investments include residential mortgages, qualifying mortgage backed securities, educational loans, small business loans, and credit card loans. Certain other types of assets also qualify as "qualified thrift investments" up to certain limitations. These limited other types of assets include home equity lines of credit and consumer loans. Alternatively, savings institutions are permitted to meet the QTL test by qualifying as a "domestic building and loan association" under the Internal Revenue Code by meeting the Code's 60% of assets test in nine out of every twelve months.

         Savings associations that fail to meet the QTL test will generally be prohibited from engaging in any activity not permitted for both a national bank and a savings association. A savings association that fails the QTL test may be required to convert to a commercial bank charter. At December 31, 2001, the Bank maintained 74.5% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

Loans To One Borrower Limitations

         Savings associations generally are subject to the lending limits applicable to national banks. With certain limited exceptions, the maximum amount that a savings association or a national bank may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. The term "unimpaired capital and surplus" is defined as an institution's regulatory capital, plus that portion of an institution's general valuation allowances that is not includable in the institution's regulatory capital. "Readily marketable collateral" is defined to include certain financial instruments and specifically excludes real estate.

         Savings associations are additionally authorized to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided:

o the purchase price of each single-family dwelling in the development does not exceed $500,000;

o the savings association is in compliance with its regulatory capital requirements;

o    the loans comply with applicable loan-to-value requirements; and

o the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus.

         At December 31, 2001, the Bank's limit on loans to one borrower was $7.6 million. At December 31, 2001, the Bank's largest aggregate outstanding balance of loans to one borrower totaled approximately $6.4 million. These loans were associated with an upscale residential development in the Bank's primary market area, and were all performing in accordance with their terms. The Bank has conducted significant lending in this residential development for the past several years. The Bank's second largest aggregate outstanding balance of loans to one borrower at December 31, 2001 totaled approximately $5.6 million. This position arose as the result of a credit guarantee by a seller / servicer of a pool of residential mortgages, as more fully detailed under "Credit Quality - Special Residential Loan Pool" and Note 14 to the Consolidated Financial Statements.

Limitations On Capital Distributions

         OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger, and other distributions charged against capital. Under current regulations, a savings association in some circumstances may:

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

o    be required to file a notice 30 days before the capital distribution

o be permitted to make the capital distribution without notice or application to the OTS

     The OTS regulations require a savings association to file an application if:

o it is not eligible for expedited treatment of its other applications under OTS regulations

o the total amount of all of capital distributions, including the proposed capital distribution, for the applicable calendar year exceeds its net income for that year to date plus retained net income for the preceding two years

o it would not be at least adequately capitalized, under the prompt corrective action regulations of the OTS, following the distribution

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

Restrictions On Investments And Loans

         OTS regulations do not permit the Bank to invest directly in equity securities (with certain very limited exceptions), non investment grade debt securities, or real estate, other than real estate used for the institution's offices and facilities. Indirect equity investment in real estate through a subsidiary, such as Portola, is permissible, but is subject to certain limitations and deductions from regulatory capital. The Company's management has no plans to pursue real estate development or real estate investment activity through Portola.

         The OTS and other federal banking agencies have jointly adopted uniform rules on real estate lending and related Interagency Guidelines for Real Estate Lending Policies (the "Guidelines"). The uniform rules require that institutions adopt and maintain comprehensive written policies for real estate lending. The policies must reflect consideration of the Guidelines and must address relevant lending procedures, such as loan to value limitations, loan administration procedures, portfolio diversification standards and documentation, and approval and reporting requirements. Although the uniform rules do not impose specific maximum loan to value ratios, the related Guidelines state that such ratio limits established by an individual institution's board of directors generally should not exceed levels set forth in the Guidelines, which range from a maximum of 65% for loans secured by unimproved land to 85% for improved property. No limit is set for single family residential mortgages, but the Guidelines state that such loans equal to or exceeding a 90.0% loan to value ratio should have private mortgage insurance or some other form of credit enhancement. The Guidelines further permit a limited amount of loans that do not conform to these criteria. In addition, aggregate loans secured by non-residential real property are generally limited to 400% of a thrift institution's total capital, as defined.

Classification Of Assets

         Thrift institutions are required to classify their assets on a regular basis, to establish appropriate allowances for losses, and to report the results of such classifications quarterly to the OTS. A thrift institution is also required to set aside adequate valuation allowances, and to establish liabilities for off balance sheet items, such as letters of credit, when loss becomes probable and estimable. The OTS has the authority to review the institution's classification of its assets and to determine whether and to what extent (i) additional assets must be classified, and (ii) whether the institution's allowances must be increased. Such instruction by the OTS to increase valuation allowances could have a material impact upon both the Company's reported earnings and its financial condition.

         The OTS and the other federal banking regulatory agencies have adopted an interagency policy statement regarding the appropriate levels of valuation allowances for loan and lease losses that insured depository institutions should maintain. Under this policy statement, examiners will generally accept management's evaluation of the adequacy of valuation allowances if the institution has:

o maintained effective systems and controls for identifying and addressing asset quality problems

o analyzed in a reasonable manner all significant factors that affect the collectibility of the portfolio

o established an acceptable process for evaluating the adequacy of valuation allowances

However, the policy statement also provides that OTS examiners will review management's analysis more closely if valuation allowances do not at least equal the following benchmarks:

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

Assessments

         Thrift institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessment, paid on a semi-annual basis, is computed based upon a three component equation. The components are total assets, regulatory rating, and amount and nature of off balance sheet activities. The Bank's general assessment for the six month period commencing January 1, 2002 was $56 thousand. The general assessments paid by the Bank for the fiscal year ended December 31, 2001 totaled $141 thousand.

Federal Home Loan Bank  ("FHLB")  System

         The Bank is a member of the Federal Home Loan Bank of San Francisco ("FHLB-SF"). Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned geographic region. Each Federal Home Loan Bank is financed primarily from the sale of consolidated obligations of the FHLB system. The FHLB-SF provides a comprehensive credit facility and various correspondent services to member institutions. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. As a member of the FHLB-SF, the Bank is required to own capital stock in an amount at least equal to the greater of:

o 1.0% of the aggregate principal amount of outstanding residential loans and mortgage backed securities, as defined, at the beginning of each calendar year

o    5.0% of its advances from the FHLB

         At its most recent evaluation, the Bank was in compliance with this requirement. FHLB advances must be secured by specific types of collateral, including various types of mortgage loans and securities, and the Bank's investment in the capital stock of the FHLB. It is the policy of the Bank to maintain an excess of pledged collateral with the FHLB-SF at all times to serve as a ready source of additional liquidity.

         The FHLB's are required to provide funds to contribute toward the payment of certain bonds issued in the past to fund the resolution of insolvent thrifts. In addition, FHLB's are required by statute to contribute funds toward affordable housing programs. These requirements could reduce the amount of dividends the FHLB's pay on their capital stock and could also negatively impact the pricing offered for on and off balance sheet credit products - events that could unfavorably impact the profitability of the Company.

         The Gramm-Leach-Bliley Act made significant reforms to the FHLB system, including:

o Expanded Membership - (i) expands the uses for, and types of, collateral for advances; (ii) eliminates bias toward QTL lenders; and (iii) removes capital limits on advances using real estate related collateral (e.g., commercial real estate and home equity loans)

o New Capital Structure - each FHLB is allowed to establish two classes of stock: Class A is redeemable within six months of notice; and Class B is redeemable within five years notice. Class B is valued at 1.5 times the value of Class A stock. Each FHLB will be required to maintain minimum capital equal to 5% of equity.

o Voluntary Membership - federally chartered savings associations, such as the Bank, are no longer required to be members of the system.

o REFCorp Payments - changes the amount paid by the system on debt incurred in connection with the thrift crisis in the late 1980s from a fixed amount to 20% of net earnings after deducting certain expenses.

         As required by the FHLB System Modernization Act of 1999, the FHLB-SF has recently submitted its proposed capital plan to the Federal Housing Finance Board for approval. In early 2002, the Federal Housing Finance Board was evaluating the FHLB-SF's proposed capital plan, as well as the proposed capital plans of the other 11 Federal Home Loan Banks. Following the approval of the FHLB-SF's capital plan as submitted or as required to be modified, the FHLB-SF will give members at least 240 days written notice of the implementation date for the final capital plan. This advance notice period is designed to provide members with sufficient time to evaluate the final plan and make any associated decisions or elections involving their membership. Based upon a review of the most recent proposed FHLB-SF capital plan, management does not anticipate a material impact to the Company's results of operations, financial condition, or investment requirement in FHLB capital stock if the most recent FHLB-SF proposed capital plan is approved as submitted.

Federal Reserve System

         The Federal Reserve Board ("FRB") requires insured depository institutions to maintain non-interest-earning ("sterile") reserves against certain of their transactional accounts (primarily deposit accounts that may be accessed by writing unlimited checks). At December 31, 2001, the regulations generally required that reserves be maintained against qualified net transaction accounts as follows:

First $5.7 million                            Exempt
Next $35.6 million                              3.0%
Amount above $41.3 million                     10.0%

         The reserve requirement may be met by certain qualified cash balances. For the calculation period including December 31, 2001, the Bank was in compliance with its FRB reserve requirements. As a creditor and an insured depository institution, the Bank is subject to certain regulations promulgated by the FRB, including, but not limited to:

Regulation B   Equal Credit Opportunity Act
Regulation C   Home Mortgage Disclosure Act
Regulation D   Reserve Requirements
Regulation E   Electronic Funds Transfers Act
Regulation F   Limits On Interbank Liabilities
Regulation O   Extensions Of Credit To Insiders
Regulation P   Privacy Of Consumer Financial Information
Regulation X   Real Estate Settlement Procedures Act
Regulation Z   Truth In Lending Act
Regulation CC  Expedited Funds Availability Act
Regulation DD  Truth In Savings Act

Potential Federal Legislation and Regulation

         The US Congress continues to consider a broad range of legislative initiatives that might impact the financial services industry. Among these initiatives are:

o    the potential merger of the BIF and SAIF insurance funds of the FDIC

o potential FDIC deposit insurance reforms, including an increase in the amount of coverage, indexing of coverage limits for inflation, changes in coverage for municipal deposits and retirement accounts, and modifications in the assessment formula for FDIC insurance, perhaps to include granting the FDIC greater latitude in setting deposit insurance premium rates and determining an adequate level of designated reserve coverage

o the potential for insured depository institutions to pay interest on business checking deposits, perhaps in conjunction with authorization for the Federal Reserve to pay interest on sterile reserves

o the potential relaxation of transaction count restrictions on money market demand deposits, thereby facilitating internal fund "sweeps" (of particular benefit to smaller financial institutions such as the Bank)

o    possible  modifications  in federal  bankruptcy laws,  including  potential
     revisions   that  would   encourage   Chapter  13  filings   (with  payment
     requirements) versus Chapter 7 filings (debt forgiveness)

         US financial institution regulatory agencies were considering at December 31, 2001 a series of potential regulatory changes or additions, including:

o    increased information reporting requirements under Regulation C

o    enhanced enforcement procedures associated with Regulation X

o    expanded investment powers for federally chartered credit unions

o    revisions to bank regulatory capital requirements

o    modifications to CRA compliance rules

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

         Although CERCLA and similar state laws generally exempt holders of security interests, the exemption may not be available if a secured party engages in the management of its borrower or the securing property in a manner deemed beyond the protection of the secured party's interest. Recent federal and state legislation, as well as guidance issued by the United State Environmental Protection Agency and a number of court decisions, have provided assurance to lenders regarding the activities they may undertake and remain within CERCLA's secured party exemption. However, these assurances are not absolute and generally will not protect a lender or fiduciary that participates or otherwise involves itself in the management of its borrower, particularly in foreclosure proceedings. As a result, CERCLA and similar state statutes may influence the Bank's decision whether to foreclose on property that may be or is found to be contaminated. The Bank has adopted environmental underwriting requirements for commercial and industrial real estate loans. The Bank's general policy is to obtain an environmental assessment prior to foreclosure on commercial and industrial real estate. See "Business - General" and "Lending Activities - Loan Portfolio Composition" regarding the recent expansion in the Bank's commercial and industrial real estate loan portfolio. The existence of hazardous substances or wastes on commercial and industrial real estate properties could cause the Bank to elect not to foreclose on the property, thereby limiting, and in some cases precluding, the Bank from realizing on the related loan. Should the Bank foreclose on property containing hazardous substances or wastes, the Bank could become subject to other environmental statutes, regulations, and common law relating to matters such as, but not limited to, asbestos abatement, lead-based paint abatement, hazardous substance investigation and remediation, air emissions, wastewater discharges, hazardous waste management, and third party claims for personal injury and property damage.

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

Federal Taxation

         General. The Bank and the Company report their income on a consolidated basis using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank has not been audited by the IRS during the last five years. For its 2001 taxable year, the Bank is subject to a maximum federal income tax rate of 35%.

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

         The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a non-dividend distribution to the Company, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includable in income for federal income tax purposes, assuming a 35% federal corporate income tax rate. The Bank does not intend to pay dividends that would result in a recapture of any portion its bad debt reserves.

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

         Please refer to Note 13 to the Consolidated Financial Statements for additional information regarding income taxes.

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

                                                                    Date
                       Age At    Position(s) With Company     Started In     Previous Experience If Less
Name                  12/31/01   And / or Bank                  Position     Than Five Years In Current Position
----                  --------   -------------                  --------     -----------------------------------
Carlene F. Anderson      49      Assistant Corporate             6/11/99     Corporate Secretary
                                 Secretary                                   Monterey Bay Bancorp, Inc.
                                 Monterey Bay Bancorp, Inc.                  1994 - 1999

                                 Assistant Corporate             6/11/99     Corporate Secretary
                                 Secretary                       8/15/98     Monterey Bay Bank
                                 Vice President, Compliance                  1994 - 1999
                                 Monterey Bay Bank.

Mark R. Andino           42      Chief Financial Officer         1/26/00     Treasurer
                                 Treasurer                                   Chela Financial
                                 Monterey Bay Bancorp, Inc.                  1999

                                 Senior Vice President           1/26/00     Senior Vice President
                                 Chief Financial Officer                     Chief Financial Officer
                                 Treasurer                                   HF Bancorp, Inc.
                                 Monterey Bay Bank                           Hemet Federal
                                                                             1996 - 1999

Susan M. Carlson         49      Senior Vice President           6/28/01     Principal
                                 Chief Administrative                        C&S Carlson Enterprises, Inc.
                                 Officer                                     Financial Institution Consulting
                                 Monterey Bay Bank                           1996 - 2001

                                                                             Vice President
                                                                             Director of Marketing
                                                                             American Bank, NA
                                                                             1981 - 1996

Mary Anne Carson         34      Corporate Secretary              5/9/01     Vice President
                                 Monterey Bay Bancorp, Inc.                  Assistant To The President
                                                                             Coast Commercial Bank
                                 Corporate Secretary              5/9/01     1996 - 2001
                                 Vice President
                                 Director Of Community
                                 Relations
                                 Monterey Bay Bank

David E. Porter          52      Senior Vice President          10/30/00     Executive Vice President
                                 Director of Commercial                      Chief Credit Officer
                                 Banking                                     Southern Pacific Bank
                                 Monterey Bay Bank                           1996 - 2000

Ben A. Tinkey            49      Senior Vice President           9/20/94
                                 Chief Loan Officer
                                 Director of Real Estate
                                 Lending
                                 Monterey Bay Bank

Item 2.  Properties.

         The following table sets forth information relating to each of the Company's offices and stand alone ATM locations as of December 31, 2001:

                                          Lease       Original Date    Date of
                                            Or          Leased or       Lease
     Location                             Owned         Acquired     Expiration
     ------------------------------   -------------  --------------- -----------

     Administrative Offices:

     15 Brennan Street
     Watsonville, California  95076     Owned          12-31-65        N/A

     567 Auto Center Drive
     Watsonville, California  95076     Owned          03-23-98        N/A

     Full Service Branch Offices:

     35 East Lake Avenue
     Watsonville, California  95076     Owned          12-31-65        N/A

     805 First Street
     Gilroy, California  95020          Owned          12-01-76        N/A

     1400 Munras Avenue
     Monterey, California  93940        Owned          07-07-93        N/A

     1890 North Main Street
     Salinas, California  93906         Owned          07-07-93        N/A

     1127 South Main Street
     Salinas, California  93901         Leased         08-08-93      06-30-05

     8071 San Miguel Canyon Road
     Prunedale, California  93907       Leased         12-24-93      12-31-03

     601 Bay Avenue
     Capitola, California  95020        Owned          12-10-96        N/A

     6265 Highway 9
     Felton, California  95018          Leased         05-01-98      04-30-03

     Effective February 2002
     -----------------------

     Loan Production Office:

     6080 Center Drive                                                Month
     6th Floor                                                          To
     Los Angeles, CA.  90045            Leased         02-01-02       Month

                                                      Agreement       Agreement
     Stand Alone ATM's:                              Commencement     Expiration
                                                    -------------     ----------

     601 Wave Street
     Monterey, California  93940                       4/11/00          4/10/03

     104 Stockton Street
     Capitola, California  95010                        9/1/97          8/31/02

Item 3.  Legal Proceedings.
---------------------------

         From time to time, the Company is party to claims and legal proceedings in the ordinary course of business. Management believes that the ultimate aggregate liability represented thereby, if any, will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

         No matter was submitted during the quarter ended December 31, 2001 to a vote of Monterey Bay Bancorp, Inc.'s security holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
-------------------------------------------------------------------------------

         The Common Stock of Monterey Bay Bancorp, Inc. is traded on the NASDAQ National Market under the symbol "MBBC." The stock commenced trading on February 15, 1995, when the Company went public and sold 4,492,085 shares at a price of $6.40 per share (adjusted for a 5:4 stock split on July 31, 1998).

         As of March 20, 2002, there were 3,483,718 shares of the Company's common stock outstanding. As of February 28, 2002, there were 289 stockholders of record, not including persons or entities who hold their stock in nominee or "street" name.

         The following table sets forth the high and the low daily closing prices of the Company's common stock for each of the following calendar quarters.

                                                  High                    Low
                                                  ----                    ---
Year Ended December 31, 2001:

   Fourth quarter                               $ 15.500               $ 12.750
   Third quarter                                $ 16.500               $ 11.400
   Second quarter                               $ 11.970               $  9.750
   First quarter                                $ 11.875               $ 10.000

Year Ended December 31, 2000:

   Fourth quarter                               $ 10.750                $ 9.125
   Third quarter                                $ 10.000                $ 8.250
   Second quarter                               $  9.375                $ 7.813
   First quarter                                $ 10.625                $ 7.875

         The Company paid no cash dividends in 2001. The Board of Directors has indefinitely suspended the declaration and payment of cash dividends in favor of alternative uses for the Company's capital and liquidity. The Company declared and paid a cash dividend of $0.08 per share during 2000.

         The Company is subject to certain restrictions and limitations on the payment of dividends pursuant to existing and applicable laws and regulations (see "Item 1. Business - Regulation And Supervision - Limitation On Capital Distributions" and Note 14 to the Consolidated Financial Statements).

Item 6.  Selected Financial Data.
---------------------------------

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

                                                                               At December 31,
                                                       -----------------------------------------------------------------
                                                              2001          2000         1999         1998         1997
                                                              ----          ----         ----         ----         ----
                                                                                    (Dollars In Thousands)
Selected Financial Condition Data:
   Total assets                                          $ 537,391     $ 486,190    $ 462,827    $ 454,046    $ 406,960
   Investment securities available for sale                  7,300         7,360       11,463       19,410       40,355
   Investment securities held to maturity                       --            --           --           --          145
   Mortgage backed securities available for sale            30,644        42,950       57,716       98,006       70,465
   Mortgage backed securities held to maturity                  --            --           60           97          142
   Loans receivable held for investment, net               465,887       391,820      360,686      298,775      263,751
   Loans held for sale                                         713            --           --        2,177          514
   Allowance for loan losses                                 6,665         5,364        3,502        2,780        1,669
   Deposits                                                432,339       407,788      367,402      370,677      320,559
   FHLB advances                                            53,582        32,582       49,582       35,182       32,282
   Securities sold under agreements to repurchase               --            --        2,410        4,490        5,200
   Stockholders' equity                                     50,162        43,837       40,803       41,116       46,797
   Non-performing loans                                      2,252         4,741        8,182        2,915        2,046
   Real estate acquired by foreclosure, net                     --            --           96          281          321

                                                                       For The Year Ended December 31,
                                                       -----------------------------------------------------------------
                                                              2001          2000         1999         1998         1997
                                                              ----          ----         ----         ----         ----
                                                                            (Dollars In Thousands, Except Share Data)
Selected Operating Data:
   Interest and dividend income                           $ 38,731      $ 37,757     $ 33,417     $ 30,911     $ 29,677
   Interest expense                                         18,990        19,777       17,388       18,588       18,413
                                                            ------        ------       ------       ------       ------
   Net interest income before provision for
      loan losses                                           19,741        17,980       16,029       12,323       11,264
   Provision for loan losses                                 1,400         2,175          835          692          375
                                                            ------        ------       ------       ------       ------
   Net interest income after provision for loan losses      18,341        15,805       15,194       11,631       10,889
   Non-interest income                                       2,566         2,340        2,505        2,177        1,614
   Non-interest expense                                     14,369        13,676       11,887       11,144        9,507
                                                            ------        ------       ------       ------       ------
   Income before provision for income taxes                  6,538         4,469        5,812        2,664        2,996
   Provision for income taxes                                2,787         1,946        2,511        1,228        1,230
                                                            ------        ------       ------       ------       ------
   Net income                                              $ 3,751       $ 2,523      $ 3,301      $ 1,436      $ 1,766
                                                            ======        ======       ======       ======       ======

   Shares applicable to basic earnings per share         3,275,303     3,110,910    3,231,162    3,501,738    3,632,548
   Basic earnings per share                                 $ 1.15        $ 0.81       $ 1.02       $ 0.41       $ 0.49
                                                            ======        ======       ======       ======       ======

   Shares applicable to diluted earnings per share       3,343,233     3,123,552    3,320,178    3,638,693    3,763,038
   Diluted earnings per share                               $ 1.12        $ 0.81       $ 0.99       $ 0.39       $ 0.47
                                                            ======        ======       ======       ======       ======

   Cash dividends per share                                  $  --        $ 0.08       $ 0.15       $ 0.12       $ 0.09
                                                            ======        ======       ======       ======       ======

                                                                    At Or For The Year Ended December 31,
                                                       -----------------------------------------------------------------
                                                              2001          2000         1999         1998         1997
                                                              ----          ----         ----         ----         ----
Selected Financial Ratios and Other Data (1):
Performance Ratios
   Return on average assets (2)                              0.73%         0.53%        0.73%        0.33%        0.43%
   Return on average stockholders' equity (3)                7.94%         6.24%        8.05%        3.29%        3.99%
   Average stockholders' equity to average assets            9.16%         8.52%        9.04%       10.06%       10.70%
   Stockholders' equity to total assets at
      end of period                                          9.33%         9.02%        8.82%        9.06%       11.50%
   Interest rate spread during the period (4)                3.67%         3.54%        3.27%        2.43%        2.31%
   Net interest margin (5)                                   4.04%         3.96%        3.69%        2.96%        2.83%
   Interest rate margin on average total assets (6)          3.83%         3.79%        3.53%        2.84%        2.72%
   Average interest-earning assets /
      average interest-bearing liabilities                 109.44%       109.62%      110.61%      112.00%      111.29%
   Non-interest expense / average total assets               2.79%         2.88%        2.62%        2.57%        2.30%
   Efficiency ratio (7)                                     64.41%        67.30%       64.14%       76.86%       73.82%

Regulatory Capital Ratios (8)
   Tangible capital                                          8.24%         8.03%        7.11%        6.53%        9.13%
   Core capital                                              8.24%         8.03%        7.11%        6.53%        9.14%
   Tier one risk based capital                              11.38%        11.03%        9.58%       10.42%       16.07%
   Total risk based capital                                 12.64%        12.28%       10.56%       11.35%       16.82%

Asset Quality Ratios
   Non-performing loans / gross loans
      receivable (9)                                         0.48%         1.19%        2.25%        0.96%        0.77%
   Non-performing assets / total assets (10)                 0.42%         0.98%        1.79%        0.71%        0.58%
   Net charge-offs / average gross loans receivable          0.02%         0.08%        0.03%           --        0.01%
   Allowance for loan losses / gross
      loans receivable (9)                                   1.41%         1.35%        0.96%        0.92%        0.63%
   Allowance for loan losses / non-performing loans        295.96%       113.14%       42.80%       95.37%       81.57%
   Allowance for total estimated losses /
      non-performing assets                                295.96%       113.14%       42.30%       87.15%       70.57%

Other Data
   Number of full-service customer facilities                    8             8            8            8            7
   Number of ATM's                                              11            11           10           10            9

------------------------------------------------------

(1) Regulatory Capital Ratios and Asset Quality Ratios are end of period ratios. With the exception of end of period ratios, all ratios are based on average daily balances during the indicated periods.
(2)  Return on average assets is net income divided by average total assets.
(3) Return on average stockholders' equity is net income divided by average stockholders' equity.
(4) Interest rate spread during the period represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5) Net interest margin equals net interest income as a percent of average interest-earning assets.
(6) Interest rate margin on average total assets equals net interest income as a percent of average total assets.
(7) The efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income. The efficiency ratio measures how much in expense the Company invests in order to generate each dollar of net revenue.
(8) Regulatory capital ratios are defined in Item 1. - "Business - Supervision And Regulation - Regulatory Capital Requirements And Capital Categories."
(9) Gross loans receivable includes loans held for investment and loans held for sale, less undisbursed loan funds and unamortized yield adjustments.
(10) Non-performing assets includes all nonperforming loans (nonaccrual loans and restructured loans) and real estate acquired via foreclosure or by acceptance of a deed in lieu of foreclosure.

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

General

         The Company's primary business is providing financial services to individuals and businesses. The Company is headquartered in Watsonville, California, along the Central Coast. The Bank's history dates to 1925.

         The Company pursues its business through conveniently located branch offices, where it attracts checking, money market, savings, and certificate of deposit accounts. These deposits, and other available funds, are invested in a variety of loans and securities. The vast majority of the Company's loans at December 31, 2001 were secured by various types of real estate. The Bank's deposit gathering and lending markets are concentrated in the communities surrounding its eight full service branch offices located in Santa Cruz, northern Monterey, and southern Santa Clara Counties, in California. The Company also conducts its business by a variety of electronic means, including Internet banking, telephone banking, and automated teller machine ("ATM") networks.

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

         As discussed under "Item 1. Business - Company Strategy", the Company is in the process of transforming itself from a savings & loan association that was historically focused upon funding residential mortgage loans with certificates of deposit into a community based commercial bank offering a far wider scope of financial services to individuals and businesses. This transformation is being undertaken to enhance stockholder value while at the same time better meeting the financial needs of the individuals, families, professionals, and businesses in the Greater Monterey Bay Area of Central California. This transformation presents significant execution risk, as the strategic profile being pursued by the Company requires much greater human and technological resources to accomplish than the Company's historical operations. In addition, community commercial banking is by nature a higher risk activity than traditional savings & loan business, with increased credit and operational risks, among other risk factors.

Activities Not Conducted By The Company

         At December 31, 2001, the Company did not have:

o foreign currency risk, as all of the Company's operations are conducted in US dollars

o interest rate swap, cap, floor, or collar agreements; or other freestanding or embedded derivatives

o off balance sheet activity other than normal commitments to fund loans and lines of credit

o    special purpose entities

o    debt securities convertible into equity

In conjunction with its interest rate risk management program, the Company may, however, in the future enter into interest rate swap, cap, floor, collar, or similar arrangements. In addition, the Company may pursue different types and sources of capital in the future to support its growth, including trust preferred securities or convertible securities.

Primary Risks Experienced By The Company

         The greatest single source of risk to the Company is credit risk. Credit risk is the financial exposure to borrowers' not repaying the loans extended by the Company. Other significant risks experienced by the Company are interest rate risk and operational risk. Interest rate risk is the financial exposure resulting from changes in nominal and relative interest rates, as more fully discussed under "Item 7a. Quantitative and Qualitative Disclosure of Market Risk". Operational risk results from the Company's funds transfer and related activities, whereby the Company could experience loss if funds were inappropriately transferred and not recovered. The Company maintains extensive policies and procedures and certain insurance policies designed to mitigate these primary risks. However, no set of practices can eliminate every potential current and future source of these risks. In addition, the Company creates economic value and earns income in part through the effective management, but not elimination, of these primary risks.

Critical Accounting Policies

         The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The Company's significant accounting policies are presented in Note 1 to the Consolidated Financial Statements, which are included in this Annual Report. The Company follows accounting policies typical to the community commercial banking industry and in compliance with various regulations and guidelines as established by the Financial Accounting Standards Board ("FASB") and the Bank's primary federal regulator, the OTS.

         The Company's most significant management accounting estimate is the appropriate level for the allowance for loan losses. As discussed under "Item 1. Business - Credit Quality - Allowance For Loan Losses", the Company follows a methodology for calculating the appropriate level for the allowance for loan losses. However, various factors, many of which are beyond the control of the Company, could lead to significant revisions in the amount of allowance for loan losses in future periods, with a corresponding impact upon the results of operations. In addition, the calculation of the allowance for loan losses is by nature inexact, as the allowance represents Management's best estimate of the loan losses inherent in the Company's credit portfolios at the reporting date. These loan losses will occur in the future, and as such cannot be determined with absolute certainty at the reporting date.

         Other estimates that the Company utilizes in its accounting include the expected useful lives of depreciable assets, such as buildings, building improvements, equipment, and furniture. The useful lives of various technology related hardware and software can be subject to change due to advances in technology and the general adoption of new standards for technology or interfaces among computer or telecommunication systems.

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

         Had compensation costs for the stock option Plans been determined based upon the fair value at the date of grant consistent with SFAS No. 123, "Accounting For Stock Based Compensation", the Company's net income and earnings per share would have been reduced as disclosed in Note 18 to the Consolidated Financial Statements, based upon the assumptions listed therein.

         GAAP itself may change over time, impacting the reporting of the Company's financial activity. Although the economic substance of the Company's transactions would not change, alterations in GAAP could affect the timing or manner of accounting or reporting.

Interest Rate Environment

         The table below presents an overview of the interest rate environment during the two years ended December 31, 2001. During the first half of 2000, the Federal Reserve continued the series of interest rate increases it commenced in mid-1999, with the final rate increase implemented in May 2000. These increases were implemented by the Federal Reserve in response to strong economic growth and tight labor markets, among other factors. The Federal Reserve did not adjust its benchmark interest rates (including the target rate for overnight federal funds) again until January 2001. In January 2001, the Federal Reserve commenced what would become a historically large and rapid decrease in interest rates, as the economy slowed and eventually fell into recession. During 2001, the Federal Reserve cut interest rates a total of 11 times for an aggregate decrease of 475 basis points. By the end of 2001, short term interest rates were at low nominal levels that had not been seen for decades.

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

         The Treasury yield curve shifted from a more traditional positively sloped curve at the beginning of 2000 to significantly negatively sloped curve by the end of the year. Inverted yield curves often present challenges to financial institutions, as short term funding rates can be higher than longer term investment rates. By mid 2001, the Treasury yield curve had returned to its more traditional positive slope. By the end of 2001, the Treasury yield was the steepest in the past two years, with a 333 basis point differential between the three month and ten year Treasury instruments. Steep, positively sloped yield curves are generally favorable for financial institutions, including the Company, as near term cash flows from intermediate to longer term higher yielding assets can be funded at comparatively low interest rates.

         The past two years thus represented a period of substantial interest rate volatility, with significant changes in the nominal and relative levels of interest rates. This magnitude of interest rate volatility presents additional challenges to financial institutions, including the Company, in managing cash flows and interest rate risk exposure.

         The 11th District Cost Of Funds Index ("COFI") and the 12 MTA Index ("12 MTA" - the 12 month cumulative average of the 1 year Treasury Constant Maturities Index or "1 Year CMT") are by nature lagging indices that trail changes in more responsive interest rate indices such as those associated with the spot Treasury or LIBOR markets.

Index/ Rate (1)         12/31/99    3/31/00   6/30/00    9/30/00  12/31/00    3/31/01   6/30/01    9/30/01  12/31/01
---------------         --------    -------   -------    -------  --------    -------   -------    -------  --------
3 month Treasury bill      5.31%      5.87%     5.85%      6.20%     5.89%      4.28%     3.65%      2.37%     1.72%
6 month Treasury bill      5.73%      6.14%     6.22%      6.27%     5.70%      4.13%     3.64%      2.35%     1.79%
2 year Treasury note       6.24%      6.47%     6.36%      5.97%     5.09%      4.18%     4.24%      2.85%     3.02%
5 year Treasury note       6.34%      6.31%     6.18%      5.85%     4.97%      4.56%     4.95%      3.80%     4.30%
10 year Treasury note      6.44%      6.00%     6.03%      5.80%     5.11%      4.92%     5.41%      4.59%     5.05%
Target federal funds       5.50%      6.00%     6.50%      6.50%     6.50%      5.00%     3.75%      3.00%     1.75%
Prime rate                 8.50%      9.00%     9.50%      9.50%     9.50%      8.00%     6.75%      6.00%     4.75%
3 month LIBOR              6.00%      6.29%     6.77%      6.81%     6.40%      4.88%     3.84%      2.59%     1.88%
12 month LIBOR             6.50%      6.94%     7.18%      6.80%     6.00%      4.67%     4.18%      2.64%     2.44%
1 Year CMT (2)             5.84%      6.22%     6.17%      6.13%     5.60%      4.30%     3.58%      2.82%     2.22%
12 MTA (2)                 5.08%      5.46%     5.79%      6.04%     6.11%      5.71%     5.10%      4.40%     3.48%
COFI (2)                   4.85%      5.00%     5.36%      5.55%     5.62%      5.20%     4.50%      3.97%     3.07%

------------------------------------------------------
(1)  Indices / rates are spot values unless otherwise noted.
(2)  These indices / rates are monthly averages.

Business Strategy

         The Company's overall business objective is to maximize stockholder value. The Company's Directors and Management believe that the best approach to achieving that key objective is to continue the Company's strategic transformation from a traditional savings & loan into a community commercial bank offering a broader range of financial services, products, and solutions to individuals and businesses in California. The Company's Directors and Management also believe that following a relationship focused approach to helping customers attain their financial goals progresses the Company toward its key strategic objective while also improving the quality of life in the communities served by the Company and making the Company a desirable employer. The Company's business strategy thus integrates advancing the interests of its three key constituencies: stockholders, local communities, and employees.

         Specific elements of the Company's business strategy include:

o Increasing the ratio of loans to assets as a means of enhancing net interest income, serving more customers, moderating exposure to changes in interest rates, and better utilizing the Company's capital resources.

o Diversifying the product mix within the loan portfolio to reduce the high concentration in residential mortgages while also meeting the financing needs of consumers and businesses within the Company's market areas.

o Enhancing the delivery of relationship banking, where the Company's employees invest time and resources in thoroughly understanding their customers and thereby provide a comprehensive financial services solution.

o Expanding services for businesses, including improved deposit courier service, Internet business banking, funds sweep, and cash management products.

o Acquiring customers disaffected by the acquisition of their financial services provider or branch office.

o Capitalizing on the Company's position as one of the largest independent financial institutions in the Greater Monterey Bay Area and on the Bank's 76 year history.

o Bolstering non-interest income as a percent of total revenues, with such non-interest income sourced from an expanding list of fee based products and services, including ATM surcharges, deposit account and branch service charges, and sales of non-FDIC insured investment products including mutual funds and annuities.

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

o Pursuing alternative forms of delivery and new technologies for financial products and services as a means of attracting a greater volume of business while also improving the Company's efficiency ratio.

o Adding additional branch or loan production office facilities to better and more completely serve the Company's key market areas.

o Increasing the Company's visibility in and contributions to its local communities through the donation of equipment, funds, and employee time to a wide range of organizations committed to improving the quality of life in the Greater Monterey Bay Area.

For additional information regarding the Company's strategy, please see "Item 1. Business - Company Strategy".

         The Company intends to continue pursuing this business strategy in 2002, with specific goals of adding a Southern California loan production office (opened in February, 2002), seeking sites for a de novo retail branch or opportunities for the acquisition of existing bank branches, expanding the Commercial Banking group, increasing customer use of Internet banking and electronic bill payment, pursuing additional remote ATM sites, implementing new technologies complementary to the new core data processing system installed in 2001, and effectively managing the Company's strong capital position. However, there can be no assurance that any such steps will be implemented, or if implemented, whether such steps will improve the Company's financial performance.

Analysis Of Results Of Operations For The Years Ended December 31, 2001 And December 31, 2000

Overview

         For the year ended December 31, 2001, net income was $3.75 million, equivalent to $1.15 basic earnings per share and $1.12 diluted earnings per share. This compares to net income of $2.52 million, or $0.81 basic and diluted earnings per share, for the year 2000. The $3.75 million in 2001 net income was the highest annual level in the Company's history. Return on average stockholders' equity increased from 6.24% in 2000 to 7.94% in 2001. Return on average assets increased from 0.53% in 2000 to 0.73% in 2001.

         The Company's financial performance increased sequentially from the first quarter of 2001 through to the fourth quarter, which represented the highest quarterly earnings in the Company's history. The continued implementation of the Company's strategic plan was a primary factor in the Company's improved financial performance in 2001 versus 2000. Other factors included a more favorable credit experience in 2001 versus 2000, and better results on the sale of securities.

Net Interest Income

         Net interest income increased from $18.0 million in 2000 to $19.7 million in 2001 due to both expanded spreads and greater average balances of interest earnings assets. The Company's ratio of net interest income to average total assets increased from 3.79% in 2000 to 3.83% in 2001 despite the Company's difficulty in decreasing NOW and Savings deposit rates at the same pace as the declines in indices used for adjustable rate loans. The Company's NOW and Savings deposit rates were already at low nominal levels before the significant interest rate cuts (totaling 475 basis points) implemented by the Federal Reserve throughout 2001. The Company moderated the impact of these factors in 2001 through its proactive asset / liability management program and a shift in balance sheet composition.

         The Company's ratio of net interest income to average total assets rose to 3.92% during the fourth quarter of 2001, as the new commercial banking customers attracted during 2001 commenced having a more significant, positive impact upon the Company's spreads.

         The expansion in the Company's net interest margin on average interest earning assets from 3.69% in 1999 to 3.96% in 2000 to 4.04% in 2001 constitutes a key trend in the Company's financial performance. This trend has resulted from the actions taken by the Company coincident with its strategic plan.

         The $1.7 million, or 9.8%, increase in net interest income generated in 2001 versus 2000 primarily resulted from four factors:

1.  Change In Asset Mix

Average net loans receivable increased from 80.0% of average total assets in 2000 to 83.8% of average total assets in 2001. Lower yielding cash equivalents, investment securities, and mortgage backed securities all declined as a percentage of average total assets in 2001 versus 2000. The benefits from this shift in asset mix were significant, as the average rate earned on net loans receivable in 2001 was 8.21%, substantially above the 4.13% earned on cash equivalents, 5.55% earned on investment securities, and 6.08% earned on mortgage backed securities.

2.  Change in Liability Mix

Average transaction deposit accounts (DDA, NOW, Savings, and Money Market combined) as a percentage of average total deposits rose from 40.5% in 2000 to 41.1% in 2001. Transaction deposit accounts present a lower cost of funding than most alternative sources. Non-interest bearing demand deposit accounts ("DDA") rose from 4.3% of average total deposits in 2000 to 4.6% in 2001. The Company has targeted increased DDA balances, particularly from business customers, as an important component of its business strategy.

3.  Increased Average Balance Sheet

Average total assets increased by 8.6% from 2000 to 2001. The larger average balances of interest earning assets and interest bearing liabilities, combined with expanding spreads, contributed toward greater nominal net interest income.

4.  Asset / Liability Management

Net interest income in 2001 benefited from positions taken by the Company as a result of its asset / liability management program, as more fully discussed under "Item 7a. Quantitative and Qualitative Disclosure of Market Risk". Early in 2001, the Company moderately increased the net liability sensitivity of the balance sheet in order to benefit from the rapid and significant interest rate cuts being implemented by the Federal Reserve. This was accomplished, in part, by adding intermediate term, fixed rate assets during the first half of the year, primarily in the form of residential hybrid mortgages.

         Net interest income was also benefited in 2001 versus 2000 by an increase in average stockholders' equity, which was substantially offset by an increase in average non-interest earning assets, primarily deferred tax assets. As presented in Note 13 to the Consolidated Financial Statements, net deferred tax assets increased in 2001 primarily due to the rise in the Company allowance for loan losses and because of the differential between book and tax amortization periods for core deposit intangibles.

         In conjunction with its business strategy, the Company plans to expand net interest income in future periods by:

o    continuing to increase the percentage of its assets allocated to loans

o shifting the loan mix toward higher yielding types of loans and away from comparatively lower yielding residential mortgages

o raising the percentage of its total deposits represented by transaction accounts and decreasing the percentage of total deposits represented by certificates of deposit

o    increasing the volume of interest earning assets

o continuing to proactively manage the Company's exposure to changes in the nominal and relative levels of general market interest rates

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

                                       Year Ended December 31, 2001   Year Ended December 31, 2000    Year Ended December 31, 1999
                                       -----------------------------  ------------------------------  -----------------------------
                                        Average                Avg.     Average                Avg.     Average               Avg.
                                        Balance   Interest     Rate     Balance   Interest     Rate     Balance  Interest     Rate
                                        -------   --------     ----     -------   --------     ----     -------  --------     ----
                                                                       (Dollars In Thousands)
Assets
Interest earning assets:
   Cash equivalents (1)                 $ 7,598      $ 314    4.13%     $ 8,533     $ 540     6.33%    $  5,837     $ 280    4.80%
   Investment securities (2)              7,318        406    5.55%       8,915       689     7.73%      13,620       871    6.40%
   Mortgage backed securities (3)        38,795      2,360    6.08%      53,822     3,755     6.98%      73,122     4,884    6.68%
   Loans receivable, net (4)            432,020     35,485    8.21%     379,823    32,556     8.57%     339,036    27,218    8.03%
   FHLB stock                             3,065        166    5.42%       3,003       217     7.23%       3,139       164    5.22%
                                       --------     ------    ----     --------    ------     ----     --------    ------    ----

Total interest earning assets           488,796     38,731    7.92%     454,096    37,757     8.31%     434,754    33,417    7.69%
                                                    ------                         ------                          ------
Non-interest earnings assets             26,555                          20,391                          18,691
                                       --------                        --------                        --------

Total assets                           $515,351                        $474,487                        $453,445
                                       ========                        ========                        ========

Liabilities & Equity
Interest bearing liabilities:
   NOW accounts                         $40,944        366    0.89%    $ 36,317       550     1.51%    $ 25,205       388    1.54%
   Savings accounts                      19,370        216    1.12%      15,803       281     1.78%      15,583       280    1.80%
   Money market accounts                 92,237      3,452    3.74%      87,733     4,040     4.60%      82,006     3,402    4.15%
   Certificates of deposit              246,315     12,415    5.04%     230,099    12,360     5.37%     229,493    11,060    4.82%
                                       --------     ------             --------    ------              --------    ------
   Total interest-bearing deposits      398,866     16,449    4.12%     369,952    17,231     4.66%     352,287    15,130    4.29%
   FHLB advances                         47,526      2,518    5.30%      43,946     2,514     5.72%      37,600     2,078    5.53%
   Other borrowings (5)                     244         23    9.43%         359        32     8.91%       3,182       180    5.65%
                                       --------     ------             --------    ------              --------    ------
Total interest-bearing                  446,636     18,990    4.25%     414,257    19,777     4.77%     393,069    17,388    4.42%
                                                    ------                         ------                          ------
liabilities
Demand deposit accounts                  19,104                          16,720                          17,610
Other non-interest bearing liabilities    2,396                           3,104                           1,776
                                       --------                        --------                        --------
Total liabilities                       468,136                         434,081                         412,455

Stockholders' equity                     47,215                          40,406                          40,990
                                       --------                        --------                        --------

Total liabilities & equity             $515,351                        $474,487                        $453,445
                                       ========                        ========                        ========

Net interest income                                $19,741                        $17,980                         $16,029
                                                   =======                        =======                         =======
Interest rate spread (6)                                      3.67%                           3.54%                          3.27%
Net interest earning assets              42,160                          39,839                          41,685
Net interest margin (7)                               4.04%                          3.96%                           3.69%
Net interest income /
     average total assets                             3.83%                          3.79%                           3.53%
Interest earnings assets /
     interest bearing liabilities          1.09                            1.10                            1.11


Average balances in the above table were calculated using average daily figures. Interest income is reflected on an actual basis, as the Company maintained no tax preferenced securities during the periods reported.

-----------------------------------------

(1) Includes federal funds sold, money market fund investments, banker's acceptances, commercial paper, interest earning deposit accounts, and securities purchased under agreements to resell.
(2)  Includes  investment  securities  both  available  for  sale  and  held  to maturity.
(3) Includes mortgage backed securities, including CMOs, both available for sale and held to maturity.
(4) In computing the average balance of loans receivable, non-accrual loans and loans held for sale have been included. Amount is net of deferred loan fees, premiums and discounts, undisbursed loan funds, and allowances for loan losses. Interest income on loans includes amortized loan fees and costs, net, of $223,000, $250,000, and $293,000 in 2001, 2000, and 1999,
     respectively.
(5) Includes federal funds purchased, securities sold under agreements to repurchase, and borrowings under MBBC's line of credit.
(6) Interest rate spread represents the difference between the average rate on interest earning assets and the average rate on interest bearing liabilities.
(7) Net interest margin equals net interest income before provision for estimated loan losses divided by average interest earning assets.

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

                                                 Year Ended December 31, 2001                 Year Ended December 31, 2000
                                                         Compared To                                  Compared To
                                                 Year Ended December 31, 2000                 Year Ended December 31, 1999
                                           -----------------------------------------    -----------------------------------------
                                                  Increase (Decrease) Due To                   Increase (Decrease) Due To
                                           -----------------------------------------    -----------------------------------------
                                                                  Volume                                       Volume
                                            Volume       Rate     / Rate        Net      Volume       Rate     / Rate        Net
                                            ------       ----     ------        ---      ------       ----     ------        ---
                                                                           (Dollars In Thousands)
Interest-earning assets
-----------------------
Cash equivalents                             $ (59)    $ (187)     $  20     $ (226)      $ 129      $  89      $  42     $  260
Investment securities                         (123)      (194)        34       (283)       (301)       182        (63)      (182)
Mortgage backed securities                  (1,048)      (481)       134     (1,395)     (1,289)       218        (58)    (1,129)
Loans receivable, net                        4,474     (1,358)      (187)     2,929       3,274      1,842        222      5,338
FHLB Stock                                       4        (54)        (1)       (51)         (7)        63         (3)        53
                                            ------     ------      -----     ------      ------      -----      -----     ------
     Total interest-earning assets           3,248     (2,274)         0        974       1,806      2,394        140      4,340
                                            ------     ------      -----     ------      ------      -----      -----     ------

Interest-bearing liabilities
----------------------------
NOW Accounts                                    70       (225)       (29)    $ (184)        171         (6)        (3)       162
Savings accounts                                63       (105)       (23)       (65)          4         (3)        --          1
Money market accounts                          207       (757)       (38)      (588)        238        374         26        638
Certificates of deposit                        871       (762)       (54)        55          29      1,267          4      1,300
                                            ------     ------      -----     ------      ------      -----      -----     ------
Total interest-bearing deposits              1,211     (1,849)      (144)      (782)        442      1,632         27      2,101
FHLB advances                                  205       (186)       (15)         4         351         73         12        436
Other borrowings                               (10)         2         (1)        (9)       (159)       104        (93)      (148)
                                            ------     ------      -----     ------      ------      -----      -----     ------
     Total interest-bearing liabilities      1,406     (2,033)      (160)      (787)        634      1,809        (54)     2,389
                                            ------     ------      -----     ------      ------      -----      -----     ------
Increase (decrease) in net interest income  $1,842     $ (241)     $ 160     $1,761      $1,172      $ 585      $ 194     $1,951
                                            ======     ======      =====     ======      ======      =====      =====     ======

Interest Income

         Interest income for the year ended December 31, 2001 totaled $38.7 million, an increase of $0.9 million from $37.8 million in the prior year. This 2.6% increase resulted from the effects of greater average balances of interest earning assets and a shift in the earning asset mix more than offsetting the impact of a lower interest rate environment in 2001 versus 2000.

         Interest income on loans increased 9.0% from $32.6 million in 2000 to $35.5 million in 2001, as the effect of greater average balances more than offset a decline in average rate from 8.57% in 2000 to 8.21% in 2001. Because the vast majority of the Company's loans are either adjustable rate or fixed rate for a limited period of time and then adjustable rate, the declining interest rate environment prevalent throughout 2001 reduced the Company's yield on its loan portfolio. The drop in this yield was, however, moderated by periodic caps and lifetime floors on certain loan products.

         Interest income on mortgage backed securities declined from $3.8 million in 2000 to $2.4 million in 2001 due to both lower average balances and reduced average rates. The reduction in average balances was intentional, as the Company used scheduled principal payments, principal prepayments, and sales of mortgage backed securities to support the expansion in the loan portfolio and achieve the targeted shift in asset mix. The decline in average rates was caused by:

o a shift in the mix of mortgage backed securities away from long term, fixed rate pass-though certificates to lower duration collateralized mortgage obligations and adjustable rate pass through certificates in conjunction with the Company's asset / liability management program

o a shift in the mix of collateralized mortgage obligations away from Non Agency issued securities toward Agency issued securities in order to obtain greater liquidity and to increase the amount of securities eligible for use a collateral for various types of deposits

o the general decline in interest rates, as adjustable rate mortgage backed securities repriced downwards and as new security purchases during 2001 generally had lower effective rates than the securities in the portfolio at the end of 2000

     Please refer to Note 4 to the Consolidated Financial Statements for additional information regarding mortgage backed securities.

     Interest income on investment securities decreased from $689 thousand in 2000 to $406 thousand in 2001. This decline was due to lower average balances and lower average rates. Because all of the Company's investment securities in 2000 and 2001 were variable rate corporate trust preferred securities that adjust quarterly based upon the 3 Month LIBOR Index, these securities repriced downwards rapidly in 2001 in conjunction with the interest rate cuts implemented by the Federal Reserve. Please refer to Note 3 to the Consolidated Financial Statements for additional information regarding investment securities.

         Interest income on cash equivalents declined from $540 thousand in 2000 to $314 thousand in 2001 due to both lower average balances and lower average rates. An objective of the Company is to minimize its cash & cash equivalent position, subject to ensuring the maintenance of sufficient liquidity, in order to allocate investable funds toward higher yielding types of assets. Because cash equivalents are of limited term, they repriced downward quickly in 2001.

         Dividend income on FHLB stock decreased from $217 thousand in 2000 to $166 thousand in 2001 due to lower effective rates. The lower effective rates were due to the lower interest rate environment in 2001 versus 2000 and due to the FHLB-SF's decision to pay particularly high dividend rates during the first half of 2000 in conjunction with its capital management program.

Interest Expense

         Interest expense for the year ended December 31, 2001 totaled $19.0 million, representing a decrease of $0.8 million, or 4.0%, from $19.8 million in the prior year. This decrease resulted from the change in the mix of interest bearing liabilities and the effect of lower average rates more than offsetting the impact of greater average balances of interest bearing liabilities.

         Interest expense on interest bearing deposits decreased from $17.2 million in 2000 to $16.4 million in 2001, as the change in composition and the effect of lower effective rates more than offset the impact of greater average balances. The increased average balances were in conformity with the Company's strategic plan of increasing market share in its local communities and better meeting the savings, funds management, and investment needs of individuals and businesses in the Greater Monterey Bay Area. The lower average rates in 2001 versus 2000 resulted from the lower interest rate environment and a shift in deposit mix away from relatively higher cost certificates of deposit toward relatively lower cost transaction accounts. Certificates of deposit constituted 58.9% of average total deposits in 2001, compared to 59.5% the prior year. The weighted average cost of interest bearing deposits declined from 4.66% in 2000 to 4.12% in 2001. A rise in attractively priced funds in conjunction with the State of California Time Deposit program also contributed to the decrease in average deposit costs in 2001.

         Interest expense on borrowings was nearly constant in 2000 and 2001, as the effect of an increase in average balances was offset by the impact of lower average rates. While the Company has access to various types of borrowings, most borrowings in 2001 were concentrated in FHLB advances. The various credit programs from the FHLB-SF provide the Company with the opportunity to undertake specific borrowings designed to meet current and projected funding needs while also facilitating the asset / liability management program. The average effective rate on borrowings other than FHLB advances was inflated in 2000 and 2001 by the amortization of the commitment fee associated with MBBC's line of credit from a correspondent bank.

Provision For Loan Losses

         Implicit in lending activities is the risk that losses will occur and that the amount of such losses will vary over time. Consequently, the Company maintains an allowance for loan losses by charging a provision to operations. Loans determined to be losses are charged against the allowance for loan losses. The allowance for loan losses is maintained at a level considered by Management, at a point in time and with then available information, to be adequate to provide for estimable and probable losses inherent in the existing portfolio.

         In evaluating the adequacy of the allowance for loan losses, Management estimates the amount of probable loss for each individual loan that has been identified as having greater than standard credit risk, including loans identified as criticized ("Special Mention"), classified ("Substandard" or lower graded), impaired, troubled debt restructured, and non-performing. In determining specific and formula loss estimates, Management incorporates such factors as collateral value, portfolio composition and concentration, trends in local and national economic and real estate conditions, the duration of the current business cycle, seasoning of the loan portfolio, historical credit experience, and the financial status of borrowers. While the overall allowance is segmented by broad portfolio categories to analyze its adequacy, the allowance is general in nature and is available for the loan portfolio in its entirety. Although Management believes that the allowance is adequate, future provisions are subject to continuing evaluation of inherent risk in the loan portfolio, as conducted by both Management and the Bank's regulators.

         Provisions for loan losses declined from $2.2 million in 2000 to $1.4 million in 2001. The change in provisions was due to the result of the Company's methodology for calculating the level of allowance for loan losses. Factors that contributed to the reduction in provisions in 2001 versus the prior year included:

o    a lower level of net charge-offs in 2001 versus 2000

o a decrease in the amount of classified loans at December 31, 2001 versus the prior year end

o a reduced concentration of relatively higher risk construction and land loans in 2001 versus 2000

o the reduction in specific reserves of $600 thousand associated with a commercial real estate construction loan that was collected in full during the second quarter of 2001

o an increased concentration of relatively lower risk residential and multifamily mortgages in 2001 versus 2000

         The above factors more than offset the impact of a larger loan portfolio, including growth in commercial business loans outstanding, which increased from $3.1 million at December 31, 2000 to $8.8 million at December 31, 2001. The above factors also more than offset higher reserve factors for the Company's portfolios of hotel / motel real estate loans and Business Express loans (see "Item 1. Business - Credit Quality").

         To the extent that the Company is successful in its business strategy and thereby continues building the size of its loan portfolio while also extending increased volumes of construction, income property, and business lending, Management anticipates that additional provisions will be required and charged against operations in 2002, with the ratio of allowance for loan losses to loans receivable increasing to reflect the greater credit exposure inherent in the loan mix.

Non-Interest Income

         Non-interest income totaled $2.6 million in 2001, comparing favorably to $2.3 million in 2000. The Company recorded $190 thousand in pre-tax gains on security sales in 2001, versus a pre-tax loss of $55 thousand during 2000. As discussed below, customer service charges and mortgage banking income also increased in 2001 versus the prior year, offset by reduced loan servicing income and decreased commissions from sales of non-FDIC insured investments.

         Service charge income rose from $1.3 million during 2000 to $1.7 million during 2001. This increase primarily resulted from the revised fee and service charge schedule implemented with the new core processing system in 2001.

         Loan servicing income totaled $101 thousand during 2001, compared to $118 thousand during 2000. The Company continues to sell the vast majority of its long term, fixed rate residential loan production into the secondary market on a servicing released basis. As a result, the portfolio of loans serviced for others is declining as loans pay off. At December 31, 2001, the Company serviced $42.6 million in various types of loans for other investors, compared to $62.0 million at December 31, 2000.

         Commissions from sale of non-FDIC insured investments totaled $244 thousand during 2001, compared to $676 thousand during 2000. Less favorable general capital market conditions, the events of September 11, 2001, and investment staff turnover and vacancies contributed to the lower revenues in 2001 versus 2000. During early 2002, the Company continued to be challenged in recruiting licensed investment sales representatives.

         Gains on the sale of loans increased from $23 thousand during 2000 to $88 thousand during 2001. The lower general interest rate environment in 2001 led to a strong residential loan refinance market, which in turn bolstered the Company's mortgage banking activity. In 2001, the Company implemented new technology designed to speed the processing, funding, and delivery into the secondary market of fixed rate residential mortgages, thus lower operating costs and providing enhanced customer service.

         Further augmenting non-interest income, both nominally and a percentage of total revenue, constitutes a primary component of the Company's business strategy. In 2002, the Company plans to enhance its fee income by continuing to market electronic bill payment and debit card services, increasing the number of transaction deposit accounts, and selling depository and cash management services to business customers who would be charged via account analysis.

Non-Interest Expense

         Non-interest expense rose $0.7 million, or 5.1%, from $13.7 million in 2000 to $14.4 million in 2001. Total non-interest expense in 2001 was increased by costs for the March 2001 data processing conversion ($447 thousand) and legal and other expenses associated with the arbitration of claims by a former executive ($284 thousand). Total non-interest expenses in 2000 included $108 thousand in costs for the data processing conversion and $250 thousand accrued for settlement of the claims by the former executive. Costs for the data processing conversion included de-conversion fees to the prior service bureau, printing and postage costs for additional customer communications, employee training and travel costs, and consulting fees for technology professionals retained to assist with and speed the implementation of the new system.

         Throughout 2001, the Company adjusted its staffing to advance the strategic plan, primarily through the hiring of commercial loan officers and professional bankers. Staffing was also increased in the data processing function, coincident with the Company's shifting from an external service bureau to in-house data processing. The change in the Company's systems environment also impacted various other operating expenses. Data processing fees were much lower in 2001 versus 2000, while equipment expense was higher due to the added depreciation from the new hardware and software installed in 2001.

         Compensation and employee benefit costs also increased in 2001 versus 2000 for payments under certain incentive compensation plans. These expenses rose in 2001 in conjunction with the Company's improved financial performance. Costs for the Bank's employee stock ownership plan ("ESOP") increased in 2001 versus 2000 because of the higher average price of Monterey Bay Bancorp, Inc. common stock.

         Advertising and promotion costs during 2001 were $249 thousand, down from $361 thousand in 2000 primarily due to the Company's reducing certain marketing efforts early in 2001 while the core processing conversion was being completed. Advertising during 2001 included local radio ads that focused on attracting business customers through the communication of the Bank's "relationship banking" approach to customer service. The Bank also continued to promote its 2001 theme of "Monterey Bay Bank. Expect More. Get The Best."

         While the Company's efficiency ratio improved from 67.30% in 2000 to 64.41% in 2001, Management acknowledges that this ratio remains above levels produced by higher performing peer companies. This ratio has been unfavorably impacted during the past two years by the up front operating costs and other expenses that the Company has incurred in advance of associated revenues as the Company has implemented its strategic plan. The Company has made investments in new staff and new systems that are necessary to successfully market a broader range of financial products to a greater segment of individuals and businesses in its primary market areas. These investments by nature had to precede the associated revenues. By the fourth quarter of 2001, the financial benefits of these investments became more prominent, as the efficiency ratio during the fourth quarter of 2001 declined to 59.59%.

         The Company plans to continue making investments to support its strategic plan in 2002; in particular, the hiring of additional business relationship officers, real estate loan originators, and professional bankers. However, these investments are likely to be of lesser relative magnitude that those conducted in 2000 and 2001. In addition, management has commenced a series of initiatives designed to both improve customer service and satisfaction while also improving profitability. These initiatives, planned for implementation in 2002, include:

o increasing emphasis on variable, performance based compensation, with measurement criteria directly related to financial contribution, economic value created, customer retention, and new customer development

o implementing technology complementary to the new core processing system installed in 2001 to improve productivity and enhance customer service

o using new technology to foster the re-allocation of employee time and costs from operational or administrative functions toward revenue generation and customer service

         However, there can be no assurance that the Company will be successful in implementing the above initiatives or that the Company's will be able to improve its profitability or efficiency ratio.

Stock Based Compensation

         In 2001, the Company extensively utilized stock based compensation for Directors, Officers, and a significant number of non-officer employees. The Company believes that the use of stock based compensation aligns Director, Officer, and employee interests with those of stockholders. The Company's stock based compensation programs are discussed in Note 18 to the Consolidated Financial Statements. Several of the Company's stock based compensation programs provide for vesting periods of up to five years, thereby also encouraging Management and employees to work in the best long term interests of the Company and its stockholders. Director retainer fees during 2001 were paid in Company common stock. In addition, a number of the Bank's Officers voluntarily accepted Company common stock in lieu of certain cash compensation during 2001. These decisions included the election by the Chief Executive Officer and Chief Financial Officer to each receive a significant component of his 2001 incentive compensation in Company common stock.

         The Company intends to continue extensively utilizing stock based compensation and incentives in 2002, including the issuance of additional stock options, as approved by stockholders, at 110% of the fair market value of the stock on the date of grant. This compares to the 100% ratio generally prevalent among similar financial institution holding companies.

Provision For Income Taxes

         The provision for income taxes increased from $1.9 million in 2000 to $2.8 million in 2001 due to a rise in pre-tax income. The Company's effective book tax rate decreased slightly in 2001 versus the prior year. The Company's effective book tax rate in recent years has been above the statutory rate due to the fair market value adjustment arising from the ESOP. The Company recognizes operating expense for the ESOP based upon fair market value at the date shares are committed to be released. The differential between fair market value and the Company's historical basis in the ESOP shares committed to be released comprises the fair market value adjustment that is added to pre-tax income in determining the Company's provision for income taxes.

Comparison Of Financial Condition At December 31, 2001 And December 31, 2000

         Total assets of the Company were $537.4 million at December 31, 2001, compared to $486.2 million at December 31, 2000, an increase of $51.2 million, or 10.5%.

         Cash & cash equivalents decreased from $25.2 million at December 31, 2000 to $13.1 million at December 31, 2001 due to the Company's using cash equivalents to fund an expansion in the loan portfolio.

         Investment securities at December 31, 2000 and 2001 were composed of the same two variable rate corporate trust preferred securities issued by major US banks that reprice quarterly based upon a margin over the 3 month LIBOR rate. These two securities were rated "A-" or better by Standards & Poors rating agency at December 31, 2001. Management may consider selling these two securities in 2002 to bolster the Bank's QTL ratio, shift funds into assets that function as more effective collateral under secured borrowing arrangements, and provide funds for further expansion in loans receivable. Increasing the QTL ratio would provide additional time before the Bank would be forced by regulation to allocate the management time and incur the operating expense associated with a change in charter from a federal thrift to either a California State or national commercial bank. For additional information regarding investment securities, please refer to Note 3 to the Consolidated Financial Statements.

         Mortgage backed securities decreased from $43.0 million at December 31, 2000 to $30.6 million at December 31, 2001. During 2001, the Company utilized cash flows from sales and principal payments on mortgage related securities to fund an increase in the loan portfolio. All of the Company's mortgage backed securities at December 31, 2001 were rated "AAA" by at least one nationally recognized ratings agency.

         As highlighted in Note 4 to the Consolidated Financial Statements, during 2001, the Company also continued altering the mix of its mortgage backed securities. Long term, fixed rate pass-through securities were decreased, while variable rate and balloon mortgage backed securities were increased. CMO's were shifted to higher cash flow, shorter term securities with less extension risk. These instruments provide more periodic funds that can be used to support further expansion in net loans receivable. These changes were conducted in conjunction with the Company's asset / liability and liquidity management programs. In 2001, Management reallocated some of the Company's capacity for longer term, fixed rate assets from the security portfolio to the loan portfolio, where better yields were available for the same level of interest rate risk.

         The Company also shifted the mix in CMO issuers in 2001 toward Agency issuance and away from private label, "AAA" rated securities. This alteration in mix was conducted to provide additional eligible collateral for various types of deposits, including time deposits placed by the State of California.

         In 2002, the Company plans to continue emphasizing the use of CMO's in its mortgage backed security portfolio, as the Company can use certain CMO's (e.g. Planned Amortization Classes, or "PAC's") to target future cash flows in conjunction with its asset / liability, liquidity, and balance sheet management programs. The Company does, however, plan to purchase additional longer term, fixed rate mortgage backed securities in 2002 as part of its proactive efforts to increase investment in low to moderate income housing.

         Loans held for sale, carried at the lower of cost or market, totaled $713 thousand at December 31, 2001. The Company sells most of its long term, fixed rate residential mortgage production into the secondary market on a servicing released basis, and purchases more interest rate sensitive loans as part of its interest rate risk management program.

         Loans held for investment, net, increased from $391.8 million at December 31, 2000 to a record $465.9 million at December 31, 2001. The increase resulted from a combination of strong internal loan originations and from pool purchases of various types of California real estate loans. Net loans as a percentage of total assets increased from 80.6% at December 31, 2000 to 86.8% at December 31, 2001, in conjunction with the Company's strategy of supporting its interest margin, fostering economic activity in its local communities, and effectively utilizing the Bank's capital. Management has targeted increasing the net loan to asset ratio to 90.0% in 2002 should market conditions prove favorable.

         In conjunction with its strategic plan, the Company intends to pursue both an expansion in net loans receivable in 2002 and a shift in loan mix away from residential mortgages toward income property, construction, and business lending. The establishment of the Los Angeles loan production office in the first quarter of 2002 is expected to advance that change in mix, as that office will focus on construction and income property lending.

         While just 1.8% of gross loans outstanding at December 31, 2001, the Company's commercial business lending gained momentum during the fourth quarter of 2001, ending the year with a record loan pipeline. The new commercial banking relationship officers hired during 2001 had a positive impact in the fourth quarter of the year, generating a rise in deposit balances in addition to the expansion in the business loan portfolio.

         The Company's investment in the capital stock of the FHLB increased from $2.9 million at December 31, 2000 to $3.0 million at December 31, 2001. Stock dividends and capital stock purchases during 2001 were partially offset by a mandatory capital stock redemption.

         The Company's balance of premises and equipment, net, increased by $243 thousand in 2001 primarily due to hardware and software purchased in support of the new core processing system. Premises and equipment balances may increase more substantially in 2002 if the Company is successful in acquiring or opening de novo one or more new branch locations. For additional information regarding premises and equipment, please refer to Note 8 to the Consolidated Financial Statements.

         The Company continued to amortize its core deposit intangibles during 2001, reducing their balance from $2.2 million at December 31, 2000 to $1.5 million at December 31, 2001. This amortization, which is a non-cash charge to operations, bolsters the Bank's regulatory capital ratios (all else held constant), as intangible assets are deducted from GAAP capital in determining regulatory capital. This amortization also increases the Company's tangible book value per share. For additional information regarding core deposit intangibles, please refer to Note 9 to the Consolidated Financial Statements.

         At December 31, 2001, the Company maintained $75 thousand in originated mortgage servicing rights, down from $165 thousand a year earlier. Because the Company has adopted a program of generally selling its loans on a servicing released basis, Management anticipates that the balance of originated mortgage servicing rights will continue to decline as the existing portfolio of loans serviced for others pays off.

         Total liabilities rose 10.1% from $442.4 million at December 31, 2000 to $487.2 million at December 31, 2001. This $44.8 million increase was approximately split between an increase in deposits and an increase in borrowings. Accounts payable and other liabilities decreased by $0.9 million during 2001 primarily due to the timing of interest payments on borrowings, a reduction in accrued liabilities for deferred compensation and non-qualified retirement plans, and the 2001 settlement of claims by a former executive which had been accrued at December 31, 2000. In 2002, the Company intends to pursue the conclusion of all non-qualified retirement plans through the negotiation of lump sum payments. Such conclusion accelerates tax deductions for the Company, saves a minor amount of administrative overhead, and reduces other liabilities. This conclusion is expected to have only a minor, if any, impact on the results of operations.

         Deposits increased from $407.8 million at December 31, 2000 to a record $432.3 million at December 31, 2001. The Company experienced strong growth in money market deposits during 2001 due to a combination of sales and marketing focus and the historically low interest rate environment's leading certain customers to delay committing funds to term certificates of deposit. Deposit growth during 2001 was, however, restrained by a small number of very large competitors that conducted aggressive promotional campaigns based on paying interest rates significantly above levels offered by most money center, regional, and California community banks. Deposit growth during 2001 was also restrained by customer response to the new systems environment, as the Company eliminated passbooks in favor of statement accounts and as certain deposit products were repriced upwards to reflect competitive market conditions or the Company's costs of providing the accounts.

         The Company continues to focus on attracting new transaction deposit accounts in conjunction with its strategic plan, with the additional objective of continuing to reduce the percentage of the deposit mix represented by relatively higher cost certificates of deposit. Certificates of deposit declined from 60.0% of total deposits at December 31, 2000 to 56.4% of total deposits at December 31, 2001, despite a $5.0 million increase in funds from the State of California Time Deposit Program. For additional information regarding deposits, please refer to Note 10 to the Consolidated Financial Statements.

         FHLB advances increased from $32.6 million at December 31, 2000 to $53.6 million at December 31, 2001. During 2001, the Company utilized FHLB advances to fund some of the expansion in the loan portfolio. All of the Company's FHLB advances at December 31, 2001 were fixed rate, fixed term borrowings without call or put option features. During the fourth quarter of 2001, the Company prepaid $10.0 million in FHLB advances due in the first quarter of 2002 in order to extend the term structure of that debt in conjunction with the Company's asset / liability management program. Despite the Company's strong capital position in 2001, Management did not pursue extensive leveraging via wholesale assets and liabilities, such as FHLB advances. Management believes the Company's capital is better deployed in meeting the financial needs of individuals, families, and businesses, and that much lesser economic value is created by engaging in wholesale leveraging strategies.

         Consolidated stockholders' equity increased from $43.8 million at December 31, 2000 to $50.2 million at December 31, 2001 due to a combination of:

o    net income
o    continued amortization of deferred stock compensation
o    Directors receiving their fees in Company stock
o appreciation in the portfolio of securities classified as available for sale, recorded in other comprehensive income
o    the exercise of vested stock options

         The Company did not declare or pay any cash dividends in 2001. In 2000, the Company announced the indefinite suspension of the declaration and payment of cash dividends. The Board of Directors believes that, at this time, the Company's capital is better utilized in growing the balance sheet, expanding the Bank's franchise value, and repurchasing shares versus paying a cash dividend. In addition, paying a nominal cash dividend would cause the Company to incur additional operating costs for processing, mailing, and tax information reporting. The Company has no current plans to commence paying cash dividends in 2002.

         The Company did not conduct any share repurchases during 2001. However, as previously announced during the fourth quarter of 2001, the Company's Board of Directors has authorized a 114,035 share stock repurchase program commencing in December 2001.

         The Company's tangible book value per share increased from $12.54 at December 31, 2000 to $14.08 at December 31, 2001. The Company's tangible book value per share benefits from the amortization of deferred stock compensation and core deposit intangibles, in addition to periodic earnings and other factors that add to stockholders' equity without increasing the number of shares outstanding.

Analysis Of Results Of Operations For The Years Ended December 31, 2000 And December 31, 1999

Overview

         The Company reported net income of $2.5 million for the year ended December 31, 2000, down from net income of $3.3 million for the prior year. These amounts translate to $0.81 basic and diluted earnings per share in 2000, compared to $1.02 basic and $0.99 diluted earnings per share in 1999. The Company's return on average assets decreased from 0.73% in 1999 to 0.53% in 2000. The Company's average return on equity also fell, from 8.05% in 1999 to 6.24% in 2000. The overall reduction in net income during 2000 resulted from a number of factors, including a higher provision for loan losses, greater operating expenses, and less favorable results from the sale of securities. These factors more than offset increases in net interest income and most sources of non-interest income other than results from the sale of securities.

Net Interest Income

         During the years ended December 31, 2000 and 1999, net interest income before the provision for loan losses was $18.0 million and $16.0 million, respectively. The level of average interest-earning assets over the same years was $454.1 million and $434.8 million, respectively. The net interest spread was 3.54% and 3.27%, respectively, for the years ended December 31, 2000 and 1999. During these same periods, the ratio of net interest income to average total assets was 3.79% and 3.53%, respectively.

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

         Average non-interest bearing liabilities increased from $19.4 million during 1999 to $19.8 million during 2000. Increases in average non-interest bearing liabilities, which primarily consist of demand deposit accounts, favorably impact the Company's net interest income.

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

         Interest income on mortgage backed securities decreased from $4.9 million in 1999 to $3.8 million in 2000, as the impact of lower average balances more than offset the effect of higher average rates. A similar pattern applied to interest income on investment securities, which decreased from $871 thousand in 1999 to $689 thousand in 2000. The average rate on the Company's investments in corporate trust preferred securities rose relatively rapidly during 2000 due to their repricing quarterly based on the responsive three month LIBOR index. The increase in rate was, however, insufficient to offset the impact of lower average volumes resulting from the sale of corporate trust securities with a face value of $4.0 million during 2000.

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

Interest Expense

         Interest expense on deposits increased from $15.1 million during 1999 to $17.2 million during 2000 due to a combination of greater average balances and higher average rates. The greater average balances stemmed from the Company's deposit marketing initiatives throughout the year to attract more consumer and business deposit accounts. The average rate paid on deposits during 2000 increased from the prior year, despite a favorable shift in deposit mix, due to the higher general interest rate environment. The average cost of interest bearing deposits rose from 4.29% during 1999 to 4.66% during 2000.

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

4. Specific reserves rose from $200 thousand at December 31, 1999 to $600 thousand at December 31, 2000. The $600 thousand specific reserve at
     December 31, 2000 was associated with a $2.85 million commercial construction loan located in the Company's primary market area. This loan was collected in full in April 2001.

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

     o A $250 thousand accrual for a settlement package for the former President and Chief Operating Officer, arising from the employment agreements between the individual and the Company. This matter was finalized via binding arbitration in 2001.

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

6. Higher outside professional costs. The Company incurred significant legal costs, in aggregate, during 2000 in conjunction with the successful collection of a $5.0 million non-performing loan, a review of charter alternatives, and addressing the potential settlement of claims by the former President & Chief Operating Officer. The Company also incurred higher accounting related costs in 2000 due to an expansion of its co-sourced internal audit program.

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

         The Company's new management team commenced a series of initiatives to improve the Company's efficiency ratio during the second half of 2000. However, due to the time required to conclude existing contractual obligations, implement these initiatives (including employee training), and conduct required customer notification, many of these initiatives provided little economic benefit during 2000, but were expected to have a greater impact in 2001.

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

         The Company significantly altered the mix of its mortgage backed securities portfolio during 2000. Traditional Agency pass-through certificates declined from 54.1% of total mortgage backed securities at December 31, 1999 to 14.9% at December 31, 2000. In contrast, CMOs increased from 45.9% of total mortgage backed securities at December 31, 1999 to 85.1% at December 31, 2000. The Company undertook this change in mix:

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

         Loans receivable held for investment, net, were $391.8 million at December 31, 2000, compared to $360.7 million at December 31, 1999. This 8.6% increase stemmed from $169.7 million in credit commitments during 2000, partially offset by repayments and sales. The mix in the portfolio of loans receivable held for investment, net, changed significantly during 2000, with a reduced concentration in residential mortgages and a significant increase in the proportion of income property loans (multifamily and commercial real estate). This change in loan mix was pursued in conjunction with the Company's strategic plan of transforming itself into a community commercial bank, and thereby financing a broader range of credit needs in the communities served. This change in mix also supports a greater yield on the loan portfolio and an increase in deposits, as the Company seeks to acquire operating accounts for income properties financed and for businesses receiving a line of credit or term business loan.

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

         During 2000, the liabilities increased by $20.4 million to $442.4 million, from $422.0 million at December 31, 1999. An increase in deposits more than offset declines in other types of liabilities. Total deposits rose from $367.4 million at December 31, 1999 to $407.8 million at December 31, 2000. This increase resulted from multiple factors, including the introduction of new checking and money market products and the acquisition of $14.0 million in certificates of deposit through the State of California Time Deposit Program. The Bank was also successful in attracting some deposit customers during 2000 from local competitors undergoing a merger or acquisition.

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

         Specific steps the Bank has taken to maintain strong liquidity include:

o Arranging four federal funds lines of credit with correspondent banks in an aggregate amount of $25.5 million. Funds under these lines are provided on an available, as opposed to on a committed, basis.

o Completing agreements to be able to issue "DTC" or publicly traded certificates of deposit through two large investment banks with significant national client bases. The Bank intends to enter into a third such agreement in 2002.

o Signing PSA agreements with a greater number of approved counterparties to facilitate the sale of securities under agreements to repurchase.

o Enrolling in the specific loan pledging program with the FHLB-SF and pledging multifamily and commercial real estate loans in addition to residential mortgages to the FHLB-SF to increase the Bank's borrowing capacity.

o    Participating in the State of California Time Deposit Program.

o Reducing the duration of its security portfolio during 2001 to provide greater monthly cash flows.

         The Bank pledges excess collateral to the FHLB in order to have ready access to additional liquidity. At December 31, 2001, the Bank maintained available borrowing capacity in excess of $125 million at the FHLB. In addition, at December 31, 2001, the Bank owned unpledged loans and securities that could be used for either liquidation or secured borrowings in order to meet future liquidity requirements.

         From time to time, depending upon its asset and liability strategy, the Bank considers converting a portion of its residential whole loans into mortgage backed securities. These conversions provide increased liquidity because the mortgage backed securities are typically more readily marketable than the underlying loans and because they can more effectively be used as collateral for borrowings. The Bank did not securitize any portion of its residential mortgages during the years 1999 - 2001.

         The Company's ratio of net loans to deposits was 107.92% at December 31, 2001. In 2002, the Company intends to actively manage this ratio by:

o introducing new deposit products and related services, including Internet banking for businesses

o modifying staff incentive programs to more strongly focus on expanding deposit relationships

o    pursuing opportunities for additional branch locations

o directing a higher percentage of the advertising and promotion budget to deposit generation

         At December 31, 2001, the Bank maintained $24.4 million in commitments to originate loans and lines of credit. Management anticipates that the Bank will have sufficient funds available to meet these commitments, not all of which will necessarily be drawn upon. For additional information regarding commitments and contingencies, including available customer balances under committed lines of credit, please refer to Note 15 to the Consolidated Financial Statements.

         MBBC, as a company separate from the Bank, must provide for its own liquidity. Substantially all of MBBC's cash inflows are obtained from interest on its security and cash equivalent positions, repayment of the funds advanced for the ESOP, exercise of vested stock options, sales of treasury shares to the Bank for subsequent payment as director fees, and dividends declared and paid by the Bank. There are statutory and regulatory provisions that limit the ability of the Bank to pay dividends to MBBC. As of December 31, 2001, MBBC did not have any commitments for capital expenditures or to fund loans.

         At December 31, 2001, MBBC maintained a revolving $3.0 million line of credit from a correspondent bank of the Bank. This line of credit is secured by 800,000 shares of MBBC's treasury stock. There were no outstanding balances on this line of credit at December 31, 2001. During 2001, MBBC renegotiated this line of credit to increase the facility from $2.0 million to $3.0 million and eliminate restrictions on the use of the line of credit to repurchase MBBC's common stock. The line of credit agreement contains various financial performance and reporting covenants. The terms of the line of credit do not impact or restrict MBBC's ability to pay cash dividends. The line of credit expires in December 2002. Management obtained this line of credit as a source of additional liquidity for MBBC, and, through MBBC, for the Bank. The Company expects to renew this line of credit or establish a similar line of credit with another bank at the end of 2002.

         At December 31, 2001, MBBC had cash and cash equivalents of $4.6 million. This sum is sufficient to provide for approximately ten years of MBBC's current operating expenses in the absence of any cash inflows. Management knows of no factors that would restrict or eliminate the normally recurring cash inflows obtained by MBBC.

Capital Resources

         The Bank's position as a "well capitalized" financial institution under the PCA regulatory framework is further enhanced by the financial resources present at the MBBC holding company level. At December 31, 2001, the consolidated GAAP capital position of the Bank was $45.6 million, while the consolidated GAAP capital position of the Company was $50.2 million. Note 14 to the Consolidated Financial Statements provides additional information concerning the Bank's regulatory capital position, including amounts by which the Bank exceeds minimum and "well capitalized" thresholds for regulatory capital.

         Management believes the Bank's regulatory capital position in 2002 will continue to benefit from three key factors:

o        the continued amortization of intangible assets
o        the continued amortization of deferred stock compensation
o        the Bank's earnings for the year

         The potential continued increase in the size of the loan portfolio, combined with the ongoing planned shift in mix toward construction, income property, and business lending, may result in the Bank's having higher levels of nominal and risk weighted assets during 2002, thereby possibly offsetting the effect of the above factors upon regulatory capital ratios.

         The Company has conducted share repurchases since 1995. Through December 31, 2001, the Company had repurchased 1,269,600 shares of its common stock. No share repurchases occurred in 2001, and 120,000 shares were repurchased in 2000. At December 31, 2001, there were 3,456,097 shares outstanding. In December 2001, the Company announced a repurchase authorization for an additional 114,035 shares, five thousand of which were acquired during the first quarter of 2002.

Transactions With Related And Certain Other Parties

         The Company's conduct of business with Directors, Officers, significant stockholders, and other related parties (collectively, "Related Parties") is restricted and governed by various laws and regulations, including Regulation O as promulgated and enforced by the Federal Reserve. Furthermore, it is the Company's policy to conduct business with Related Parties only on an arms-length basis at current market prices with terms and conditions no more favorable than the Company provides in its normal course of business.

         The Bank extends loans to its Directors and their related interests only after approval of a majority of disinterested Directors and with the associated Director abstaining from voting. The Bank also extends loans, primarily residential mortgages and home equity lines of credit, to its employees under its employee loan program. The Bank's Officers are eligible to participate in the employee loan program. Note 5 to the Consolidated Financial Statements presents the Company's credit commitments to Directors and executive officers.

         The Company leases space in one of its owned administrative buildings to a partnership conducting a retail business. The spouse of one of the Company's Directors is a partner in the retail business. The associated month to month lease was negotiated on an arms length basis by disinterested Officers and approved by disinterested Directors. In early 2002, the Company received notification that the retail business was ceasing operations and terminating the lease in compliance with its terms.

         The Company periodically utilizes the professional services of a marketing and advertising corporation with which one executive officer is affiliated. All business orders and all invoices associated with this corporation are approved by disinterested executive officers. Total payments to this marketing and advertising corporation in 2001 were $243 thousand, which included certain pass-through payments for media advertising.

         The Company employs various individuals that are related to other employees, such as spouses, siblings, children, and other relatives. It is Company policy to disallow related employees to have a direct reporting or supervisory relationship. At December 31, 2001, the spouses of two executive officers were also employees of the Company.

         The Company does not believe that the above transactions with related parties were conducted on other than an arms-length basis with normal terms and conditions. The Company also does not believe that the above transactions with related parties impaired stockholder value or presented any actual or potential conflicts of interest that were not appropriately addressed by disinterested parties.

Impact of Inflation And Changing Prices

         The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), which requires the measurement of most financial positions and operating results in terms of historical dollar amounts without considering the changes in the relative purchasing power of money over time due to inflation. Unlike industrial companies, the Company's assets and liabilities are nearly all monetary in nature. Consequently, relative and absolute levels of interest rates present a greater impact on the Company's performance and condition than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services. The Company's operating costs, however, are subject to the impact of inflation, particularly in the case of salaries and benefits costs, which typically constitute almost one-half of the Company's total non-interest expense.

Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations", and SFAS No.142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. SFAS No. 142 also addresses the recognition and measurement of goodwill and other intangibles assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives will be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will be required to be tested at least annually for impairment. The Company is required to adopt SFAS No. 142 beginning January 1, 2002. Early adoption is not permitted. The Company does not expect the adoption of SFAS No. 142 to have a material effect on its financial position, results of operations, or cash flows, as the Company had no goodwill as of December 31, 2001 and as all of the Company's intangible assets at December 31, 2001 were comprised of core deposit intangibles that will continue to amortize.

         In August 2001, the Financial Accounting Standards Board ("FASB") approved for issuance Statement of Financial Accounting Standard (SFAS) No. 144, "Accounting For The Impairment Or Disposal Of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting The Results Of Operations - Reporting The Effects Of Disposal Of A Segment Of A Business, And Extraordinary, Unusual and Infrequently Occurring Events And Transactions". SFAS No. 144 unifies the accounting treatment for various types of long-lived assets to be disposed of, and resolves implementation issues related to SFAS No. 121. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company will adopt SFAS No. 144 beginning January 1, 2002. The Company does not expect the adoption of SFAS No. 144 to have a material effect on its financial position, results of operations, or cash flows, as the Company had no long-lived assets that were impaired or that were to be disposed of as of December 31, 2001.

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

         In order to manage IRR, the Company has established an Asset / Liability Management Committee ("ALCO"), which includes representatives from senior management and the Board of Directors. ALCO is responsible for managing the Company's financial assets and liabilities in a manner that balances profitability, IRR, and various other risks (e.g. liquidity). ALCO operates under policies and within risk limits prescribed by and periodically reviewed and approved by the Board of Directors.

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

         The Company monitors its interest rate risk using various analytical methods that include participation in the OTS net portfolio value interest rate risk modeling. The Company's exposure to IRR as of December 31, 2001 was within the limits established by the Board of Directors.

         A common, if analytically limited, measure of financial institution IRR is the institution's "static gap". Static gap is the difference between the amount of assets and liabilities (adjusted by off balance sheet positions, if any) that are expected to mature or reprice within a specified period. A static gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities in a given time period or cumulatively through that time period. The converse is true for a negative static gap.

         The following table presents the maturity and rate sensitivity of interest-earning assets and interest-bearing liabilities as of December 31, 2001. The "repricing gap" figures in the table reflect the estimated difference between the amount of interest-earning assets and interest-bearing liabilities that are contractually scheduled to mature or reprice (whichever occurs first) during future periods.

                                                                            At December 31, 2001
                                            -------------------------------------------------------------------------------------
                                                          More Than   More Than   More Than                     Non-
                                              3 Months     3 Months      1 Year     3 Years         Over    Interest
                                               Or Less    To 1 Year  To 3 Years  To 5 Years      5 Years     Bearing       Total
                                               -------    ---------  ----------  ----------      -------     -------       -----
                                                                                  (Dollars In Thousands)
Assets
------
Interest earning cash equivalents             $    898     $     --    $     --    $     --     $     --    $     --    $    898
Investment securities                            7,300           --          --          --           --          --       7,300
Mortgage backed securities                       4,691           --          --         907       25,046          --      30,644
Loans held for sale                                 --           --          --          --          713          --         713
Loans receivable, net of LIP                   124,687      104,420     101,237     121,020       20,955          --     472,319
FHLB stock                                       2,998           --          --          --           --          --       2,998
                                            ----------  -----------  ----------- ----------- -----------  ----------- ----------
Gross interest-earning assets                  140,574      104,420     101,237     121,927       46,714          --     514,872

Plus / (Less):
Unamortized yield adjustments                       --           --          --          --           --         233         233
Allowance for loan losses                           --           --          --          --           --      (6,665)     (6,665)
                                            ----------  -----------  ----------- ----------- -----------  ----------- ----------
Interest-earning assets                        140,574      104,420     101,237     121,927       46,714      (6,432)    508,440

Non-interest-earning assets                         --           --          --          --           --      28,951      28,951
                                            ----------  -----------  ----------- ----------- -----------  ----------- ----------

Total assets                                  $140,574     $104,420    $101,237    $121,927     $ 46,714    $ 22,519    $537,391
                                            ==========  ===========  =========== =========== ===========  =========== ==========

Liabilities and Equity
----------------------
NOW accounts                                  $ 42,557     $     --    $     --    $     --      $    --    $     --    $ 42,557
Savings accounts                                19,127           --          --          --           --          --      19,127
Money market accounts                          105,828           --          --          --           --          --     105,828
Certificates of deposit                         81,022      112,041      46,160       4,542           --          --     243,765
                                            ----------  -----------  ----------- ----------- -----------  ----------- ----------
Total interest-bearing deposits                248,534      112,041      46,160       4,542           --          --     411,277
Borrowings                                         218       13,000      33,282       6,300        1,000          --      53,800
                                            ----------  -----------  ----------- ----------- -----------  ----------- ----------
Total interest bearing liabilities             248,752      125,041      79,442      10,842        1,000          --     465,077

Non-interest bearing liabilities                    --           --          --          --           --      22,152      22,152
Stockholders' equity                                --           --          --          --           --      50,162      50,162
                                            ----------  -----------  ----------- ----------- -----------  ----------- ----------

Total liabilities and equity                  $248,752     $125,041    $ 79,442    $ 10,842     $  1,000    $ 72,314    $537,391
                                            ==========  ===========  =========== =========== ===========  =========== ==========

Periodic repricing gap                        (108,178)     (20,621)     21,795     111,085       45,714
Cumulative repricing gap                      (108,178)    (128,799)   (107,004)      4,081       49,795

Periodic repricing gap as a
     % of interest earning assets                (21.3%)       (4.2%)        4.3%      21.8%         9.0%

Cumulative repricing gap as a
     % of interest earning assets                (21.3%)      (25.3%)     (21.0%)       0.8%         9.8%

Cumulative net interest-earning
     assets as a % of cumulative
     interest-bearing liabilities                 56.5%        65.5%       76.4%      100.9%       110.7%

         As presented in the prior table, at December 31, 2001, the Company's cumulative one year and three year static gaps, based upon contractual repricing and maturities (i.e. ignoring prepayments and other non-contractual factors) were (25.3%) and (21.0%), respectively, of total interest earning assets. These figures suggest that net interest income would increase if general market interest rates were to decline (and vice-versa), reflecting a "net liability sensitive" position.

         However, static gap analysis such as that presented above fails to capture material components of IRR, and therefore provides only a limited, point in time view of the Company's IRR exposure. The assumptions and factors that are by definition excluded from static gap analysis prepared on a contractual basis encompass:

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

o potential Company strategic and operating responses to changes in absolute and relative interest rate levels

o    the financial impact of options embedded in various financial instruments

         Another measure of IRR, required to be performed by insured depository institutions regulated by the OTS, is a procedure specified by Thrift Bulletin 13a, "Interest Rate Risk Management". This test measures the impact upon NPV of an immediate and sustained change in interest rates in 100 basis point increments. The following table presents the estimated impacts of such changes in interest rates upon the Company as of December 31, 2001, calculated in compliance with Thrift Bulletin 13a. However, the results from any cash flow simulation model are dependent upon a lengthy series of assumptions about current and future economic, behavioral, and financial conditions, including many factors over which the Company has no control. These assumptions include, but are not limited to, prepayment rates on various asset portfolios and decay rates on core deposits, including savings, checking, and money market accounts. Because of the uncertainty regarding the accuracy of assumptions utilized and because such an analytical technique does not contemplate any actions the Company might undertake in response to changes in interest rates, no assurance can be provided that the valuations presented in the following table are representative of what might actually be obtainable. In addition, the following figures are by definition not indicative of the Company's economic value as a going concern or of the Company's market value.

                                          Projected Change From Base Scenario In
                                          --------------------------------------
(Dollars In Thousands)                           NPV       Dollars     Percent
                                                 ---       -------     -------

Change In Interest Rates (In Basis Points)
+300                                          $ 62,594    $(11,593)     (15.6%)
+200                                            67,775      (6,412)      (8.6%)
+100                                            71,415      (2,772)      (3.7%)

Base Scenario                                   74,187          --          --

-100                                            75,861       1,674        2.3%

--------------------------------------------------------------------------------
Note: NPV results for downward rate changes of more than 100 basis points were not calculated at 12/31/01 due to the low level of interest rates.

         The level of interest rate risk exposure presented in the above table is generally considered "low" in the financial services industry.

         The prior table results show that the Company's liquidation value benefits from declining interest rates, and is reduced by rising interest rates. Such results are directionally consistent with the static gap analysis presented above. The reduction in net portfolio value associated with rising interest rate scenarios in part results from the embedded options, held by borrowers, within most mortgage related products, as described in the following two paragraphs.

         Under rising interest rates, the Company's assets experience a lengthening of duration and slower repricing relative to the liability side, resulting in a reduction of NPV. This occurs due to the slower prepayment behavior (under rising rates) the analysis assumed on mortgage related assets, and in conjunction with embedded options such as periodic and lifetime rate adjustment caps on adjustable rate loans. This prepayment behavior is a result of borrowers behaving in their economic self interests by more slowly (or not at all) curtailing or prepaying loans with interest rates at or below current market rates.

         Under falling interest rates, the increase in the Company's net portfolio value is constrained by a shortening of asset duration. This occurs due to the faster prepayment behavior (under falling rates) the analysis assumed on mortgage related assets, as borrowers take advantage of a lower interest rate environment to refinance their loans. This assumed refinancing provides cash flow into the Company at a time when reinvestment alternatives present lower rates than the assets being paid off. Therefore, due to borrower use of embedded options in mortgage loans, the Company's net portfolio value increases less in a declining rate scenario than it falls in a similar rising rate scenario. This financial pattern is typical of community banks that have residential mortgages as a significant component of their loan portfolios.

         A considerable portion of the total IRR exposure at December 31, 2001 was concentrated in two portfolios:

1.   hybrid (i.e. fixed for 3 - 5 years, then variable) residential mortgages
2.   long term, fixed rate residential mortgages held for investment

The Company added significant volumes of hybrid residential mortgages to its balance sheet early in 2001, including loan pool purchases, in order to take advantage of the rapidly declining interest rate environment and better leverage the Bank's capital position. In addition, customer demand for hybrid mortgages was strong in 2001, fueled in the latter half of the year by the steeper Treasury yield curve that rendered these products comparatively attractively priced versus longer term, fixed rate mortgages. During 2001, the Company continued selling the vast majority of its long term, fixed rate residential mortgage originations, leading to a decline in that portfolio segment throughout the year as older loans amortized and prepaid.

         As general market interest rates appeared to be approaching a cyclical bottom in the latter part of 2001, the Company implemented various steps to reduce its net liability sensitivity. These actions included:

o    decreasing the duration of the securities portfolio
o pricing loan products to more strongly encourage customer selection of more interest rate sensitive loans
o    extending the term structure of borrowings
o    actively marketing longer term certificates of deposit

         In addition, the Company's strategic plan encompasses a reduced net liability sensitivity through the growth of transaction deposit account balances, particularly comparatively interest rate insensitive checking accounts, and the expansion of commercial banking. Commercial banking is by nature an asset sensitive business, as loans are generally variable rate, frequently based upon the Prime Rate, while deposits often include a significant non-interest bearing demand deposit component. In addition, the planned shift in loan mix away from the historical concentration in residential mortgages toward generally more interest rate sensitive, and higher yielding, income property and construction loans is also planned to reduce the Company's net liability sensitivity.

         Despite the Company's IRR management program and the initiatives detailed above, due to the multiple factors which influence the Company's exposure to IRR, many of which are beyond the control of the Company, there can be no assurance that the Company's earnings or economic value will be maintained in future periods, nor that the Company will be successful in continuing to maintain a relatively low level of IRR exposure.

Item 8.  Financial Statements And Supplementary Data.
-----------------------------------------------------

                   Index To Consolidated Financial Statements

                                                                      Page(s)
                                                                      -------
Independent Auditors' Report                                            101

Consolidated Statements Of Financial Condition
     As Of December 31, 2001 and 2000                                   102

Consolidated Statements Of Income For The Years Ended
     December 31, 2001, 2000, and 1999                                  103

Consolidated Statements Of Changes In Stockholders' Equity
     For The Years Ended December 31, 2001, 2000, and 1999            104 - 106

Consolidated Statements Of Cash Flows For The Years Ended
     December 31, 2001, 2000, and 1999                                107 - 108

Notes To Consolidated Financial Statements                            109 - 146

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Monterey Bay Bancorp, Inc.
Watsonville, California

We have audited the accompanying consolidated statements of financial condition of Monterey Bay Bancorp, Inc. and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Monterey Bay Bancorp, Inc. and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows, for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP

San Francisco, California
January 29, 2002

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------
(Dollars In Thousands, Except Per Share Amounts)

                                                                                                    December 31,
                                                                                          -------------------------------
                                                                                                 2001              2000
                                                                                                 ----              ----
ASSETS
Cash and cash equivalents                                                                    $ 13,079          $ 25,159
Securities available for sale, at estimated fair value:
     Investment securities                                                                      7,300             7,360
     Mortgage backed securities                                                                30,644            42,950
Loans held for sale, at lower of cost or market                                                   713                --
Loans receivable held for investment (net of allowances for loan losses of
     $6,665 at December 31, 2001 and $5,364 at December 31, 2000)                             465,887           391,820
Investment in capital stock of the Federal Home Loan Bank, at cost                              2,998             2,884
Accrued interest receivable                                                                     2,915             2,901
Premises and equipment, net                                                                     7,618             7,375
Core deposit intangibles, net                                                                   1,514             2,195
Other assets                                                                                    4,723             3,546
                                                                                             --------          --------
TOTAL ASSETS                                                                                 $537,391          $486,190
                                                                                             ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits                                                                                     $432,339          $407,788
Advances from the Federal Home Loan Bank and other borrowings                                  53,800            32,582
Accounts payable and other liabilities                                                          1,090             1,983
                                                                                             --------          --------
     Total liabilities                                                                        487,229           442,353
                                                                                             --------          --------

Commitments and contingencies

STOCKHOLDERS' EQUITY

Preferred  stock,  $0.01 par value,  2,000,000  authorized;  none issued  Common stock, $0.01 par value, 9,000,000 shares authorized;
     4,492,085 issued at December 31, 2001 and December 31, 2000;
     3,456,097 outstanding at December 31, 2001 and
     3,321,210 outstanding at December 31, 2000                                                    45                45
Additional paid-in capital                                                                     28,584            28,278
Retained earnings, substantially restricted                                                    36,473            32,722
Unallocated ESOP shares                                                                          (690)             (920)
Treasury shares designated for compensation plans, at cost (17,969 shares
     at December 31, 2001 and 35,079 shares at December 31, 2000)                                (173)             (338)
Treasury stock, at cost (1,035,988 shares at December 31, 2001 and
     1,170,875 shares at December 31, 2000)                                                   (14,006)          (15,326)
Accumulated other comprehensive loss, net of taxes                                                (71)             (624)
                                                                                             --------          --------

     Total stockholders' equity                                                                50,162            43,837
                                                                                             --------          --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $537,391          $486,190
                                                                                             ========          ========

See Notes to Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
(Dollars In Thousands, Except Per Share Amounts)
--------------------------------------------------------------------------------

                                                                                     Year Ended December 31,
                                                                          -----------------------------------------------
INTEREST AND DIVIDEND INCOME:                                                    2001            2000             1999
                                                                                 ----            ----             ----
   Loans receivable                                                          $ 35,485        $ 32,556         $ 27,218
   Mortgage backed securities                                                   2,360           3,755            4,884
   Investment securities and cash equivalents                                     886           1,446            1,315
                                                                             --------        --------         --------
         Total interest and dividend income                                    38,731          37,757           33,417
                                                                             --------        --------         --------

INTEREST EXPENSE:
   Deposit accounts                                                            16,449          17,231           15,130
   Advances from the Federal Home Loan Bank and other borrowings                2,541           2,546            2,258
                                                                             --------        --------         --------
         Total interest expense                                                18,990          19,777           17,388
                                                                             --------        --------         --------

NET INTEREST INCOME BEFORE PROVISION
     FOR LOAN LOSSES                                                           19,741          17,980           16,029
PROVISION FOR LOAN LOSSES                                                       1,400           2,175              835
                                                                             --------        --------         --------

NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSSES                                                           18,341          15,805           15,194

NON-INTEREST INCOME:
   Gains (losses) on sale of mortgage backed securities
      and investment securities, net                                              190             (55)             496
   Commissions from sales of noninsured products                                  244             676              626
   Customer service charges                                                     1,688           1,306            1,032
   Income from loan servicing                                                     101             118               84
   Gain on sale of loans                                                           88              23               54
   Other income                                                                   255             272              213
                                                                             --------        --------         --------
         Total                                                                  2,566           2,340            2,505
                                                                             --------        --------         --------

NON-INTEREST EXPENSE:
   Compensation and employee benefits                                           6,857           6,569            5,648
   Occupancy and equipment                                                      1,652           1,278            1,173
   Deposit insurance premiums                                                     198             188              164
   Data processing fees                                                           876           1,142              990
   Legal and accounting expenses                                                  863             661              423
   Supplies, postage, telephone, and office expenses                              663             679              601
   Advertising and promotion                                                      249             361              310
   Amortization of intangible assets                                              681             723              712
   Consulting                                                                     333             212              119
   Other expenses                                                               1,997           1,863            1,747
                                                                             --------        --------         --------

         Total                                                                 14,369          13,676           11,887
                                                                             --------        --------         --------

INCOME BEFORE PROVISION FOR INCOME TAXES                                        6,538           4,469            5,812

PROVISION FOR INCOME TAXES                                                      2,787           1,946            2,511
                                                                             --------        --------         --------

NET INCOME                                                                   $  3,751        $  2,523         $  3,301
                                                                             ========        ========         ========

EARNINGS PER SHARE:

     BASIC EARNINGS PER SHARE                                                $   1.15        $   0.81         $   1.02
                                                                             ========        ========         ========

     DILUTED EARNINGS PER SHARE                                              $   1.12        $   0.81         $   0.99
                                                                             ========        ========         ========

See Notes to Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
--------------------------------------------------------------------------------
(Dollars And Shares In Thousands)

                                                                                          Treasury
                                                                                            Shares
                                                                                            Desig-             Accum-
                                                                                             nated             ulated
                                                                                               For              Other
                                                                Addi-              Unal-      Com-            Compre-
                                             Common Stock      tional       Re-  located      pen-            hensive
                                             ------------     Paid-In    tained     ESOP    sation  Treasury  Income/
                                            Shares   Amount   Capital  Earnings   Shares     Plans     Stock   (Loss)     Total
                                            ------   ------   -------  --------   ------     -----     -----   ------     -----
Balance At January 1, 1999                   3,505      $45  $ 27,826  $ 27,702  $(1,380)  $  (951) $(12,920)    $794  $ 41,116

Purchase of treasury stock                    (116)                                                   (1,668)            (1,668)

Options exercised using treasury stock          34                 60                                    331                391


Dividends paid ($0.15 per share)                                           (530)                                           (530)

Amortization of stock compensation                                351                230       257                          838

Purchase of stock for stock
     compensation plans                                                                       (682)                        (682)

Comprehensive income:
     Net income                                                           3,301                                           3,301

     Other comprehensive income:
          Change in net unrealized
          gain / (loss) on securities
          available for sale, net of
          taxes of $(1,168)                                                                                    (1,671)   (1,671)

          Reclassification adjustment
          for gains on securities
          available for sale included
          in income, net of taxes
          of $(204)                                                                                              (292)     (292)
                                                                                                                       --------

     Other comprehensive income, net                                                                                     (1,963)
                                                                                                                       --------

Total comprehensive income                                                                                                1,338
                                                                                                                       --------

                                            ------   ------   -------  --------   ------     -----     -----   ------     -----
Balance at December 31, 1999                 3,423      $45  $ 28,237  $ 30,473  $(1,150)  $(1,376) $(14,257) $(1,169) $ 40,803
                                            ======   ======   =======  ========   ======     =====     =====   ======     =====

See Notes to Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
--------------------------------------------------------------------------------
(Dollars And Shares In Thousands)

                                                                                   Treasury
                                                                                     Shares
                                                                                     Desig-             Accum-
                                                                                      nated             ulated
                                                                                        For              Other
                                                         Addi-              Unal-      Com-            Compre-
                                      Common Stock      tional       Re-  located      pen-            hensive
                                      ------------     Paid-In    tained     ESOP    sation  Treasury  Income/
                                     Shares   Amount   Capital  Earnings   Shares     Plans     Stock   (Loss)     Total
                                     ------   ------   -------  --------  -------   -------  --------  -------  --------
Balance At December 31, 1999          3,423      $45  $ 28,237  $ 30,473  $(1,150)  $(1,376) $(14,257) $(1,169) $ 40,803

Purchase of treasury stock             (120)                                                   (1,251)            (1,251)

Cash dividends paid ($0.08 per
  share)                                                            (274)                                           (274)

Director fees paid using treasury
  stock                                  18                  9                                    182                191

Amortization of stock compensation                          32                230       822                        1,084

Sale of stock for stock
  compensation plans                                                                    216                          216

Comprehensive income:
  Net income                                                       2,523                                           2,523

  Other comprehensive income:
   Change in net unrealized gain /
   (loss) on securities available
   for sale, net of taxes of $359                                                                          513       513

  Reclassification adjustment for
   losses on securities available
   for sale included in income,
   net of taxes of $23                                                                                      32        32
                                                                                                                --------

  Other comprehensive income, net                                                                                    545
                                                                                                                --------

Total comprehensive income                                                                                         3,068
                                                                                                                --------

                                     ------   ------   -------  --------  -------   -------  --------  -------  --------
Balance at December 31, 2000          3,321      $45  $ 28,278  $ 32,722  $ (920)    $ (338) $(15,326)   $(624) $ 43,837
                                     ======   ======   =======  ========  =======   =======  ========  =======  ========

See Notes to Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
--------------------------------------------------------------------------------
(Dollars And Shares In Thousands)

                                                                                   Treasury
                                                                                     Shares
                                                                                     Desig-             Accum-
                                                                                      nated             ulated
                                                                                        For              Other
                                                         Addi-              Unal-      Com-            Compre-
                                      Common Stock      tional       Re-  located      pen-            hensive
                                      ------------     Paid-In    tained     ESOP    sation  Treasury  Income/
                                     Shares   Amount   Capital  Earnings   Shares     Plans     Stock   (Loss)     Total
                                     ------   ------   -------  --------   ------    ------  --------    -----  --------
Balance At December 31, 2000          3,321      $45  $ 28,278  $ 32,722   $ (920)   $ (338) $(15,326)   $(624) $ 43,837

Options exercised using treasury
  stock                                 116                 (5)                                 1,132              1,127

Director fees paid using treasury
  stock                                  19                 47                                    188                235

Amortization of stock compensation                         264                230       165                          659

Comprehensive income:
     Net income                                                    3,751                                           3,751

     Other comprehensive income:
      Change in net unrealized gain /
      (loss) on securities available
      for sale, net of taxes of $465                                                                       665       665

     Reclassification adjustment for
      gains on securities available
      for sale included in income,
      net of taxes of $(78)                                                                               (112)     (112)
                                                                                                                --------

     Other comprehensive income, net                                                                                 553
                                                                                                                --------

Total comprehensive income                                                                                         4,304
                                                                                                                --------

                                     ------   ------   -------  --------   ------    ------  --------    -----  --------
Balance at December 31, 2001          3,456      $45  $ 28,584  $ 36,473   $ (690)   $ (173) $(14,006)   $ (71) $ 50,162
                                     ======   ======   =======  ========   ======    ======  ========    =====  ========

See Notes to Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
--------------------------------------------------------------------------------
(Dollars In Thousands)

                                                                                       Year Ended December 31,
                                                                                ---------------------------------------
                                                                                    2001         2000          1999
                                                                                    ----         ----          ----
OPERATING ACTIVITIES:
Net income                                                                       $ 3,751      $ 2,523       $ 3,301

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization of premises and equipment                              663          441           472
Amortization of intangible assets                                                    681          723           712
Amortization of purchase premiums, net of accretion of discounts                     241          104           516
Amortization of deferred loans fees and costs, net                                  (223)        (250)         (293)
Provision for loan losses                                                          1,400        2,175           835
Provision for real estate losses                                                      --           --            12
Federal Home Loan Bank stock dividends                                              (184)        (214)         (174)
Gross ESOP expense before dividends received on unallocated shares                   437          334           486
Compensation expense related to stock compensation plans                             200          296           297
Director retainer fees paid in stock                                                 219          112            --
(Gain) loss on sale of investment and mortgage-backed securities                    (190)          55          (496)
Gain on the sale of loans held for sale                                              (88)         (23)          (54)
Loss (gain) on sale of real estate acquired via foreclosure                           --            5           (18)
(Gain) loss on sale of fixed assets                                                   (8)          --             2
Origination of loans held for sale                                               (12,112)      (2,652)       (6,693)
Proceeds from sales of loans held for sale                                        11,487        2,674         8,923
Deferred income taxes                                                               (521)        (595)         (743)
Increase in accrued interest receivable                                              (14)        (213)         (151)
(Increase) decrease in other assets                                               (1,177)         566        (1,285)
(Decrease) increase in accounts payable and other liabilities                       (893)        (647)           49
Other, net                                                                          (830)      (1,209)        1,526
                                                                                 -------       ------        ------

     Net cash provided by operating activities                                     2,839        4,205         7,224
                                                                                 -------       ------        ------

INVESTING ACTIVITIES:

Net increase in loans held for investment                                        (74,067)     (31,134)      (61,911)
Purchases of investment securities available for sale                                 --           --            (7)
Proceeds from sales of investment securities available for sale                       --        3,730         8,005
Purchases of mortgage backed securities available for sale                       (29,250)     (26,818)           --
Principal repayments on mortgage backed securities available for sale             30,337       18,422        19,645
Proceeds from maturities of mortgage backed securities held to maturity               --           60            --
Proceeds from sales of mortgage backed securities available for sale              12,287       24,425        17,643
Redemptions (purchases) of FHLB stock, net                                            70          543            --
Purchases of premises and equipment                                               (1,129)        (774)       (1,200)
Proceeds from the sale of premises and equipment                                      11           --            --
                                                                                 -------       ------        ------

     Net cash used in investing activities                                       (61,741)     (11,546)      (17,825)
                                                                                 -------       ------        ------

See Notes to Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
--------------------------------------------------------------------------------
(Dollars In Thousands)

                                                                                         Year Ended December 31,
                                                                             ---------------------------------------
                                                                                    2001         2000          1999
                                                                                    ----         ----          ----
FINANCING ACTIVITIES:

Net increase (decrease) in deposits                                               24,551       40,386        (3,275)
Proceeds (repayments) of FHLB advances, net                                       21,000      (17,000)       14,400
Proceeds (repayments) of other borrowings, net                                       218       (2,410)       (2,080)
Cash dividends paid to stockholders                                                   --         (274)         (530)
Purchases of treasury stock                                                           --       (1,251)       (1,668)
Sales of treasury stock for exercise of stock options                              1,053          ---           318
Sales (purchases) of stock for stock compensation plans, net                          --          216          (682)
                                                                                --------     --------      --------

     Net cash provided by financing activities                                    46,822       19,667         6,483
                                                                                --------     --------      --------

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS                               (12,080)      12,326        (4,118)

CASH & CASH EQUIVALENTS AT BEGINNING OF YEAR                                      25,159       12,833        16,951
                                                                                --------     --------      --------

CASH & CASH EQUIVALENTS AT END OF YEAR                                          $ 13,079     $ 25,159      $ 12,833
                                                                                ========     ========      ========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid during the period for:
     Interest on deposits and borrowings                                          19,147       19,655        17,380
     Income taxes                                                                  4,150        3,060         3,163

SUPPLEMENTAL DISCLOSURES OF NON CASH
INVESTING AND FINANCING ACTIVITIES:

Loans transferred to held for investment, at market value                             85          385           171

Real estate acquired in settlement of loans                                           --           --           376

See Notes to Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
--------------------------------------------------------------------------------

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

The Company's primary business is attracting checking, money market, savings, and certificate of deposit accounts through its branch facilities and various electronic means, and investing such deposits and other available funds in various types of loans, including real estate mortgages, business loans, construction loans, and consumer loans. The Company also provides a range of fee based services. The Bank's deposit gathering and lending markets are primarily concentrated in the communities surrounding its full service offices located in Santa Cruz, Northern Monterey, and Southern Santa Clara Counties, in California. At December 31, 2001, the Bank maintained eight full service branch offices, two administrative buildings, and eleven ATM's, two of which were stand-alone.

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

Securities Available For Sale - Securities to be held for indefinite periods of time, including securities that management intends to use as part of its asset / liability management strategy that may be sold in response to changes in interest rates, loan prepayments, or other factors, are classified as available for sale. Securities available for sale are carried at estimated fair value. Gains or losses on the sale of securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using the interest method over the period to contractual maturity. Unrealized holding gains or losses, net of tax, for securities available for sale are reported within accumulated other comprehensive income, which is a separate component of stockholders' equity, until realized.

A decline in the fair value of individual securities available for sale below their cost that is deemed other than temporary would be recognized through a write down of the investment securities to their fair value by a charge to earnings as a realized loss.

All of the Company's securities were classified as available for sale at December 31, 2001 and 2000.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999 (Continued)
--------------------------------------------------------------------------------

Mortgage Backed Securities - The Company's mortgage backed securities include collateralized mortgage obligations ("CMO's") issued by both federal Agencies and private entities ("private label CMO's"). Private label CMO's expose the Company to credit and liquidity risks not typically present in federal Agency issued securities.

Loans Held For Sale - Loans held for sale are carried at the lower of aggregate cost, including qualified loan origination costs and related fees, or estimated market value, grouped by category. Unrealized losses by category are recognized via a charge against operations. Realized gains and losses on loans held for sale are accounted for under the specific identification method. Qualified loan origination fees and costs are retained and not amortized during the period the loans are held for sale. Transfers of loans held for sale to the held for investment portfolio are recorded at the lower of cost or estimated market value on the transfer date. The Company had $713 thousand in loans held for sale at December 31, 2001 and none at December 31, 2000. However, the Company did originate and hold loans for sale during each of the three years ended December 31, 2001, 2000, and 1999.

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

Interest Income On Loans - Interest income on loans is accrued and credited to income as it is earned. However, interest is generally not accrued on loans over 90 days contractually delinquent. In addition, interest is not accrued on loans that are less than 90 days contractually delinquent, but where management has identified concern over future collection. Accrued interest income is reversed when a loan is placed on non-accrual status. Discounts, premiums, and net deferred loan origination fees and costs are amortized into interest income over the contractual lives of the related loans using a procedure approximating the interest method, except when a loan is in non-accrual status. When a loan pays off or is sold, any unamortized balance of any related premiums, discounts, and qualified net deferred loan origination fees and costs is recognized in income. Payments received on non-accrual loans are allocated between principal and interest based upon the terms of the underlying note.

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

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999 (Continued)
--------------------------------------------------------------------------------

Impaired Loans - The Company considers a loan to be impaired when it is deemed probable by management that the Company will be unable to collect all contractual interest and contractual principal payments in accordance with the terms of the original loan agreement. However, when determining whether a loan is impaired, management also considers the current ratio of the loan's balance to collateral value, other sources of repayment, and the borrower's present financial position. In evaluating whether a loan is considered impaired, insignificant delays or shortfalls in payments, in the absence of other facts and circumstances, would not alone lead to the conclusion that a loan is impaired. The Company includes among impaired loans all loans that (i) are contractually delinquent 90 days or more, (ii) meet the definition of a troubled debt restructuring, (iii) are classified in part or in whole as either doubtful or loss, (iv) the Company has suspended accrual of interest, and (v) have a specific loss allowance applied to adjust the loan to fair value. The Company may also classify other loans as impaired based upon their specific circumstances.

The Company accounts for impaired loans, except those loans that are accounted for at market value or at the lower of cost or market value, at the present value of the expected future cash flows discounted at the loan's effective interest rate at the date of initial impairment, or, as a practical expedient, at the loan's observable market price or fair value of the collateral if the loan is collateral dependent. The Company evaluates the collectibility of both contractual interest and contractual principal when assessing the need for a loss accrual for impaired loans. Interest income received on impaired non-accrual loans is recognized on a cash basis. Interest income on other impaired loans is recognized on an accrual basis. The Company uses the cash basis method of accounting for payments received on impaired loans.

Allowances For Loan Losses - The Company maintains an allowance for loan losses to absorb probable losses inherent in the loan portfolio. The allowance is based on ongoing assessments of the probable estimated inherent losses. Loans are charged against the allowance when management believes the principal to not be recoverable. The allowance is increased by the provision for loan losses. The provision for loan losses is charged against current period operating results. The allowance is decreased by the amount of charge-offs, net of recoveries. The Company's methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, specific allowances, and the unallocated allowance.

The formula allowance is calculated by applying loss factors to outstanding loans and certain unused commitments. Loss factors reflect management's estimate of the inherent loss in various segments of the loan portfolio. Loss factors are determined based upon various information, including the Company's historical loss experience. Loss factors may be adjusted for factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date.

Specific allowances are established for loans that are deemed impaired if the fair value of the loan or the collateral or the present value of expected future cash flows is estimated to be less than the Company's investment in the loan. In developing specific valuation allowances, the Company considers (i) the estimated cash payments expected to be received by the Company, (ii) the estimated net sales proceeds from the loan or its collateral, (iii) cost of refurbishment, (iv) certain operating income and expenses, and (v) the costs of acquiring and holding the collateral. The Company charges off a portion of an impaired loan against the specific allowance when that portion is deemed probable to not be recoverable.

The unallocated allowance is based upon management's evaluation of various conditions that are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the unallocated allowance may include existing general economic and business conditions affecting key lending areas of the Company, the status of the real estate market in California, credit quality trends, delinquencies, collateral values, loan volumes, concentrations, and seasoning, specific industry conditions, recent loss experience, and the duration of the business cycle.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999 (Continued)
--------------------------------------------------------------------------------

While management uses currently available information to determine the allowance for loan losses, additions to or recoveries from the allowance may be necessary based upon a number of factors including, but not limited to, changes in economic conditions and credit quality trends, particularly in the real estate market, borrower financial status, the regulatory environment, real estate values, and loan portfolio size and composition. Many of these factors are beyond the Company's control and, accordingly, periodic provisions for loan losses may vary from time to time. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Bank's allowance for loan losses. Such regulatory agencies may develop judgements different from those of management and may require the Bank to recognize additional provisions against operations.

Premises And Equipment - Land is carried at cost. Other premises and equipment are stated at cost, less accumulated depreciation and amortization. The Company depreciates or amortizes premises and equipment on a straight-line basis over the estimated useful lives of the various assets, and amortizes leasehold improvements over the shorter of the asset's useful life or the remaining term of the lease. The useful lives for the principal classes of assets are:

Asset                        Useful Life
-----                        -----------
Buildings                    30 to 40 years
Leasehold improvements       Shorter of remaining term of lease or life of
                             improvement
Furniture and equipment      3 to 10 years

The cost of repairs and maintenance is charged to operations as incurred, whereas expenditures that improve or extend the service lives of assets are capitalized.

Impairment Of Long-Lived Assets Other Than Core Deposit Intangibles - The Company's primary long-lived assets other than core deposit intangibles are its branches and administrative buildings. The Company periodically evaluates the recoverability of these long-lived assets. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use are based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less estimated cost to sell.

Core Deposit Intangibles - These assets arise from the acquisition of deposits and are amortized on a straight-line basis over the estimated life of the deposit base acquired, generally seven years. The Company periodically evaluates the periods of amortization to determine whether later events and circumstances warrant revised estimates.

Stock Based Compensation - The Company accounts for its stock option and stock award plans under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting For Stock-Based Compensation". This Statement establishes financial accounting and reporting standards for stock-based compensation plans. These standards include the recognition of compensation expense over the vesting period of the fair value of all stock-based awards on the date of grant.
Alternatively, SFAS No 123 also permits entities to continue to apply the provisions of APB No. 25, Accounting For Stock Issued To Employees, and provide pro forma net earnings (loss) and pro forma net earnings (loss) per share disclosures as if the fair value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB No. 25, using the intrinsic value method of accounting for stock based compensation, and provide the pro forma disclosure requirements of SFAS No. 123 in the footnotes to its audited financial statements.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999 (Continued)
--------------------------------------------------------------------------------

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

Income Taxes - The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and deferred tax liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying amounts of certain existing assets and liabilities, and their respective bases for Federal income and California franchise taxes. Deferred tax assets and liabilities are calculated by applying current effective tax rates against future deductible or taxable amounts. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. Future tax benefits attributable to temporary differences are recognized to the extent the realization of such benefits is more likely than not.

Commissions From Sales Of Non-FDIC Insured Products - The Company realizes commissions from the sales of various non-FDIC insured products, including mutual funds, annuities, and specific securities, as a result of business conducted through Portola. Commission income is typically based upon a percentage of sales. Periodic commission income varies based on the volume and mix of investment products sold, and is recognized on a cash basis.

Earnings Per Share - The Company calculates and discloses basic earnings per share and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if contracts to issue common stock or securities convertible into common stock were exercised or converted. Dilution resulting from the Company's stock option and stock award plans is calculated using the treasury stock method.

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

Derivative Instruments And Hedging Activities - Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No 133, "Accounting for Derivative Instruments and hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. The adoption of this statement did not have any impact on the Company's consolidated financial position or results of operations or cash flows. The Company did not enter into freestanding derivative contracts during 2001 and did not identify any embedded derivatives requiring bifurcation and separate valuation at December 31, 2001.

Segment Disclosure - The Company operates a single line of business (financial services) with no customer accounting for more than 10.0% of its revenue and manages its operation under a unified management and reporting structure. Therefore, no additional segment disclosures are provided.

Reclassifications - Certain reclassifications have been made to prior period financial statements to conform them to the current year presentation.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999 (Continued)
--------------------------------------------------------------------------------

Recent Accounting Developments

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations", and SFAS No.142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. SFAS No. 142 also addresses the recognition and measurement of goodwill and other intangibles assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives will be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will be required to be tested at least annually for impairment. The Company is required to adopt SFAS No. 142 beginning January 1, 2002. Early adoption is not permitted. The Company does not expect the adoption of SFAS No. 142 to have a material effect on its financial position, results of operations, or cash flows, as the Company had no goodwill as of December 31, 2001 and as all of the Company's intangible assets at December 31, 2001 were comprised of core deposit intangibles that will continue to amortize.

In August 2001, the Financial Accounting Standards Board ("FASB") approved for issuance Statement of Financial Accounting Standard (SFAS) No. 144, "Accounting For The Impairment Or Disposal Of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting The Results Of Operations - Reporting The Effects Of Disposal Of A Segment Of A Business, And Extraordinary, Unusual and Infrequently Occurring Events And Transactions". SFAS No. 144 unifies the accounting treatment for various types of long-lived assets to be disposed of, and resolves implementation issues related to SFAS No. 121. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company will adopt SFAS No. 144 beginning January 1, 2002. The Company does not expect the adoption of SFAS No. 144 to have a material effect on its financial position, results of operations, or cash flows, as the Company had no long-lived assets that were impaired or that were to be disposed of as of December 31, 2001.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999 (Continued)
--------------------------------------------------------------------------------

2.  CASH AND CASH EQUIVALENTS

Cash and cash equivalents are summarized as follows:

                                                               December 31,
                                                        ------------------------
                                                           2001             2000
                                                        -------          -------
                                                         (Dollars In Thousands)

Cash on hand                                            $ 1,444          $ 1,483
Due from banks                                           10,891           13,544
Certificates of deposit                                     194              187
Federal funds sold                                          550            6,735
Money market mutual funds                                    --            3,210
                                                        -------          -------
                                                        $13,079          $25,159
                                                        =======          =======

3.  INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are presented below. All securities held are publicly traded.

                                                                   December 31, 2001
                                          ---------------------------------------------------------------------
                                                                      Gross             Gross        Estimated
                                                 Amortized       Unrealized        Unrealized             Fair
                                                      Cost            Gains            Losses            Value
                                                      ----            -----            ------            -----
                                                                     (Dollars  In Thousands)
Available for sale
------------------
   Variable rate corporate trust
      preferred securities                         $ 7,707             $ --           $ (407)          $ 7,300
                                                   =======             ====           =======          =======

                                                                   December 31, 2000
                                          ---------------------------------------------------------------------
                                                                      Gross             Gross        Estimated
                                                 Amortized       Unrealized        Unrealized             Fair
                                                      Cost            Gains            Losses            Value
                                                      ----            -----            ------            -----
                                                                     (Dollars  In Thousands)
Available for sale
------------------
   Variable rate corporate trust
      preferred securities                         $ 7,696             $ --           $ (336)          $ 7,360
                                                   =======             ====           =======          =======

The following table shows the amortized cost, estimated fair value, and weighted average yield of the Company's investment securities by year of contractual maturity. Actual maturities may differ from contractual maturities due to rights of issuers to call obligations.

                                                   December 31, 2001
                                       ----------------------------------------
                                                       Estimated      Weighted
                                       Amortized            Fair       Average
                                            Cost           Value         Yield
                                            ----           -----         -----
                                                (Dollars  In Thousands)

Available for sale
------------------
   Variable rate corporate trust
      preferred securities
         Due in 2012 and thereafter      $ 7,707         $ 7,300         2.94%
                                         =======         =======         =====

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999 (Continued)
--------------------------------------------------------------------------------

Proceeds from and realized gains and losses on sales of investment securities available for sale are summarized as follows:

                                            Year Ended December 31,
                                    -----------------------------------------
                                      2001            2000              1999
                                      ----            ----              ----
                                              (Dollars In Thousands)

Proceeds from sales                  $  --         $ 3,730           $ 8,005
Gross realized gains on sales           --              --               518
Gross realized losses on sales          --              44                --

4.       MORTGAGE BACKED SECURITIES

The amortized cost and estimated fair value of mortgage backed securities ("MBS") are presented below. Types of mortgage backed securities include pass through certificates ("PT's"), balloon MBS ("Balloon's"), and collateralized mortgage obligations ("CMO's"). All securities held are publicly traded.

                                                                   December 31, 2001
                                          ---------------------------------------------------------------------
                                                                      Gross             Gross        Estimated
                                                 Amortized       Unrealized        Unrealized             Fair
                                                      Cost            Gains            Losses            Value
                                                      ----            -----            ------            -----
                                                                     (Dollars  In Thousands)
Available for sale
------------------
   Fixed rate FHLMC PT's                           $ 1,551            $  34            $   --          $ 1,585
   Fixed rate FNMA PT's                                585               38                --              623
   Fixed rate GNMA PT's                                744               31                --              775
   Variable rate FNMA PT's                           4,629               62                --            4,691
   Fixed rate FHLMC balloons                         1,956               --                --            1,956
   Fixed rate CMO's:
      Agency issuance                               17,062               86                --           17,148
      Non Agency issuance                            3,831               35                --            3,866
                                                   -------            -----            ------          -------
                                                   $30,358            $ 286            $   --          $30,644
                                                   =======            =====            ======          =======

                                                                   December 31, 2000
                                          ---------------------------------------------------------------------
                                                                      Gross             Gross        Estimated
                                                 Amortized       Unrealized        Unrealized             Fair
                                                      Cost            Gains            Losses            Value
                                                      ----            -----            ------            -----
                                                                     (Dollars  In Thousands)
Available for sale
------------------
   Fixed rate FHLMC PT's                           $ 1,090            $  13            $   --          $ 1,103
   Fixed rate FNMA PT's                              3,649               25               (2)            3,672
   Fixed rate GNMA PT's                              1,060               --              (11)            1,049
   Variable rate FNMA PT's                             571                5                --              576
   Fixed rate CMOs:
      Agency issuance                               19,095                5             (266)           18,834
      Non Agency issuance                           18,210                4             (498)           17,716
                                                   -------            -----           -------          -------
                                                   $43,675            $  52           $ (777)          $42,950
                                                   =======            =====           =======          =======

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999 (Continued)
--------------------------------------------------------------------------------

The following table shows the amortized cost, estimated fair value, and weighted average yield of the Company's mortgage backed securities by year of contractual maturity. Actual maturities may differ from contractual maturities due to principal prepayments, priority of principal allocation within collateralized mortgage obligations, or rights of issuers to call obligations prior to maturity.

                                                        December 31, 2001
                                   -------------------------------------------------------
                                                          Estimated              Weighted
                                    Amortized                  Fair               Average
                                         Cost                 Value                 Yield
                                         ----                 -----                 -----
                                                     (Dollars In Thousands)
Available for sale
------------------
Due in 2003 through 2006               $  900                $  907                 5.90%
Due in 2007 through 2011                2,557                 2,582                 5.28%
Due in 2012 and thereafter             26,901                27,155                 4.99%
                                      -------               -------                 ----
                                      $30,358               $30,644                 5.04%
                                      =======               =======                 =====

Proceeds from and realized gains and losses on sales of mortgage backed securities available for sale are summarized as follows:

                                                            Year Ended December 31,
                                        ------------------------------------------------------
                                             2001                  2000                  1999
                                             ----                  ----                  ----
                                                            (Dollars In Thousands)
Proceeds from sales                      $ 12,287              $ 24,425              $ 17,643
Gross realized gains on sales                 190                    72                    30
Gross realized losses on sales                 --                    83                    52

The Company pledges mortgage backed securities to the Federal Home Loan Bank as collateral for advances, to the State of California as collateral for certain deposits, to public entities as collateral for certain deposits, and to the Federal Reserve as collateral for certain customer payments. The following table details the amortized cost of mortgage backed securities not pledged and pledged for various purposes:

                                                       December 31,
                                                -------------------------
                                                    2001             2000
                                                    ----             ----
                                                   (Dollars In Thousands)

Not pledged                                       $   --          $ 7,010
Pledged to the Federal Home Loan Bank              3,831           18,210
Pledged to the State of California                24,962           17,487
Pledged to public funds                              470              571
Pledged to the Federal Reserve                     1,095              397
                                                --------         --------
                                                $ 30,358         $ 43,675
                                                ========         ========

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999 (Continued)
--------------------------------------------------------------------------------

5.        LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable, net are summarized as follows:

                                                                                       December 31,
                                                                                --------------------------
                                                                                    2001              2000
                                                                                    ----              ----
                                                                                    (Dollars In Thousands)
Held for investment:
   Loans secured by real estate:
      Residential one to four unit                                              $204,829          $160,155
      Multifamily five or more units                                             103,854            76,727
      Commercial and industrial                                                  109,988           102,322
      Construction                                                                38,522            59,052
      Land                                                                        11,924            16,310
                                                                                --------          --------
   Sub-total loans secured by real estate                                        469,117           414,566

   Other loans:
      Home equity lines of credit                                                  6,608             5,631
      Loans secured by deposits                                                      202               494
      Consumer lines of credit, unsecured                                            170               175
      Business term loans                                                          3,163             1,641
      Business lines of credit                                                     5,680             1,438
                                                                                --------          --------
   Sub-total other loans                                                          15,823             9,379

   Sub-total gross loans held for investment                                     484,940           423,945

   (Less) / Plus:
      Undisbursed construction loan funds                                        (12,621)          (26,580)
      Unamortized purchase premiums, net of purchase discounts                       435                21
      Deferred loan fees and costs, net                                             (202)             (202)
      Allowance for loan losses                                                   (6,665)           (5,364)
                                                                                --------          --------
Loans receivable held for investment, net                                       $465,887          $391,820
                                                                                ========          ========

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999 (Continued)
--------------------------------------------------------------------------------

The Company serviced various types of loans for others, primarily residential mortgages, with the outstanding principal balance amounts summarized below:

                                                    December 31,
                                 --------------------------------------------
                                     2001              2000             1999
                                     ----              ----             ----
                                                (Dollars In Thousands)

Loans serviced for others        $ 42,637          $ 62,031         $ 74,225

Activity in the allowance for loan losses is summarized as follows:

                                                                             Year Ended December 31,
                                                               -------------------------------------------
                                                                   2001             2000              1999
                                                                   ----             ----              ----
                                                                            (Dollars In Thousands)
Balance, beginning of year                                      $ 5,364          $ 3,502           $ 2,780

Provision for loan losses                                         1,400            2,175               835

Charge-offs:
     Residential one to four unit real estate loans                  --             (371)             (113)
     Consumer lines of credit, unsecured                             (4)              --                --
     Business lines of credit                                       (95)              --                --
                                                                -------          -------           -------

Total charge-offs                                                   (99)            (371)             (113)

Recoveries:
     Residential one to four family real estate loans                --               58                --
                                                                -------          -------           -------

Balance, end of year                                            $ 6,665          $ 5,364           $ 3,502
                                                                =======          =======           =======

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999 (Continued)
--------------------------------------------------------------------------------

The following tables summarizes the Company's recorded investment in impaired loans by type:

                                     Accrual Status                Non-Accrual Status             Total Impaired Loans
                               ----------------------------    ---------------------------     ---------------------------
                                                  Specific                       Specific                        Specific
                                   Principal    Allowances        Principal    Allowances         Principal    Allowances
                                   ---------    ----------        ---------    ----------         ---------    ----------
                                                                   (Dollars In Thousands)
December 31, 2001
   Residential one to four unit       $   --        $   --          $ 1,372        $   --           $ 1,372        $   --
   Commercial real estate                 --            --              851            --               851            --
   Consumer lines of credit               --            --                1            --                 1            --
   Business term loans                    --            --               28            --                28            --
                                      ------        ------          -------        ------           -------        ------

Total                                 $   --        $   --          $ 2,252        $  ---           $ 2,252        $   --
                                      ======        ======          =======        ======           =======        ======

December 31, 2000
   Residential one to four unit       $  677         $  --           $  603        $   --           $ 1,280        $   --
   Commercial real estate                 --            --            1,133            --             1,133            --
   Construction                           --            --            2,852           600             2,852           600
   Business term loans                    --            --               78            --                78            --
                                      ------        ------          -------        ------           -------        ------

Total                                 $  677        $   --          $ 4,666         $ 600           $ 5,343         $ 600
                                      ======        ======          =======         =====           =======         =====

Additional information concerning impaired loans is as follows:

                                                            2001     2000     1999
                                                            ----     ----     ----
                                                            (Dollars In Thousands)
Average investment in impaired loans for the year          $2,304   $7,790   $2,511
                                                           ======   ======   ======

Interest recognized on impaired loans at December 31       $  146   $  461   $  590
                                                           ======   ======   ======

Interest not recognized on impaired loans at December 31   $   46   $  110   $  109
                                                           ======   ======   ======

Additional information concerning non-accrual loans is as follows:

                                                              2001   2000   1999
                                                              ----   ----   ----
                                                             (Dollars In Thousands)
Interest recognized on non-accrual loans at December 31       $146   $400   $ 80
                                                              ====   ====   ====

Interest not recognized on non-accrual loans at December 31   $ 46   $110   $109
                                                              ====   ====   ====

The Company extends loans to executive officers and directors in the ordinary course of business. These transactions were on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties and do not involve more than normal risk or unfavorable terms for the Company. An analysis of the activity of these loans is as follows:

                                                         Year Ended December 31,
                                                        ------------------------
                                                          2001             2000
                                                          ----             ----
                                                          (Dollars In Thousands)

Credit commitments, beginning of year                    $ 1,724        $   631
New term loans and lines of credit                         1,781          2,119
Repayments                                                (1,195)          (728)
Other                                                       (350)          (298)
                                                         -------        -------
Credit commitments, end of year                          $ 1,960        $ 1,724
                                                         =======        =======

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999 (Continued)
--------------------------------------------------------------------------------

Under Office of Thrift Supervision ("OTS") regulations, the Bank may not make real estate loans to one borrower in an amount exceeding 15% of the Bank's unimpaired capital and surplus, plus an additional 10% for loans secured by readily marketable collateral. At December 31, 2001 and 2000, such limitation would have been approximately $7,623,000 and $6,520,000, respectively.

The vast majority of the Company's loans are secured by real estate located in California. The Company's credit risk is therefore primarily related to the economic conditions and real estate valuations of this state. Loans are generally made on the basis of a secure repayment source, which is based on a detailed cash flow analysis; however, collateral is generally a secondary source for loan qualification. Under the Company's policy, private mortgage insurance is required for all residential real estate secured loans with an initial loan to value ratio greater than 80%.

6.       INVESTMENT IN CAPITAL STOCK OF THE FEDERAL HOME LOAN BANK

As a member of the Federal Home Loan Bank of San Francisco, the Bank is required to own capital stock in an amount specified by regulation. As of December 31, 2001 and 2000, the Bank owned 29,977 and 28,838 shares, respectively, of $100 par value FHLB stock. The amount of stock owned at December 31, 2001 meets the most recent regulatory determination.

7.       ACCRUED INTEREST RECEIVABLE

Accrued interest receivable is summarized as follows:

                                                                       December 31,
                                                                   --------------------
                                                                       2001      2000
                                                                       ----      ----
                                                                   (Dollars In Thousands)
Interest receivable on cash equivalents                              $   --   $   13
Interest receivable on investment securities                             39      102
Interest receivable on mortgage backed securities                       161      246
Interest receivable on capital stock of the Federal Home Loan Bank       29       48
Interest receivable on loans                                          2,686    2,492
                                                                     ------   ------
                                                                     $2,915   $2,901
                                                                     ======   ======

8.       PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:
                                                            December 31,
                                                       ---------------------
                                                           2001        2000
                                                           ----        ----
                                                       (Dollars In Thousands)

Land                                                   $  3,213    $  3,213
Buildings and improvements                                4,257       4,373
Equipment                                                 3,733       2,832
                                                       --------    --------

Total, at cost                                           11,203      10,418

Less accumulated depreciation                            (3,585)     (3,043)
                                                       --------    --------

Premises and equipment, net                            $  7,618    $  7,375
                                                       ========    ========

Depreciation expense was $663 thousand, $441 thousand, and $472 thousand for the years ended December 31, 2001, 2000, and 1999, respectively.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999 (Continued)
--------------------------------------------------------------------------------

9.       CORE DEPOSIT INTANGIBLES

Core deposit intangibles, net, totaled approximately $1.5 million at December 31, 2001. This balance was comprised of two assets that were generated as a result of the purchase of deposit accounts by the Bank from other financial institutions in December 1996 and April 1998. Each of these assets is being amortized on a straight-line basis over seven years. At December 31, 2001, the Company maintained no other intangible assets, including goodwill.

Additional information regarding the Company's core deposit intangibles is as follows:

                                                    Original                                   Current
                                                    Carrying          Accumulated             Carrying
                                                      Amount         Amortization               Amount
                                                      ------         ------------               ------
                                                                (Dollars In Thousands)
1996 Core Deposit Intangible
----------------------------

Balance at December 31, 2000                         $ 3,670              $ 2,141              $ 1,529

2001 amortization expense                                                     524
                                                                          -------

Balance at December 31, 2001                         $ 3,670              $ 2,665              $ 1,005

1998 Core Deposit Intangible
----------------------------

Balance at December 31, 2000                         $ 1,096                $ 430                $ 666

2001 amortization expense                                                     157
                                                                          -------

Balance at December 31, 2001                          $1,096                $ 587                $ 509

Total Core Deposit Intangibles
------------------------------

Balance at December 31, 2000                         $ 4,766              $ 2,571              $ 2,195

2001 amortization expense                                                     681
                                                                          -------

Balance at December 31, 2001                         $ 4,766              $ 3,252              $ 1,514

Estimated future amortization expense for the Company's core deposit intangibles as of December 31, 2001 is as follows:

                          1996                 1998
                       Deposit              Deposit
                   Acquisition          Acquisition                Total
                   -----------          -----------                -----
                                 (Dollars In Thousands)

2002                     $ 524                $ 157                $ 681
2003                       481                  157                  638
2004                        --                  157                  157
2005                        --                   38                   38
2006                        --                   --                   --
                       -------                -----              -------

Total                  $ 1,005                $ 509              $ 1,514
                       =======                =====              =======

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999 (Continued)
--------------------------------------------------------------------------------

10.      DEPOSITS

Deposits are as follows:

                                                         December 31,
                                           ----------------------------------
(Dollars In Thousands)                             2001                 2000
                                                   ----                 ----

Demand deposit accounts                        $ 21,062             $ 17,065
NOW accounts                                     42,557               41,859
Savings accounts                                 19,127               16,503
Money market accounts                           105,828               87,651
Certificates of deposit < $100,000              156,351              166,905
Certificates of deposit $100,000 or more         87,414               77,805
                                               --------             --------
                                               $432,339             $407,788
                                               ========             ========

The following table sets forth the maturity distribution of certificates of deposit:

                                                                            December 31, 2001
                                              -----------------------------------------------------------------
                                                           Balance               Balance
                                                         Less Than              $100,000
                                                          $100,000              And Over                 Total
                                                          --------              --------                 -----
                                                                        (Dollars In Thousands)
Three months or less                                      $ 44,749              $ 36,273              $ 81,022
Over three through six months                               37,684                15,944                53,628
Over six through twelve months                              40,313                18,100                58,413
Over twelve months through two years                        27,634                14,996                42,630
Over two years through three years                           2,619                   911                 3,530
Over three years                                             3,352                 1,190                 4,542
                                                         ---------              --------             ---------
                                                         $ 156,351              $ 87,414             $ 243,765
                                                         =========              ========             =========

At December 31, 2001 and 2000, respectively, total accounts with balances of $100,000 or greater in deposit products other than certificates of deposit amounted to $72,814,000 and $52,447,000.

Interest expense on deposits is summarized as follows:

                                               Year Ended December 31,
                              ------------------------------------------------
                                      2001             2000              1999
                                      ----             ----              ----
                                             (Dollars In Thousands)

NOW accounts                        $  366           $  550            $  388
Savings accounts                       216              281               280
Money market accounts                3,452            4,040             3,402
Certificates of deposit             12,415           12,360            11,060
                                    ------           ------            ------
                                   $16,449          $17,231           $15,130
                                   =======          =======           =======

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999 (Continued)
--------------------------------------------------------------------------------

11.      ADVANCES FROM THE FEDERAL HOME LOAN BANK AND OTHER BORROWINGS

The Bank is a member of the Federal Home Loan Bank ("FHLB") of San Francisco and borrows from the FHLB through various types of collateralized advances. Assets pledged to the FHLB to collateralize advances include the Bank's ownership interest in the capital stock of the FHLB, mortgage backed securities, and various types of qualifying whole loans.

A summary of advances from the FHLB and related maturities follows. All FHLB advances outstanding at December 31, 2001 and December 31, 2000 were term, bullet maturity, and non-structured advances.

                                                            December 31,
                                           ----------------------------------
Year Of Maturity                                      2001              2000
----------------                                      ----              ----
                                                      (Dollars In Thousands)

     2002                                         $ 13,000            $   --
     2003                                           33,000            25,000
     2004                                              282               282
     2005                                            1,500             1,500
     2006                                            4,800             4,800
     2010                                            1,000             1,000
                                                   -------           -------
                                                   $53,582           $32,582
                                                   =======           =======

Weighted average nominal rate                        4.46%             5.48%

Additional information concerning advances from the FHLB includes:

                                                                                    2001        2000
                                                                                    ----        ----
                                                                                 (Dollars In Thousands)
Average amount outstanding during the year                                         $47,526    $43,946

Maximum amount outstanding at any month-end during the year                        $65,582    $50,582

Weighted average interest rate during the year                                       5.30%      5.72%

Collateral pledged to secured advances from the FHLB is comprised of the following (amortized cost):

                                                               December 31,
                                                -------------------------------
                                                         2001             2000
                                                         ----             ----
                                                        (Dollars In Thousands)

Mortgage backed securities                            $ 3,831         $ 18,210
Capital stock in the Federal Home Loan Bank             2,998            2,884
Mortgage loans                                        279,539          232,604

Other borrowings at December 31, 2001 included certain impound accounts totaling $218 thousand that bear interest at a rate of 2.00%. These accounts are used to pay various costs associated with real property, including property taxes and insurance.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999 (Continued)
--------------------------------------------------------------------------------

12.      LINES OF CREDIT

At December 31, 2001, Monterey Bay Bancorp, Inc. had a revolving line of credit from a correspondent bank of Monterey Bay Bank. The line of credit is for $3.0 million and expires on December 30, 2002. There was no balance outstanding on the line of credit at December 31, 2001. The line of credit is collateralized by eight hundred thousand shares of Monterey Bay Bancorp, Inc.'s treasury stock, which is in the custody of the correspondent bank. The line of credit contains various covenants regarding the maintenance of certain financial conditions and the provision of financial and operating information. This line of credit provides an additional source of liquidity to the Monterey Bay Bancorp, Inc. holding company.

13.      INCOME TAXES

The components of the provision for income taxes are as follows:

                                                                             Year Ended December 31,
                                                       ----------------------------------------------------
                                                                   2001             2000              1999
                                                                   ----             ----              ----
                                                                          (Dollars In Thousands)
Current:
     Federal                                                    $ 2,544          $ 1,889           $ 2,453
     State                                                          764              652               801
                                                                -------          -------           -------

          Total current                                           3,308            2,541             3,254
                                                                -------          -------           -------

Deferred:
     Federal                                                       (495)            (457)             (605)
     State                                                          (26)            (138)             (138)
                                                                -------          -------           -------

          Total deferred                                           (521)            (595)             (743)
                                                                -------          -------           -------

          Provision for income taxes                            $ 2,787          $ 1,946           $ 2,511
                                                                =======          =======           =======

A reconciliation from the statutory federal income and state franchise tax rates to the consolidated effective tax rates, expressed as a percentage of income before income taxes, follows:

                                                                                      Year Ended December 31,
                                                                ----------------------------------------------------
                                                                            2001             2000              1999
                                                                            ----             ----              ----
                                                                                     (Dollars In Thousands)
Statutory federal income tax rate                                          34.0%            34.0%             34.0%
California franchise tax, net of federal income tax benefit                 7.4%             7.6%              7.5%
Other                                                                       1.2%             1.9%              1.7%
                                                                           ----             ----              ----

     Effective income tax rate                                             42.6%            43.5%             43.2%
                                                                           =====            =====             =====

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999 (Continued)
--------------------------------------------------------------------------------

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

                                                                                December 31,
                                                                ----------------------------------
                                                                            2001             2000
                                                                            ----             ----
                                                                           (Dollars In Thousands)
Deferred tax assets:
     Allowance for loan losses                                           $ 2,706          $ 1,864
     Intangible assets                                                     1,057              969
     Deferred compensation                                                    46              319
     Unrealized loss on securities available for sale                         50              437
     Other                                                                    41               75
                                                                         -------          -------

          Total gross deferred tax assets                                  4,000            3,664
                                                                         -------          -------

Deferred tax liabilities:
     FHLB stock dividends                                                   (441)            (419)
     Other                                                                  (245)             (66)
                                                                         -------          -------

          Total gross deferred tax liabilities                              (686)            (485)
                                                                         -------          -------

Net deferred tax asset                                                   $ 3,314          $ 3,179
                                                                         =======          =======

The Company believes that it is more likely than not that it will realize the above deferred tax assets in future periods; therefore, no valuation allowance has been provided against its deferred tax assets.

Legislation regarding bad debt recapture became law in 1996. The law requires recapture of reserves accumulated after 1987, and required that the recapture tax on post-1987 reserves be paid over a six year period starting in 1996. The Company completed this recapture in 2001.

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

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999 (Continued)
--------------------------------------------------------------------------------

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

The OTS maintains regulations that require the Bank to maintain a minimum regulatory tangible capital ratio (as defined) of 1.50%, a minimum regulatory core capital ratio (as defined) of 4.00% (unless the Bank has been assigned the highest composite rating under the Uniform Financial Institutions Rating System, in which case 3.00%), and a regulatory risk based capital ratio (as defined) of 8.00%. The following table presents a reconciliation as of December 31, 2001 and 2000, between the Bank's capital under accounting principles generally accepted in the United States of America ("GAAP") and regulatory capital as presently defined under OTS regulations, in addition to a review of the Bank's compliance with OTS capital requirements:

(Dollars In Thousands)

                                                    Tangible Capital      Core (Tier One) Capital        Risk Based Capital
                                                ------------------------  ------------------------    ------------------------
As Of December 31, 2001                          Amount      Percent         Amount      Percent         Amount      Percent
-----------------------                          ------      -------         ------      -------         ------      -------
Capital of the Bank presented on a GAAP basis  $ 45,597                    $ 45,597                    $ 45,597
Adjustments to GAAP capital to derive
  regulatory capital:
       Net unrealized loss on debt
         securities classified as
         available for sale                          71                          71                          71
       Non-qualifying intangible assets          (1,514)                     (1,514)                     (1,514)
       Qualifying general allowance for
        loan losses                                 --                          --                        4,871
                                               --------                    --------                    --------


Bank regulatory capital                          44,154        8.24%         44,154        8.24%         49,025       12.64%
Less minimum capital requirement                  8,040        1.50%         21,440        4.00%         31,031        8.00%
                                               --------        ----        --------        ----        --------        ----

Regulatory capital in excess of minimums       $ 36,114        6.74%       $ 22,714        4.24%       $ 17,994        4.64%
                                               ========        =====       ========        =====       ========        =====

Additional information:
     Bank regulatory total assets             $ 535,998
     Bank regulatory risk based assets        $ 387,892

(Dollars In Thousands)
                                                    Tangible Capital      Core (Tier One) Capital        Risk Based Capital
                                                ------------------------  ------------------------    ------------------------
As Of December 31, 2000                          Amount      Percent         Amount      Percent         Amount      Percent
-----------------------                          ------      -------         ------      -------         ------      -------
Capital of the Bank presented on a GAAP basis  $ 40,274                    $ 40,274                    $ 40,274
Adjustments to GAAP capital to derive
  regulatory capital:
       Net unrealized loss on debt
         securities classified as
         available for sale                         624                         624                         624
       Non-qualifying intangible assets          (2,195)                     (2,195)                     (2,195)
       Qualifying general allowance for
          loan losses                                --                          --                       4,393
                                               --------                    --------                    --------

Bank regulatory capital                          38,703        8.03%         38,703        8.03%         43,096       12.28%
Less minimum capital requirement                  7,227        1.50%         19,272        4.00%         28,083        8.00%
                                               --------        ----        --------        ----        --------        ----

Regulatory capital in excess of minimums       $ 31,476        6.53%       $ 19,431        4.03%       $ 15,013        4.28%
                                               ========        =====       ========        =====       ========        =====

Additional information:
     Bank regulatory total assets             $ 481,795
     Bank regulatory risk based assets        $ 351,038

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999 (Continued)
--------------------------------------------------------------------------------

The OTS can take prompt corrective action against thrift institutions such as the Bank in the event the institution fails to meet certain regulatory capital thresholds. The prompt corrective action regulations define five specific capital categories based upon an institution's regulatory capital ratios. These five capital categories, in declining order, are "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", and "critically undercapitalized". Institutions categorized as "undercapitalized" or worse are subject to certain restrictions, including the requirement to file a capital plan with the OTS, prohibitions on the payment of dividends and management fees, restrictions on executive compensation, and increased supervisory monitoring, among other things. Other restrictions may be imposed on the institution either by the OTS or by the FDIC, including requirements to raise additional capital, sell assets, or sell the entire institution.

As of December 31, 2001 and 2000, the most recent notification from the OTS categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Bank must maintain minimum core capital, tier one risk based, and total risk based capital ratios as presented in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

                                                                                                                To Be Well
                                                                                                                Capitalized
                                                                                                               Under Prompt
                                                                                 For Capital Adequacy           Corrective
                                                              Actual                   Purposes              Action Provisions
                                                       ---------------------     ----------------------    ----------------------
As Of December 31, 2001                                   Amount      Ratio         Amount       Ratio         Amount      Ratio
-----------------------                                   ------      -----         ------       -----         ------      -----
   Total Capital (to risk weighted assets)              $ 49,025     12.64%       $ 31,031       8.00%       $ 38,789     10.00%
   Tier One Capital (to risk weighted assets)             44,154     11.38%            N/A         N/A         23,274      6.00%
   Core Capital (to adjusted tangible assets)             44,154      8.24%         21,440       4.00%         26,800      5.00%
   Tangible Capital (to tangible assets)                  44,154      8.24%          8,040       1.50%            N/A        N/A

As Of December 31, 2000                                   Amount      Ratio         Amount       Ratio         Amount      Ratio
-----------------------                                   ------      -----         ------       -----         ------      -----
   Total Capital (to risk weighted assets)              $ 43,096     12.28%       $ 28,083       8.00%       $ 35,104     10.00%
   Tier One Capital (to risk weighted assets)             38,703     11.03%            N/A         N/A         21,062      6.00%
   Core Capital (to adjusted tangible assets)             38,703      8.03%         19,272       4.00%         24,090      5.00%
   Tangible Capital (to tangible assets)                  38,703      8.03%          7,227       1.50%            N/A        N/A

The above amounts for December 31, 2001 and 2000 reflect a 100% risk-based capital category classification for a specific portfolio of residential mortgage loans, as discussed below.

At December 31, 2001, the Bank was under institution specific requirements from the OTS that regulatory capital ratios not decline below their levels at December 31, 1999. At December 31, 2001, the Bank was in compliance with these institution specific requirements and maintained $6.1 million in regulatory capital in excess of these institution specific requirements.

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

OTS rules impose certain limitations regarding stock repurchases and redemptions, cash-out mergers, and any other distributions charged against an institution's capital accounts. The payment of dividends by Monterey Bay Bank to Monterey Bay Bancorp, Inc. is subject to OTS regulations. "Safe-harbor" amounts of capital distributions can be made after providing notice to the OTS, but without needing prior approval. For Tier 1 institutions such as the Bank, an application is not required if the total amount of all capital distributions (including any proposed distribution) for any particular calendar year does not exceed net income for the year to date plus the institution's retained net income for the preceding two years, subject to the Bank's remaining classified as at least "adequately capitalized" following the proposed distribution. Distributions beyond this amount are allowed only with the prior approval of the OTS.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999 (Continued)
--------------------------------------------------------------------------------

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

At December 31, 2001, the outstanding principal balance of this mortgage loan pool was $5.6 million, with an additional $0.5 million in December payoffs received from the seller / servicer in January, 2002. While the seller / servicer met all its contractual obligations through December 31, 2001, the Company has allocated certain loan loss reserves due to concerns regarding the potential losses by the seller / servicer in honoring the guaranty, the present delinquency profile of the special residential mortgage pool, and the differential between certain loan principal balances for foreclosed loans and loans in the process of foreclosure and the estimated amounts to be recovered from the sales of such properties.

Because the seller / servicer provides scheduled principal and interest payments regardless of the actual payment performance of the loans and because the seller / servicer absorbs all losses on the disposition of associated foreclosed real estate, the Company reports all loans within the special residential loan pool as performing.

In conjunction with this Special Residential Loan Pool, on March 6, 2000, the Bank received a letter from the OTS mandating that the Bank (i) assign all of the loans in the pool a 100% risk based capital weighting, and (ii) not permit its regulatory capital ratios to decline below the levels existing at December 31, 1999. The Bank has continually complied with both conditions requested by the OTS.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999 (Continued)
--------------------------------------------------------------------------------

15.      COMMITMENTS AND CONTINGENCIES

The Company is involved in certain legal proceedings arising in the normal course of business. In the opinion of management, the outcomes of such proceedings should not have a material adverse effect on the Company's financial position or results of operations.

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments represent commitments to originate fixed and variable rate loans, lines of credit, and loans in process, and involve, to varying degrees, elements of interest rate risk and credit risk in excess of the amount recognized in the Consolidated Statements of Financial Condition. The Company uses the same credit policies in making commitments to originate loans and lines of credit as it does for on-balance sheet instruments.

At December 31, 2001, the Company had outstanding the following commitments to originate loans and lines of credit:

(Dollars In Thousands)                                       December 31, 2001
                                                                   Outstanding
Loan Category                                                      Commitments
-------------                                                      -----------

Residential fixed rate mortgages                                      $  3,239
Residential variable rate mortgages                                      7,542
Multifamily five or more units                                           3,480
Commercial and industrial real estate                                    1,315
Construction                                                             4,377
Land                                                                       100
Home equity lines of credit                                                238
Business term loans                                                      1,096
Business lines of credit                                                 3,030
                                                                      --------

Total                                                                 $ 24,417
                                                                      ========

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

At December 31, 2001, the Company had optional commitments totaling $2.2 million to sell fixed rate residential mortgages to various secondary market purchasers on a servicing released basis. These optional commitments do not expose the Company to financial loss in the event of non-delivery.

At December 31, 2001, the Company had made available various business, personal, and residential lines of credit totaling $25.8 million, of which the undisbursed portion was $13.5 million.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. At December 31, 2001, the Company maintained no outstanding letters of credit, compared to $136 thousand outstanding at December 31, 2000.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999 (Continued)
--------------------------------------------------------------------------------

At December 31, 2001, the Company had recourse liability on $895 thousand of sold residential loans. No losses stemming from this recourse liability were recorded during 2001 or 2000. Management includes a consideration of this recourse liability in establishing the allowance for loan losses.

At December 31, 2001, 2000, and 1999, the Company was obligated under non-cancelable operating leases for office space. Certain leases contain escalation clauses providing for increased rentals based primarily on increases in real estate taxes or on the average consumer price index. Rent expense under operating leases, included in occupancy and equipment expense, was $136 thousand, $133 thousand, and $121 thousand for the years ended December 31, 2001, 2000, and 1999, respectively.

Certain branch offices are leased under the terms of operating leases expiring at various dates through the year 2005. At December 31, 2001, future minimum rental commitments under non-cancelable operating leases were as follows:

                                  (Dollars In Thousands)

2002                                               $ 138
2003                                                 114
2004                                                  64
2005                                                  32
2006                                                  --
Thereafter                                            --
                                                   -----
Total                                              $ 348
                                                   =====

At December 31, 2001, the Company sub-leased space within its facilities to a total of four parties. Three of these parties were on month to month leases at December 31, 2001. The following table presents the scheduled rent obligation by the fourth party under a non-cancelable operating lease:

                                  (Dollars In Thousands)

2002                                                $ 75
2003                                                  77
2004                                                  80
2005                                                  68
2006                                                  --
Thereafter                                            --
                                                   -----
Total                                              $ 300
                                                   =====

In the normal course of business, the Company and Bank have negotiated employment agreements with the Chief Executive Officer / President and the Chief Financial Officer / Treasurer.

In addition, at December 31, 2001, the Company and Bank also maintained change in control agreements with five officers. These agreements result in severance payments following certain events associated with a change in control of the Company or the Bank.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999 (Continued)
--------------------------------------------------------------------------------

16.      EARNINGS PER SHARE

Basic Earnings Per Share ("EPS") are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. During the years 1999 through 2001, all of the Company's net income was available to common stockholders. The weighted average number of common shares outstanding for the Company is decreased in each reporting period by:

o shares associated with the Company's ESOP which have not been committed to be released

o shares associated with the Company's stock grant programs which are not yet vested to Plan participants

o the weighted average number of Treasury shares maintained by the Company during each period

The computation of Diluted EPS also considers, via the treasury stock method of calculation, the impact of shares issuable upon the assumed exercise of outstanding stock options (both incentive stock options and non-statutory stock options) and stemming from the grant of time-based stock awards under the Company's associated Plans for officers and directors. In calculating diluted earnings per share, no anti-dilutive calculations are permitted and diluted share counts are applicable only in the event of positive earnings. For the years 1999 through 2001, there was no difference in the Company's income used in calculating basic and diluted earnings per share.

The following table reconciles the calculation of the Company's Basic and Diluted EPS for the periods indicated.

                                                                              For The Year Ended December 31,
                                                                ----------------------------------------------------
(In Whole Dollars And Whole Shares)                                         2001             2000              1999
                                                                            ----             ----              ----
Net income                                                           $ 3,751,000      $ 2,523,000       $ 3,301,000
                                                                     ===========      ===========       ===========

Average shares issued                                                  4,492,085        4,492,085         4,492,085

Less weighted average:
   Uncommitted ESOP shares                                              (125,781)        (161,719)         (197,657)
   Non-vested stock award shares                                         (28,413)         (60,612)          (88,689)
   Treasury shares                                                    (1,062,588)      (1,158,844)         (974,577)
                                                                     -----------      -----------       -----------

Sub-total                                                             (1,216,782)      (1,381,175)       (1,260,923)
                                                                     -----------      -----------       -----------

Weighted average BASIC shares outstanding                              3,275,303        3,110,910         3,231,162

Add dilutive effect of:
   Stock options                                                          67,121           12,483            83,730
   Stock awards                                                              809              159             5,286
                                                                     -----------      -----------       -----------

Sub-total                                                                 67,930           12,642            89,016
                                                                     -----------      -----------       -----------

Weighted average DILUTED shares outstanding                            3,343,233        3,123,552         3,320,178
                                                                     ===========      ===========       ===========

Earnings per share:

   BASIC                                                             $      1.15      $      0.81       $      1.02
                                                                     ===========      ===========       ===========

   DILUTED                                                           $      1.12      $      0.81       $      0.99
                                                                     ===========      ===========       ===========

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999 (Continued)
--------------------------------------------------------------------------------

17.      OTHER COMPREHENSIVE INCOME

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

Reclassification adjustments for the change in net gains (losses) included in other comprehensive income from investment and mortgage backed securities classified as available for sale during the past three years are summarized as follows:

                                                                                       Year Ended December 31,
                                                                ----------------------------------------------------
                                                                            2001             2000              1999
                                                                            ----             ----              ----
                                                                                    (Dollars In Thousands)
Gross reclassification adjustment                                         $  190           $  (55)            $ 496
Tax (expense) benefit                                                        (78)              23              (204)
                                                                          ------           ------             -----
Reclassification adjustment, net of tax                                   $  112           $  (32)            $ 292
                                                                          ======           =======            =====

A reconciliation of the net unrealized gain or loss on available for sale securities recognized in other comprehensive income is as follows:

                                                                                           Year Ended December 31,
                                                                            --------------------------------------------
                                                                                     2001           2000           1999
                                                                                     ----           ----           ----
                                                                                          (Dollars In Thousands)
Holding gain (loss) arising during the year, net of tax                            $  665         $  513       $ (1,671)
Reclassification adjustment, net of tax                                              (112)            32           (292)
                                                                                   ------         ------        -------

Net unrealized gain (loss) recognized in other comprehensive income                $  553         $  545        $(1,963)
                                                                                   ======         ======        ========

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999 (Continued)
--------------------------------------------------------------------------------

18.      STOCK BENEFIT PLANS

Stock Option Programs - The Company's stock option programs have all been approved by the Company's stockholders and provide for the issuance of options to directors and employees only, and not to any unaffiliated individuals or entities.

On August 24, 1995, the stockholders of the Company approved the 1995 Incentive Stock Option Plan (the "Stock Option Plan"). Under the Stock Option Plan, the Company may grant to officers and employees of the Company and its subsidiary, the Bank, both non-statutory and incentive stock options, as defined under the Internal Revenue Code, to purchase shares of the Company's common stock.

On August 24, 1995, the stockholders of the Company also approved the 1995 Stock Option Plan For Outside Directors (the "Directors Option Plan"). Under the Directors' Option Plan, directors who are not officers or employees of the Company or Bank may be granted non-statutory stock options to purchase up to 97,929 shares of the Company's common stock.

On May 25, 2000, the stockholders of the Company approved amendments to the Stock Option Plan. These amendments included:

o an increase in the number of shares reserved for issuance under the Stock Option Plan to 660,000 shares

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

As of December 31, 2001, there were 1,500 non-statutory stock options issued under the Stock Option Plan granted to an individual owning more than 10.0% of the Company's common shares then outstanding. However, restrictions contained in the Company's Articles Of Incorporation limit the combined voting power of the Company common stock owned by this individual, who was a Director of the Company at December 31, 2001, to no more than 10.0% of the total combined voting power of the Company's common stock.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999 (Continued)
--------------------------------------------------------------------------------

During the years ended December 31, 2001, 2000, and 1999, the Company did not amend the terms or conditions of any existing stock option grant. The Company has never repriced a stock option following its issuance.

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

                                                                              Year Ended December 31,
                                                       ----------------------------------------------------
                                                                   2001             2000              1999
                                                                   ----             ----              ----

                                                                (Dollars In Thousands, Except Share Data)
Net income:
     As reported                                                $ 3,751          $ 2,523           $ 3,301
     Pro forma                                                  $ 3,522          $ 2,223           $ 3,022

Basic earnings per share:
     As reported                                                 $ 1.15           $ 0.81            $ 1.02
     Pro forma                                                   $ 1.08           $ 0.71            $ 0.94

Diluted earnings per share:
     As reported                                                 $ 1.12           $ 0.81            $ 0.99
     Pro forma                                                   $ 1.05           $ 0.71            $ 0.91

Shares utilized in Basic EPS calculations                     3,275,303        3,110,910         3,231,162
Shares utilized in Diluted EPS calculations                   3,343,233        3,123,552         3,320,178

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999 (Continued)
--------------------------------------------------------------------------------

The status of the aggregate stock options under the two Plans as of December 31, 2001, 2000, and 1999, and changes during the years then ended, are presented below. The abbreviation "FMV" represents "fair market value" and the abbreviation "N/A" represents "not applicable".

                                                                          December 31,
                                      --------------------------------------------------------------------------------------
                                                2001                          2000                          1999
                                      -------------------------     --------------------------    --------------------------
                                                      Weighted                       Weighted                      Weighted
                                                       Average                        Average                       Average
                                                      Exercise                       Exercise                      Exercise
                                           Shares        Price           Shares         Price          Shares         Price
                                           ------        -----           ------         -----          ------         -----
Options outstanding at the
   beginning of the year                  550,236       $10.19          362,597        $10.30         418,311        $10.38

Granted                                    82,750       $15.19          197,865        $10.00           5,000        $14.75
Forfeited                                  92,271       $12.03           10,226        $10.49          26,932        $13.59
Exercised                                 115,611        $9.11               --         $  --          33,782         $9.40
                                          -------                       -------                       -------
Options outstanding at year end           425,104       $11.02          550,236        $10.19         362,597        $10.30
                                          =======                       =======                       =======
Options outstanding at year end:
   Granted at 100% FMV                    270,354        $9.71          464,236        $10.04         362,597        $10.30
   Granted at 110% FMV                    154,750       $13.32           86,000        $10.98              --            --
                                          -------                       -------                       -------
Total                                     425,104       $11.02          550,236        $10.19         362,597        $10.30
                                          =======                       =======                       =======
Options exercisable at year end:
   Granted at 100% FMV                    184,932        $9.65          308,262         $9.65         239,853         $9.51
   Granted at 110% FMV                     70,292       $14.10           17,240        $11.76              --            --
                                          -------                       -------                       -------
Total                                     255,224       $10.88          325,502         $9.76         239,853         $9.51
                                          =======                       =======                       =======

Options available for future grants       137,064                       127,543                        69,289

Weighted average remaining
   contractual life of options
   outstanding at year end              6.2 years                     6.6 years                     6.2 years

Weighted average fair value for
   options granted during the year
   at 100% of FMV:                            N/A                         $4.68                         $7.76

Weighted average fair value for
   options granted during the year
   at 110% of FMV:                          $5.08                         $4.41                           N/A

Weighted average assumptions
   utilized in the Black-Scholes
   option-pricing model
   for all options granted each year

Dividend Yield                              0.00%                         0.00%                         1.00%
Expected stock price volatility            35.00%                        35.00%                        45.00%
Average risk-free interest rate             4.44%                         6.11%                         5.73%
Expected option lives                     6 years                       8 years                       8 years

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999 (Continued)
--------------------------------------------------------------------------------

The following table summarizes information about the stock options outstanding at December 31, 2001:

Options Granted At 100% Of Fair Market Value:

                                               Weighted
                                                Average
                                              Remaining
Exercise                  Number       Contractual Life                 Number
Price                Outstanding               In Years            Exercisable
-----                -----------               --------            -----------
$  8.19                   45,000                    8.3                  9,000
$  9.10                  140,616                    3.6                140,616
$  9.50                    9,658                    4.5                  9,658
$  9.69                    9,941                    8.2                  1,987
$ 10.13                   40,000                    8.1                  8,000
$ 14.80                   18,750                    6.5                 11,250
$ 16.60                    6,389                    6.2                  4,421

$  8.19 - $16.60         270,354                    5.5                184,932
                         =======                                       =======

Options Granted At 110% Of Fair Market Value:

                                               Weighted
                                                Average
                                              Remaining
Exercise                  Number       Contractual Life                 Number
Price                Outstanding               In Years            Exercisable
-----                -----------               --------            -----------
$ 9.90                    10,000                    8.4                  2,000
$11.21                    42,500                    8.9                  8,500
$11.76                    20,000                    4.7                 17,792
$12.62                     8,000                    9.5                     --
$12.65                    10,000                    9.1                     --
$14.74                     3,000                    9.8                     --
$15.88                    51,250                    5.8                 42,000
$16.26                     3,000                    9.7                     --
$16.64                     5,000                   10.0                     --
$16.82                     2,000                   10.0                     --

$9.90 - $16.82           154,750                    7.4                 70,292
                         =======                                        ======

TOTAL                    425,104                    6.2                255,224
                         =======                                       =======

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999 (Continued)
--------------------------------------------------------------------------------

Stock Award Programs - The Company maintains a Performance Equity Program ("PEP") for officers and employees. In addition, prior to the end of 2000, the Company maintained a Recognition and Retention Plan for Outside Directors
("RRP"). The Company accelerated the vesting of the remaining RRP shares, distributed the remaining shares, and terminated the RRP during 2000. These two stock award Plans (PEP and RRP) were designed to provide directors, officers, and employees with a proprietary interest in the Company in a manner designed to encourage such persons to remain with the Company and to improve the financial performance of the Company. The two stock award plans were approved by the Company's stockholders.

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

During 2001 and 2000, the Company utilized previously unallocated shares under the PEP to compensate certain employees for their favorable performance. These shares were granted in lieu of cash incentive compensation and vested immediately.

During the years ended December 31, 2001, 2000, and 1999, the Company made no changes to the terms or conditions of existing stock award grants.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999 (Continued)
--------------------------------------------------------------------------------

A summary of the PEP as of December 31, 2001, 2000, and 1999, and changes and related expense during the years ended on those dates, is presented below:

                                                                                 2001          2000          1999
                                                                                 ----          ----          ----
Stock awards outstanding at the beginning of the year                          35,079        30,864        56,772

Stock award activity during the year:
     Time based shares granted                                                     --        11,576            --
     Performance based shares granted                                              --        18,168            --
     Performance based shares granted in lieu of cash compensation              9,438         3,160            --
     Performance based shares immediately vested upon grant                    (9,438)       (3,160)           --
     Time based shares forfeited                                               (6,329)           --        (1,450)
     Performance based shares forfeited                                        (3,109)       (1,129)       (4,781)
     Time based shares vested                                                  (4,298)      (11,860)      (12,668)
     Performance based shares vested                                           (3,374)      (12,540)       (7,009)
                                                                                -----        ------        ------

Stock awards outstanding at the end of the year                                17,969        35,079        30,864
                                                                                =====        ======        ======

Available for future awards at the end of the year                                 --            --        31,775
                                                                                =====        ======        ======

PEP compensation expense (Dollars In Thousands)                                 $ 200        $  230        $  227
                                                                                =====        ======        ======

A summary of the status of the RRP as of December 31, 2001, 2000, and 1999, and changes and related expense during the years ended on those dates, is presented below:

                                                                        2001          2000          1999
                                                                        ----          ----          ----
Stock awards outstanding at the beginning of the year                     --         9,541        16,588

Stock award activity during the year:
     Time based shares granted                                            --            --            --
     Time based shares canceled                                           --            --            --
     Time based shares vested                                             --        (9,541)       (7,047)
                                                                       -----         -----         -----

Stock awards outstanding at the end of the year                           --            --         9,541
                                                                       =====         =====         =====

Available for future awards at the end of the year                        --            --            --
                                                                       =====         =====         =====

RRP compensation expense (Dollars In Thousands)                        $  --         $  66         $  70
                                                                       =====         =====         =====

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999 (Continued)
--------------------------------------------------------------------------------

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

As of December 31, 2001, 251,562 shares had been cumulatively allocated to participants and committed to be released. As of December 31, 2001, the fair market value of the 107,813 unearned shares was $1.7 million based upon a closing market price per share of $15.50. The outstanding ESOP loan balance, which is not a component of the Company's consolidated financial statements, was $690 thousand at December 31, 2001.

Periodic operating expense associated with the ESOP is recognized based upon:

o    the number of Company common shares pro-rata allocated

o the fair market value of the Company's common stock at the dates shares are committed to be released

o any dividends received on unallocated shares as a reduction to periodic operating expense

The benefits expenses, not including administrative costs, related to the ESOP for the years ended December 31, 2001, 2000, and 1999 were $437 thousand, $317 thousand, and $454 thousand, respectively. At December 31, 2001 and 2000, the unearned compensation related to the ESOP was $690 thousand and $920 thousand, respectively. These amounts are shown as a reduction of stockholders' equity in the Consolidated Statements Of Financial Condition.

19.      401(K) PLAN

The Company maintains a tax deferred employee savings plan under Section 401(k) of the Internal Revenue Code. All employees are eligible to participate who are 21 years of age, have been employed by the Company for at least 30 days, and are scheduled to complete 1,000 hours of service or more per calendar year. While the 401(k) Plan allows the Company to provide periodic or matching contributions to employee accounts within the 401(k) Plan, no such contributions were made in the years 1999 through 2001.

The trust that administers the 401(k) Plan had assets of approximately $1.7 million and $1.8 million as of December 31, 2001 and 2000, respectively. None of these assets have been maintained at the Company or its subsidiary. At December 31, 2001, 401(k) Plan participants were able to invest in one or more of a total of twelve different investment alternatives at their discretion. The 401(k) Plan also allows participants to borrow funds, subject to certain limitations.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999 (Continued)
--------------------------------------------------------------------------------

20.      PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

The Parent Company (Monterey Bay Bancorp, Inc.) and its subsidiary, the Bank, file consolidated federal income tax returns in which the taxable income or loss of the Parent Company is combined with that of the Bank. The Parent Company's share of income tax expense is based on the amount which would be payable if separate returns were filed. Accordingly, the Parent Company's equity in the net income of its subsidiaries (distributed and undistributed) is excluded from the computation of the provision for income taxes for stand alone financial statement purposes.

The condensed financial statements of Monterey Bay Bancorp, Inc. (parent company only) are as follows:

CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                                December 31,
                                                         -----------------------
                                                             2001          2000
                                                             ----          ----
                                                          (Dollars In Thousands)
ASSETS:
     Cash and due from depository institutions            $ 4,619        $  558
     Overnight deposits                                        --         3,210
                                                          -------       -------
          Total cash & cash equivalents                     4,619         3,768

Other assets                                                    1            51
Investment in subsidiary                                   45,597        40,274
                                                          -------       -------

          TOTAL ASSETS                                    $50,217       $44,093
                                                          =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY:
     Liabilities:
           Other liabilities                                   55           256
                                                          -------       -------
                Total Liabilities                              55           256

     Stockholders' equity                                  50,162        43,837
                                                          -------       -------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $50,217       $44,093
                                                          =======       =======

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999 (Continued)
--------------------------------------------------------------------------------

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                                                        Year Ended December 31,
                                                                             ---------------------------------------
                                                                                    2001         2000          1999
                                                                                    ----         ----          ----
                                                                                        (Dollars In Thousands)
Interest income:
     Interest on mortgage backed securities and investment securities              $  --        $  19         $ 334
     Interest on loan receivable                                                      --          560           414
     Other interest income                                                           130           46            46
                                                                                  ------       ------        ------
          Total interest income                                                      130          625           794

Interest expense:
     Borrowings                                                                        9           31           180
                                                                                  ------       ------        ------
          Total interest expense                                                       9           31           180

Net interest income before (benefit) provision for loan losses                       121          594           614

(Benefit) provision for loan losses                                                   --         (200)           50
                                                                                  ------       ------        ------

Net interest income after (benefit) provision for loan losses                        121          794           564

Loss on sale of mortgage backed securities available for sale                         --           79             7
Non-interest expense                                                                 612          817           552
                                                                                  ------       ------        ------

Income before (benefit) provision for income taxes                                  (491)        (102)            5
(Benefit) provision for income taxes                                                (202)         (42)            3
                                                                                  ------       ------        ------
(Loss) income before undistributed net income of subsidiary                         (289)         (60)            2

Undistributed net income of subsidiary                                             4,040        2,583         3,299
                                                                                  ------       ------        ------

Net income                                                                        $3,751       $2,523        $3,301
                                                                                  ======       ======        ======

Other comprehensive income (loss)                                                    553          545        (1,963)
                                                                                  ------       ------        ------

Total comprehensive income                                                        $4,304       $3,068        $1,338
                                                                                  ======       ======        ======

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999 (Continued)
--------------------------------------------------------------------------------

CONDENSED STATEMENTS OF CASH FLOWS

                                                                                      Year Ended December 31,
                                                                             ---------------------------------------
                                                                                    2001         2000          1999
                                                                                    ----         ----          ----
                                                                                        (Dollars In Thousands)
OPERATING ACTIVITIES:

   Net income                                                                    $ 3,751      $ 2,523       $ 3,301

   Adjustments to reconcile net income to net cash provided by operating activities:

      Undisbursed net income of subsidiary                                        (4,040)      (2,583)       (3,299)
      Amortization of premiums on securities                                          --           --            64
      (Benefit) provision for loan losses                                             --         (200)           50
      Loss on sale of securities                                                      --           79             7
      Cash receipts associated with ESOP                                             230          460           257
      Decrease (increase) in other assets                                             50          473          (466)
      Other, net                                                                     107          138           310
                                                                                 -------      -------         -----

          Net cash provided by operating activities                                   98          890           224
                                                                                 -------      -------         -----

INVESTING ACTIVITIES:

   Proceeds from repayments of loans                                                  --        5,000            --
   Investment in subsidiary                                                         (300)      (2,100)           --
   Principal repayments on mortgage backed securities available for sale              --           49         2,021
   Proceeds from sales of mortgage backed securities available for sale               --        3,702           724
                                                                                 -------      -------         -----

         Net cash (used in) provided by investing activities                        (300)       6,651         2,745
                                                                                 -------      -------         -----

FINANCING ACTIVITIES:

   (Repayments) proceeds of borrowings, net                                           --       (2,410)       (2,080)
   Cash dividends paid to stockholders                                                --         (274)         (530)
   Sales of treasury stock for exercise of stock options                           1,053           --           318
   Purchases of treasury stock                                                        --       (1,251)       (1,668)
                                                                                 -------      -------         -----

         Net cash provided by (used in) financing activities                       1,053       (3,935)       (3,960)
                                                                                 -------      -------         -----

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                                   851        3,606          (991)

CASH & CASH EQUIVALENTS AT BEGINNING OF YEAR                                       3,768          162         1,153
                                                                                 -------      -------         -----

CASH & CASH EQUIVALENTS AT END OF YEAR                                           $ 4,619      $ 3,768         $ 162
                                                                                 =======      =======         =====

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999 (Continued)
--------------------------------------------------------------------------------

21.      ESTIMATED FAIR VALUES OF FINANCIAL INSTRUMENTS

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

Other Borrowings - Current carrying amounts approximate estimated fair value.

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

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999 (Continued)
--------------------------------------------------------------------------------

The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

                                                                December 31, 2001               December 31, 2000
                                                            ---------------------------     ---------------------------
                                                                Carrying     Estimated          Carrying     Estimated
                                                                  Amount    Fair Value            Amount    Fair Value
                                                                  ------    ----------            ------    ----------
                                                                                (Dollars In Thousands)
ASSETS:
   Cash and cash equivalents                                    $ 13,079      $ 13,079          $ 25,159      $ 25,159
   Investment securities available for sale                        7,300         7,300             7,360         7,360
   Mortgage backed securities available for sale                  30,644        30,644            42,950        42,950
   Loans held for sale                                               713           717                --            --
   Loans receivable held for investment, net                     465,887       477,117           391,820       398,257
   FHLB stock                                                      2,998         2,998             2,884         2,884

LIABILITIES:
   Transaction deposit accounts                                  188,574       188,574           163,078       163,078
   Certificates of deposit                                       243,765       245,574           244,710       244,400
   Advances from the Federal Home Loan Bank                       53,582        55,165            32,582        32,501
   Other borrowings                                                  218           218                --            --

OFF-BALANCE SHEET
   Commitments to fund loans                                          --            --                --            --
   Standby letters of credit                                          --            --                --            --

The fair value estimates presented herein are based upon pertinent information available to management as of December 31, 2001 and 2000. The fair value amounts have not been comprehensively reevaluated since the reporting date. Therefore, current estimates of fair value and the amounts realizable in current secondary market transactions may differ significantly from the amounts presented herein.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999 (Continued)
--------------------------------------------------------------------------------

22.      QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of quarterly results:

                                                               First         Second          Third         Fourth
                                                             Quarter        Quarter        Quarter        Quarter
                                                             -------        -------        -------        -------
                                                                   (Dollars In Thousands, Except Share Data)
Year Ended December 31, 2001:

   Interest and dividend income                              $ 9,996        $ 9,710        $ 9,758        $ 9,267
   Interest expense                                            5,244          4,937          4,743          4,066
   Provision for loan losses                                     500            300            275            325
   Non-interest income                                           643            695            690            538
   Non-interest expense                                        3,843          3,520          3,586          3,420
   Provision for income taxes                                    450            699            787            851
   Net income                                                    602            949          1,057          1,143

Shares applicable to Basic earnings per share              3,227,241      3,262,003      3,293,853      3,318,113
Basic earnings per share                                      $ 0.19         $ 0.29         $ 0.32          $0.34

Shares applicable to Diluted earnings per share            3,274,559      3,300,595      3,385,556      3,412,222
Diluted earnings per share                                    $ 0.18         $ 0.29          $0.31          $0.33

Cash dividends paid per share                                  $  --          $  --          $  --          $  --

                                                               First         Second          Third         Fourth
                                                             Quarter        Quarter        Quarter        Quarter
                                                             -------        -------        -------        -------
                                                                   (Dollars In Thousands, Except Share Data)
Year Ended December 31, 2000:

   Interest and dividend income                              $ 9,050        $ 9,411        $ 9,514        $ 9,782
   Interest expense                                            4,557          4,859          5,115          5,246
   Provision for loan losses                                     250            775            650            500
   Non-interest income                                           501            583            630            626
   Non-interest expense                                        3,337          3,369          3,552          3,418
   Provision for income taxes                                    608            437            366            535
   Net income                                                    799            554            461            709

Shares applicable to Basic earnings per share              3,138,424      3,075,153      3,100,164      3,129,897
Basic earnings per share                                      $ 0.25         $ 0.18         $ 0.15          $0.23

Shares applicable to Diluted earnings per share            3,150,825      3,076,403      3,103,799      3,163,182
Diluted earnings per share                                    $ 0.25         $ 0.18          $0.15          $0.22

Cash dividends paid per share                                 $ 0.08          $  --          $  --          $  --

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

         None.

                                    PART III

Item 10.  Directors And Executive Officers Of The Registrant

         The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2002, which will be filed no later than 120 days following Registrant's fiscal year end. Information concerning Executive Officers who are not Directors is also contained in Part I of this report pursuant to paragraph (b) of Item 401 of Regulation S-K in reliance on Instruction G.

Item 11.  Executive Compensation

         The information relating to Director and Executive Officer compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2002, excluding the Compensation Committee Report on Executive Compensation and the Stock Performance Graph, which will be filed no later than 120 days following the Registrant's fiscal year end.

Item 12.  Security Ownership Of Certain Beneficial Owners And Management.

         The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2002, which will be filed no later than 120 days following the Registrant's fiscal year end.

Item 13.  Certain Relationships And Related Transactions.

         The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2002, which will be filed no later than 120 days following the Registrant's fiscal year end.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, And Reports On Form 8-K.

         (a)(1)   Financial Statements

         The following consolidated financial statements of the Registrant are filed as a part of this document under Item 8, "Financial Statements and Supplementary Data."

         Consolidated Statements Of Financial Condition At December 31, 2001 And 2000.

         Consolidated Statements of Income For Each Of The Years In The Three Year Period Ended December 31, 2001.

         Consolidated Statements Of Changes In Stockholders' Equity For Each Of The Years In The Three Year Period Ended December 31, 2001.

         Consolidated Statements Of Cash Flows For Each Of The Years In The Three Year Period Ended December 31, 2001.

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

         (a)(3)   Management Contracts (see Item 14 (c), below)

         (b) Reports On Form 8-K Filed During The Last Quarter Of The Registrant's Fiscal Year Ended December 31, 2001

                  (1) Form 8-K dated October 22, 2001 which includes the announcement of financial and operating results for the three and nine month periods ended September 30, 2001 and the continuing arbitration of claims by a former executive.

                  (2) Form 8-K dated November 7, 2001 which includes the announcement of the conclusion and results of binding arbitration conducted to address claims by the former President and Chief Operating Officer regarding payments due under his employment contracts.

                  (3) Form 8-K dated November 20, 2001 which includes the announcement of the resignation of Mr. Nicholas C. Biase from the Board of Directors of the Company and its subsidiary, Monterey Bay Bank.

                  (4) Form 8-K dated December 21, 2001 which includes the announcement of the Company's adoption of a stock repurchase program, with a total of 114,035 shares authorized for repurchase.

                  (5) Form 8-K dated January 29, 2002 which includes the announcement of financial and operating results for the quarter and year ended December 31, 2001, the date for the 2002 annual meeting of stockholders, and the record date for voting at the 2002 annual meeting of stockholders.

                  (6) Form 8-K dated March 15, 2002 that includes the announcement of the establishment of a loan production office in Southern California, the elimination of institution specific regulatory capital requirements, the repurchase of additional shares of the Company's common stock, and the resignation of Susan F. Grill as Director of Retail Banking for Monterey Bay Bank.

         (c)      Exhibits  Required  by  Securities  and  Exchange   Commission
                  Regulation S-K

Exhibit Number
--------------

  3.1     Certificate Of Incorporation Of Monterey Bay Bancorp, Inc. (1)

  3.3 Bylaws Of Monterey Bay Bancorp, Inc. As Amended And Restated Effective March 22, 2001 (2)

  4.0     Stock Certificate Of Monterey Bay Bancorp, Inc. (1)

 10.8     Monterey Bay Bank Employee Severance Compensation Plan (1)

 10.9     Monterey Bay Bank 401(k) Plan (1)

 10.10 Monterey Bay Bank 1995 Retirement Plan For Executive Officers And Directors. (1)

 10.11    Monterey Bay Bank Performance Equity Program (3)

 10.12    Monterey Bay Bank Recognition And Retention Plan For Outside Directors
          (3)

 10.13 Monterey Bay Bancorp, Inc. 1995 Incentive Stock Option Plan As Amended And Restated Effective May 25, 2000 (4)

 10.14    Monterey  Bay  Bancorp,  Inc.  1995  Stock  Option  Plan  For  Outside
          Directors (3)

 10.17 Form Of Amended Change In Control Agreement Between Monterey Bay Bancorp, Inc., Monterey Bay Bank, And Certain Officers Effective March 22, 2001 (2)

 10.18    Employment Agreement With C. Edward Holden (5)

 10.19    Employment Agreement With Mark R. Andino (5)

 10.20 Change In Control Agreement Between Monterey Bay Bancorp, Inc., Monterey Bay Bank, And Susan M. Carlson Effective March 22, 2002

 21       Subsidiary  information is incorporated herein by reference to "Part I
          - Subsidiaries"

 23       Consent Of Deloitte & Touche LLP, Independent Auditors

--------------------------------------------------------------------------------

   (1) Incorporated herein by reference from the Exhibits to the Registration Statement on Form S-1, as amended, filed on September 21, 1994, Registration No. 33-84272.

   (2) Incorporated herein by reference from the Exhibits to the Annual Report on Form 10-K for December 31, 2000 filed on March 22, 2001

   (3) Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Stockholders' filed on July 26, 1995.

   (4) Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Stockholders' filed on April 14, 2000.

   (5) Incorporated herein by reference from the Exhibits to the Quarterly Report on Form 10-Q for March 31, 2001 filed on May 14, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           MONTEREY BAY BANCORP, INC.


Date:  March 28, 2002                   By:  /s/ C. Edward Holden
---------------------                        -----------------------------
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

Name                                   Title                                                     Date
----                                   -----                                                     ----

/s/ McKenzie Moss                      Chairman of the Board of Directors                        March 28, 2002
-----------------------------------                                                              --------------
McKenzie Moss

/s/ C. Edward Holden                   Vice Chairman, Director, Chief Executive Officer,         March 28, 2002
-----------------------------------      President                                               --------------
C. Edward Holden

/s/ Mark R. Andino                     Chief Financial Officer, Treasurer                        March 28, 2002
-----------------------------------      (Principal Financial and Accounting Officer)            --------------
Mark R. Andino

/s/ Josiah T. Austin                   Director                                                  March 28, 2002
-----------------------------------                                                              --------------
Josiah T. Austin

/s/ Edward K. Banks                    Director                                                  March 28, 2002
-----------------------------------                                                              --------------
Edward K. Banks

/s/ Diane S. Bordoni                   Director                                                  March 28, 2002
-----------------------------------                                                              --------------
Diane S. Bordoni

/s/ Larry A. Daniels                   Director                                                  March 28, 2002
-----------------------------------                                                              --------------
Larry A. Daniels

/s/ Steven Franich                     Director                                                  March 28, 2002
-----------------------------------                                                              --------------
Steven Franich

/s/ Stephen G. Hoffmann                Director                                                  March 28, 2002
-----------------------------------                                                              --------------
Stephen G. Hoffmann

/s/ Gary L. Manfre                     Director                                                  March 28, 2002
-----------------------------------                                                              --------------
Gary L. Manfre