Form 10-Q
period 2002-03-31
MONTEREY BAY BANCORP INC
filed 2002-05-13
CIK 930429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

                             YES   X     NO
                                -------     -------



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,483,718 shares of common stock, par value $0.01 per share, were outstanding as of May 9, 2002.

                    MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

                                      INDEX

                                                                                                            PAGE
                                                                                                            ----
PART I.          FINANCIAL INFORMATION
                 Item 1.   Financial Statements

                           Condensed Consolidated Statements Of Financial Condition (unaudited)
                           As Of March 31, 2002 And December 31, 2001                                       3 - 4

                           Condensed Consolidated Statements Of Income (unaudited) For The
                           Three Months Ended March 31, 2002 And March 31, 2001                             5 - 6

                           Condensed Consolidated Statement Of Stockholders' Equity (unaudited) For
                           The Three Months Ended March 31, 2002                                              7

                           Condensed Consolidated Statements Of Cash Flows (unaudited) For The
                           Three Months Ended March 31, 2002 And March 31, 2001                             8 - 9

                           Notes To Condensed Consolidated Financial Statements (unaudited)                10 - 15

                 Item 2.   Management's Discussion And Analysis Of Financial Condition
                           And Results Of Operations                                                       16 - 46

                 Item 3.   Quantitative And Qualitative Disclosure About Market Risk                         46

PART II.         OTHER INFORMATION

                 Item 1.   Legal Proceedings                                                                 46

                 Item 2.   Changes In Securities                                                             46

                 Item 3.   Defaults Upon Senior Securities                                                   46

                 Item 4.   Submission Of Matters To A Vote Of Security Holders                               47

                 Item 5.   Other Information                                                                 47

                 Item 6.   Exhibits And Reports On Form 8-K                                                  47

                           (a)  Exhibits

                           (b)  Reports On Form 8-K

Signature Page                                                                                               48

Item 1.  Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
MARCH 31, 2002 AND DECEMBER 31, 2001
(Dollars In Thousands)
--------------------------------------------------------------------------------

                                                                                       March 31,         December 31,
                                                                                            2002                 2001
                                                                                        --------             --------
ASSETS

Cash and cash equivalents                                                               $ 12,402             $ 13,079
Securities available for sale, at estimated fair value:
     Investment securities (amortized cost of $7,710 and $7,707 at
          March 31, 2002 and December 31, 2001, respectively)                              7,270                7,300
     Mortgage backed securities (amortized cost of $32,740 and $30,358 at
          March 31, 2002 and December 31, 2001, respectively)                             32,916               30,644
Loans held for sale, at lower of cost or market                                              661                  713
Loans receivable held for investment (net of allowances for loan losses of
     $6,958 at March 31, 2002 and $6,665 at December 31, 2001)                           469,437              465,887
Investment in capital stock of the Federal Home Loan Bank, at cost                         3,044                2,998
Accrued interest receivable                                                                2,892                2,915
Premises and equipment, net                                                                7,490                7,618
Core deposit intangibles, net                                                              1,344                1,514
Other assets                                                                               4,769                4,723
                                                                                         -------              -------
TOTAL ASSETS                                                                            $542,225             $537,391
                                                                                         =======              =======

See Notes to Condensed Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

MARCH 31, 2002 AND DECEMBER 31, 2001
(Dollars In Thousands)
--------------------------------------------------------------------------------

                                                                                        March 31,        December 31,
                                                                                            2002                 2001
                                                                                        --------             --------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Non-interest bearing demand deposits                                                    $ 23,581             $ 21,062
Interest bearing NOW checking accounts                                                    43,004               42,557
Savings deposits                                                                          18,824               19,127
Money market deposits                                                                    111,775              105,828
Certificates of deposit                                                                  238,630              243,765
                                                                                        --------             --------

   Total deposits                                                                        435,814              432,339
                                                                                        --------             --------

Advances from the Federal Home Loan Bank and other borrowings                             53,600               53,800
Accounts payable and other liabilities                                                     1,038                1,090
                                                                                        --------             --------

     Total liabilities                                                                   490,452              487,229
                                                                                        --------             --------

Commitments and contingencies

STOCKHOLDERS' EQUITY

Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued                    --                   --
Common stock, $0.01 par value, 9,000,000 shares authorized;
     4,492,085 issued at March 31, 2002 and December 31, 2001;
     3,483,718 outstanding at March 31, 2002 and
     3,456,097 outstanding at December 31, 2001                                               45                   45
Additional paid-in capital                                                                28,772               28,584
Retained earnings, substantially restricted                                               37,678               36,473
Unallocated ESOP shares                                                                     (633)                (690)
Treasury shares designated for compensation plans, at cost (16,486 shares
     at March 31, 2002 and 17,969 shares at December 31, 2001)                              (159)                (173)
Treasury stock, at cost (1,008,367 shares at March 31, 2002 and
     1,035,988 shares at December 31, 2001)                                              (13,775)             (14,006)
Accumulated other comprehensive loss, net of taxes                                          (155)                 (71)
                                                                                        --------             --------

     Total stockholders' equity                                                           51,773               50,162
                                                                                        --------             --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $542,225             $537,391
                                                                                        ========             ========

See Notes to Condensed Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001
(Dollars In Thousands, Except Per Share Amounts)
--------------------------------------------------------------------------------

                                                            FOR THE THREE MONTHS
                                                               ENDED MARCH 31,
                                                          ----------------------
                                                           2002            2001
                                                           ----            ----
INTEREST AND DIVIDEND INCOME:
   Loans receivable                                      $ 8,314        $ 8,890
   Mortgage backed securities                                312            808
   Investment securities and cash equivalents                129            297
                                                          ------          -----
         Total interest income                             8,755          9,995
                                                          ------          -----
INTEREST EXPENSE:
   Deposit accounts                                        2,813          4,684
   Advances from the FHLB and other borrowings               592            559
                                                          ------          -----
         Total interest expense                            3,405          5,243
                                                          ------          -----
NET INTEREST INCOME BEFORE PROVISION
     FOR LOAN LOSSES                                       5,350          4,752

PROVISION FOR LOAN LOSSES                                    325            500
                                                          ------          -----
NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSSES                                       5,025          4,252
                                                          ------          -----
NON-INTEREST INCOME:
   Customer service charges                                  351            408
   Gain on sale of mortgage backed securities                 43             34
   Commissions from sales of noninsured products              41            117
   Gain on sale of loans                                      27              5
   Income from loan servicing                                 14              2
   Other income                                               36             77
                                                          ------          -----
         Total non-interest income                           512            643
                                                          ------          -----

See Notes to Condensed Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001
(Dollars In Thousands, Except Per Share Amounts)
--------------------------------------------------------------------------------

                                                            FOR THE THREE MONTHS
                                                               ENDED MARCH 31,
                                                          ----------------------
                                                            2002           2001
                                                            ----           ----
NON-INTEREST EXPENSE:
   Compensation and employee benefits                      1,905          1,658
   Occupancy and equipment                                   424            350
   Deposit insurance premiums                                 51             49
   Data processing fees                                      136            442
   Legal and accounting expenses                             119            184
   Supplies, postage, telephone, and office expenses         168            190
   Advertising and promotion                                  77             31
   Amortization of intangible assets                         170            170
   Consulting                                                 22            242
   Other expense                                             394            526
                                                           -----          -----
         Total non-interest expense                        3,466          3,842
                                                           -----          -----

INCOME BEFORE PROVISION FOR
     INCOME TAXES                                          2,071          1,053

PROVISION FOR INCOME TAXES                                   866            451
                                                           -----          -----

NET INCOME                                                $1,205         $  602
                                                           =====          =====
EARNINGS PER SHARE:

     BASIC EARNINGS PER SHARE                             $ 0.36         $ 0.19
                                                           =====          =====
     DILUTED EARNINGS PER SHARE                           $ 0.35         $ 0.18
                                                           =====          =====

See Notes to Condensed Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2002
(Dollars And Shares In Thousands)
--------------------------------------------------------------------------------

                                                                                   Treasury
                                                                                    Shares
                                                                                    Desig-
                                                                                     nated              Accum-
                                                                                      For               ulated
                                                         Addi-              Unal-     Com-               Other
                                      Common Stock      tional            located     pen-              Compre-
                                      ------------     Paid-In  Retained    ESOP     sation  Treasury   hensive
                                     Shares   Amount   Capital  Earnings   Shares    Plans    Stock       Loss     Total
                                     ------   ------   -------  --------   ------    -----    -----       ----     -----
Balance at December 31, 2001          3,456    $  45  $ 28,584  $ 36,473   $ (690)   $ (173) $(14,006)   $ (71) $ 50,162

Purchase of treasury stock               (5)                                                      (81)               (81)

Exercise of stock options                30                 78                                    285                363

Director fees paid using treasury         3                 19                                     27                 46
stock

Amortization of stock compensation                          91                 57        14                          162

Comprehensive income:
   Net income                                                      1,205                                           1,205

   Other comprehensive income:
     Change in net unrealized loss
       on securities available for
       sale, net of taxes of ($41)                                                                         (59)      (59)

     Reclassification adjustment for
       gains on securities available
       for sale included in income,
       net of taxes of ($18)                                                                               (25)      (25)
                                                                                                                   -----

   Other comprehensive income, net                                                                                   (84)
                                                                                                                   -----

Total comprehensive income                                                                                         1,121
                                                                                                                   -----
                                      -----     ----   -------   -------    -----     -----   -------     ----   -------
Balance at March 31, 2002             3,484    $  45  $ 28,772  $ 37,678   $ (633)   $ (159) $(13,775)   $(155) $ 51,773
                                      =====     ====   =======   =======    =====     =====   =======     ====   =======

See Notes to Condensed Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001
(Dollars In Thousands)
--------------------------------------------------------------------------------

                                                                                                FOR THE THREE MONTHS
                                                                                                   ENDED MARCH  31,
                                                                                               ----------------------
                                                                                                 2002          2001
                                                                                                 ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                                    $  1,205       $   602

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization of premises and equipment                                            180           114
Amortization of intangible assets                                                                  170           170
Amortization of purchase premiums, net of accretion of purchase discounts                          205            (8)
Amortization of deferred loan fees and costs, net                                                  (26)          (78)
Provision for loan losses                                                                          325           500
Federal Home Loan Bank stock dividends                                                             (46)          (48)
Gross ESOP expense before dividends received on unallocated shares                                 144            57
Compensation expense associated with stock compensation plans                                       15            30
Director retainer fees paid in stock                                                                46            61
Gain on sale of mortgage-backed and investment securities                                          (43)          (34)
Gain on sale of loans                                                                              (27)           (5)
Loss on sale of fixed assets                                                                         8            --
Origination of loans held for sale                                                              (3,497)       (1,920)
Proceeds from sales of loans held for sale                                                       3,576         1,048
Decrease (increase) in accrued interest receivable                                                  23          (141)
Increase in other assets                                                                           (46)         (255)
Decrease in accounts payable and other liabilities                                                 (52)         (306)
Other, net                                                                                        (203)         (494)
                                                                                                ------        ------
     Net cash provided by (used in) operating activities                                         1,957          (707)
                                                                                                ------        ------


CASH FLOWS FROM INVESTING ACTIVITIES:

Net increase in loans held for investment                                                       (3,550)      (22,615)
Purchases of investment securities available for sale                                           (4,854)           --
Proceeds from maturities of investment securities available for sale                             4,850            --
Purchases of mortgage backed securities available for sale                                     (14,456)      (14,424)
Principal repayments on mortgage backed securities available for sale                            9,231         7,660
Proceeds from sales of mortgage backed securities available for sale                             2,732         2,907
Purchases of premises and equipment                                                                (60)         (782)
                                                                                                ------        ------
     Net cash used in investing activities                                                      (6,107)      (27,254)
                                                                                                ------        ------

See Notes to Condensed Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001
(Dollars In Thousands)
--------------------------------------------------------------------------------

                                                        FOR THE THREE MONTHS
                                                           ENDED MARCH 31,
                                                        --------------------
                                                          2002          2001
                                                          ----          ----
CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase in deposits                                 3,475         7,724
Proceeds (repayments) from FHLB advances, net               --        10,000
(Repayments) proceeds of other borrowings, net            (200)           26
Purchases of treasury stock                                (81)           --
Sales of treasury stock for exercise of stock options      279           833
                                                        ------        ------

     Net cash provided by financing activities           3,473        18,583
                                                        ------        ------

NET DECREASE IN CASH & CASH EQUIVALENTS                   (677)       (9,378)

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD          13,079        25,159
                                                        ------        ------

CASH & CASH EQUIVALENTS AT END OF PERIOD               $12,402       $15,781
                                                        ======        ======

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid during the period for:
     Interest on deposits and borrowings               $ 3,196       $ 5,204
     Income taxes                                      $   800       $   200


See Notes to Condensed Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1:  Basis Of Presentation

         The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of Management, all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

         Monterey Bay Bancorp, Inc. ("MBBC") is incorporated in the State of Delaware and is the holding company for Monterey Bay Bank ("Bank"). The Bank maintains a subsidiary, Portola Investment Corporation ("Portola"). These three companies are referred to herein on a consolidated basis as the "Company". The Company's headquarters are in Watsonville, California. The Company offers a broad range of financial services to both consumers and businesses. All significant intercompany transactions and balances have been eliminated.

         Monterey Bay Bancorp, Inc. operates as a single business segment. Consequently, no segment information is provided in this Form 10-Q.

         These unaudited condensed consolidated financial statements and the information under the heading "Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations" and the information under the heading "Item 3. Quantitative And Qualitative Disclosure About Market Risk" have been prepared with the presumption that users of this interim financial information have read, or have access to, the most recent audited consolidated financial statements and notes thereto of Monterey Bay Bancorp, Inc. for the fiscal year ended December 31, 2001 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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

         There was no difference in the numerator, net income, used in the calculation of basic earnings per share and diluted earnings per share. The denominator used in the calculation of basic earnings per share and diluted earnings per share for the three month periods ended March 31, 2002 and 2001 is reconciled in the following table. The following table also presents the calculation of the Company's Basic EPS and Diluted EPS for the periods indicated.


                                                     For The Three Months
                                                        Ended March 31,
                                                    -----------------------
(In Whole Dollars And Whole Shares)
                                                      2002           2001
                                                      ----           ----

Net income                                         $1,205,000    $  602,000
                                                    =========     =========

Average shares issued                               4,492,085     4,492,085

Less weighted average:
   Uncommitted ESOP shares                           (103,320)     (139,258)
   Non-vested stock award shares                      (17,075)      (33,615)
   Treasury shares                                 (1,023,303)   (1,091,971)
                                                    ---------     ---------
Sub-total                                          (1,143,698)   (1,264,844)
                                                    ---------     ---------

Weighted average BASIC shares outstanding           3,348,387     3,227,241

Add dilutive effect of:
   Stock options                                      115,534        46,729
   Stock awards                                         1,365           589
                                                    ---------     ---------
Sub-total                                             116,899        47,318
                                                    ---------     ---------
Weighted average DILUTED shares outstanding         3,465,286     3,274,559
                                                    =========     =========
Earnings per share:

   BASIC                                               $ 0.36        $ 0.19
                                                        =====         =====
   DILUTED                                             $ 0.35        $ 0.18
                                                        =====         =====

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

--------------------------------------------------------------------------------

NOTE 3:  Other Comprehensive Income

         The Company's only source of other comprehensive income is derived from unrealized gains and losses on the portfolios of investment and mortgage backed securities classified as available for sale.

         Reclassification adjustments for realized net gains included in other comprehensive income for investment and mortgage backed securities classified as available for sale for the three month periods ended March 31, 2002 and 2001 are summarized as follows:

                                                            Three Months Ended
                                                                March 31,
                                                            ------------------
                                                            2002          2001
                                                            ----          ----
(Dollars In Thousands)

Gross reclassification adjustment                          $  43         $  34
Tax expense                                                  (18)          (14)
                                                            ----          ----
Reclassification adjustment, net of tax                    $  25         $  20
                                                            ====          ====


         A reconciliation of the net unrealized gain or loss on available for sale securities recognized in other comprehensive income is as follows:


                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
                                                            2002          2001
                                                            ----          ----
(Dollars In Thousands)

Holding (loss) gain arising during the period, net of tax  $ (59)        $ 279
Reclassification adjustment, net of tax                      (25)          (20)
                                                            ----          ----
Net unrealized (loss) gain recognized in
     other comprehensive income                            $ (84)        $ 259
                                                            ====          ====

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


                                                              Stock                             Stock       Average
                                                             Options            Stock          Options      Exercise
                             Stock           Stock         Cumulatively        Options        Available     Price Of
                            Options         Options         Vested And       Cumulatively    For Future      Vested
Date                       Authorized     Outstanding       Outstanding       Exercised        Grants        Options
----                       ----------     -----------       -----------       ---------       --------       -------
December 31, 2001           757,929         425,104           255,224          195,761         137,064      $ 10.88
March 31, 2002              757,929         390,999           238,390          225,566         141,364      $ 11.07


Activity during the three months ended March 31, 2002 included:

                                         Three Months Ended
                                           March 31, 2002
                                           --------------
Granted                                         5,500
Canceled                                        9,800
Exercised                                      29,805
Vested                                         12,971

         The exercise price of individual vested stock options ranged from a low of $8.19 per share to a high of $16.60 per share as of March 31, 2002.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

--------------------------------------------------------------------------------

NOTE 5:  Stock Award Plan

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


                                                                                           Stock
                                                                         Stock            Awards
                                     Stock            Stock              Awards          Available
                                    Awards           Awards           Cumulatively      For Future
Date                              Authorized       Outstanding           Vested           Grants
----                              ----------       -----------          -------           ------
December 31, 2001                   141,677          17,969             123,708             --
March 31, 2002                      141,677          16,486             125,191             --


         Activity during the three months ended March 31, 2002 included:

                       Three Months Ended
                         March 31, 2002
                         --------------
Granted                        --
Canceled                       --
Vested                       1,483

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

--------------------------------------------------------------------------------

NOTE 6:  Commitments & Contingencies

         At March 31, 2002, commitments maintained by the Company included firm commitments to originate $27.4 million in various types of loans, and optional commitments to sell $1.7 million in fixed rate residential mortgages on a servicing released basis. The Company maintained no firm commitments to purchase loans or securities, to assume borrowings, or to sell securities at March 31, 2002.

NOTE 7:  Recent Accounting Pronouncements

Business Combinations and Goodwill and Other Intangible Assets

         Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" which addresses the elimination of pooling accounting treatment in business combinations and the financial accounting and reporting for acquired goodwill and other intangible assets at acquisition and SFAS No. 142, "Goodwill and Other Intangible Assets" which addresses financial accounting and reporting for acquired goodwill and other intangible assets at acquisition in transactions other than business combinations covered by SFAS No. 141, and the accounting treatment of goodwill and other intangible assets after acquisition and initial recognition in the financial statements. The adoption of these statements did not have any impact on the Company's consolidated financial position, results of operations, or cash flows, as the Company had no goodwill as of January 1, 2002 and all of the Company's intangible assets, comprised of core deposit intangibles, have finite lives and are continuing to be amortized.

Impairment or Disposal of Long-Lived Assets

         Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting For The Impairment Or Disposal Of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting The Results Of Operations - Reporting The Effects Of Disposal Of A Segment Of A Business, And Extraordinary, Unusual and Infrequently Occurring Events And Transactions". SFAS No. 144 unifies the accounting treatment for various types of long-lived assets to be disposed of, and resolves implementation issues related to SFAS No. 121. The adoption of SFAS No. 144 did not have any effect on the Company's financial position, results of operations, or cash flows, as the Company had no long-lived assets that were considered impaired or that were to be disposed of as of January 1, 2002.


NOTE 8:  Reclassifications

         Certain amounts in the December 31, 2001 and March 31, 2001 financial statements have been reclassified to conform to the March 31, 2002 financial statement presentation.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Forward-looking Statements

         Discussions of certain matters in this Report on Form 10-Q may constitute forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and as such, may involve risks and uncertainties. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations, are generally identifiable by the use of words or phrases such as "believe", "plan", "expect", "intend", "anticipate", "estimate", "project", "forecast", "may increase", "may fluctuate", "may improve" and similar expressions or future or conditional verbs such as "will", "should", "would", and "could". These forward-looking statements relate to, among other things, expectations of the business environment in which Monterey Bay Bancorp, Inc. operates, opportunities and expectations regarding technologies, anticipated performance or contributions from new and existing employees, projections of future performance, potential future credit experience, possible changes in laws and regulations, potential risks and benefits arising from the implementation of the Company's strategic and tactical plans, perceived opportunities in the market, potential actions of significant stockholders and investment banking firms, and statements regarding the Company's mission and vision. The Company's actual results, performance, and achievements may differ materially from the results, performance, and achievements expressed or implied in such forward-looking statements due to a wide range of factors. These factors include, but are not limited to, changes in interest rates, general economic conditions, the demand for the Company's products and services, accounting principles or guidelines, legislative and regulatory changes, monetary and fiscal policies of the US Government, US Treasury, and Federal Reserve, real estate markets, competition in the financial services industry, attracting and retaining key personnel, performance of new employees, regulatory actions, changes in and utilization of new technologies, consumer and business response to news events or economic trends, and other risks detailed in the Company's reports filed with the Securities and Exchange Commission ("SEC") from time to time, including the Annual Report on Form 10-K for the fiscal year ended December 31, 2001. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

Availability Of Information

          This Report on Form 10-Q is available at the following Internet sites:

o    www.sec.gov

o    www.montereybaybank.com

Additional  corporate  information  regarding  Monterey  Bay  Bancorp,  Inc. and
Monterey Bay Bank is also available at the www.montereybaybank.com Internet site. This Internet site is not a part of this Report on Form 10-Q.

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

         At March 31, 2002, the Company had $542.2 million in total assets, $470.1 million in net loans receivable, and $435.8 million in total deposits. The Company is subject to regulation by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC"). The principal executive offices of the Company and the Bank are located at 567 Auto Center Drive, Watsonville, California, 95076, telephone number (831) 768 - 4800, facsimile number (831) 722 - 6794. The Company may also be contacted via electronic mail at: INFO@MONTEREYBAYBANK.COM. The Bank is a member of the Federal Home Loan Bank of San Francisco ("FHLB") and its deposits are insured by the FDIC to the maximum extent permitted by law.

         The Company conducts business from eight full service branch offices in its primary market area in Central California, one loan production office in Los Angeles, 11 automated teller machines ("ATM's") including two stand-alone ATM's, and its administrative facilities in Watsonville, California. In addition, the Company supports its customers through bilingual (English / Spanish) 24 hour telephone banking, Internet banking, electronic bill payment, and ATM access through an array of networks including STAR, CIRRUS, and PLUS. Through its network of banking offices, the Bank emphasizes personalized service in assisting individuals, families, community organizations, and businesses in attaining their financial objectives. The Bank offers a wide complement of lending and deposit products.

         The Bank also supports its customers by functioning as a federal tax depository, selling and purchasing foreign banknotes, issuing debit cards, providing domestic and international collection services, and supplying various forms of electronic funds transfer. Through its wholly owned subsidiary, Portola Investment Corporation ("Portola"), the Bank provides, on an agency basis, mortgage, term, universal, and whole life insurance and a large selection of non-FDIC insured investment products including fixed and variable annuities, mutual funds, and individual securities.

         The Company's revenues are primarily derived from interest on its loan and mortgage backed securities portfolios, interest and dividends on its investment securities, and fee income associated with the provision of various customer services. Interest paid on deposits and borrowings typically constitutes the Company's largest type of expense. The Company's primary sources of funds are deposits, principal and interest payments on its asset portfolios, and various sources of wholesale borrowings including FHLB advances and securities sold under agreements to repurchase. The Company's most significant operating expenditures are its staffing expenses and the costs associated with maintaining its branch network.

Critical Accounting Policies

         The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The Company's significant accounting policies are presented in Note 1 to the Consolidated Financial Statements contained in the Company's 2001 Annual Report on Form 10-K. The Company follows accounting policies typical to the community commercial banking industry and in compliance with various regulations and guidelines as established by the Financial Accounting Standards Board ("FASB") and the Bank's primary federal regulator, the OTS.

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

         Had compensation costs for the stock option Plans been determined based upon the fair value at the date of grant consistent with SFAS No. 123, "Accounting For Stock Based Compensation", the Company's net income and earnings per share would have been reduced. The amount of the reduction for the fiscal years 1999 through 2001 is disclosed in Note 18 to the Consolidated Financial Statements contained in the 2001 Annual Report on Form 10-K, based upon the assumptions listed therein.

         GAAP itself may change over time, impacting the reporting of the Company's financial activity. Although the economic substance of the Company's transactions would not change, alterations in GAAP could affect the timing or manner of accounting or reporting.

Recent Developments

         Recent regulatory, financial industry, and other developments have included the following:

o Federal legislation reforming the bankruptcy code remains in conference between the House of Representatives and the Senate. This legislation, depending upon its final form, if any, could potentially assist the Bank in collecting on certain credits.

o Congress continues to debate lifting restrictions on the payment of interest on business checking accounts and easing restrictions on the number of certain transactions for MMDA accounts at insured depository institutions. The potential payment of interest on sterile reserves at the Federal Reserve banks is also being considered. Depending on the nature of such changes eventually approved, if any, there could be various favorable and / or unfavorable impacts upon the Company.

o The FHLB-San Francisco has submitted its proposed new capital plan to its primary regulator. The Company does not believe that this proposed plan would materially impact the Bank's balance of FHLB capital stock owned. The Federal Housing Finance Board is analyzing the potential to ease restrictions on membership in more than one Federal Home Loan Bank. The easing of these restrictions, if any, depending upon their nature, could present a range of impacts upon the individual Federal Home Loan Banks, including the FHLB-San Francisco.

o A possible increase in (e.g. from $100,000 to $130,000 per depositor, or special limits for retirement accounts) or broadening of (e.g. all public agency deposits) federal deposit insurance coverage, which may be combined with a new formula for FDIC insurance premiums, is under evaluation at the FDIC and in Congress. The impetus for this legislation has recently increased due to the ratio of reserves to deposits in the Bank Insurance Fund ("BIF") falling to 1.26%, or just 1 basis point above the statutory limit. Congress also continues to discuss the potential merger of the BIF and Savings Association Insurance Fund ("SAIF") of the FDIC.

o The State of California is facing a significant budget deficit and is pursuing the issuance of a substantial volume of bonds in order to replace monies from the general fund expended in conjunction with the State's energy market. The potential imposition of new fees or taxes or higher tax rates by the State of California could impact the Company's business and earnings. The possible suspension, curtailment, or elimination of various State programs could also affect the Company. In addition, the State has not yet adopted legislation placing the State tax code in conformity with recent changes in federal tax laws, including in regards to limits applicable to certain tax advantaged savings plans such as IRA's and 401(k) plans. The Company is unable to predict what, if any, actions might be taken by the State of California and the possible impact of those actions upon the Company's consolidated financial condition or results of operations.

Overview Of Business Activity

         During the first quarter of 2002, the Company continued the implementation of its strategic plan of transforming the Bank from a 76 year old savings & loan into a community focused commercial bank serving the financial needs of individuals, families, organizations, and businesses. The Bank focuses on building longstanding customer relationships, investing the time and energy to get to know customers well and understand their financial objectives. Another key aspect of the Company's transformation strategy is a significant increase in the community involvement and contributions made by the Bank, its Directors, and its employees. These efforts are facilitated by the Bank's Director of Community Relations. The Company seeks to differentiate itself from its competition through various means, particularly by providing a superior level of customer service.

         Key accomplishments during the first quarter of 2002 included:

o record quarterly net income of $1.21 million and diluted earnings per share of $0.35

o the attainment of record levels of total assets, loans, deposits, and stockholders' equity at March 31, 2002

o    progress in shifting the composition of the loan and deposit portfolios

o    an expansion in the net interest margin

o continued maintenance of favorable credit quality as measured by net charge-offs, although a rise in non-accrual loans (all real estate secured) was experienced

o    increases in local commercial banking business

o the hiring of additional individuals with significant commercial banking experience in order to speed the implementation of the strategic plan and augment customer service

o an expansion of the Bank's quality customer service program, with periodic measurement provided by "mystery shoppers" and customer surveys

o the opening of a loan production office in Los Angeles focusing on construction and income property lending

The Los Angeles loan production office is managed by an individual with many years of local lending experience and expertise in the type of relationship banking conducted by the Company.

         The Company continued its focus on stockholder value during the first quarter of 2002, increasing its tangible book value per share from $14.08 at December 31, 2001 to $14.48 at March 31, 2002. The Company repurchased 5,000 shares of common stock at $16.25 per share during the first quarter of 2002. At March 31, 2002, there were 109,035 remaining shares authorized for repurchase under the Company's current stock repurchase program.

         The Company's Directors and Officers continued to be net purchasers of the Company's common stock during the first quarter of 2002. Similar to its practice in 2001, the Company intends to pursue opportunities to utilize stock based compensation in lieu of certain cash compensation in 2002 as a means of aligning employee interests with improvements in stockholder value. The Company's Directors continued to receive their retainer fees in common stock during the first quarter of 2002, and plan to continue doing so throughout the year. The Company is working with its investment banker to add coverage by a second equity analyst during the second quarter. In addition, a significant number of the Bank's employees have an ownership interest in the Company, through one or more of the following:

o    direct stock purchases

o    the Employee Stock Ownership Plan ("ESOP")

o    incentive stock options

o    stock grant awards

o    stock  purchased  with funds  contributed by employees to the Bank's 401(k)
     Plan

         The Board of Directors and Management have targeted the transformation strategy into a community focused commercial bank based on their belief that this approach presents the best current opportunity to enhance long term stockholder value.

         The Company's strategic plan envisions a greater amount of income property, construction, and business lending funded with a higher percentage of transaction deposit accounts. The strategic plan also includes improvements in the Company's efficiency ratio and return on stockholders' equity, two key measures of financial performance where the Company has lagged high performing peer institutions. However, the pace of the Company's conversion from a savings & loan into a locally focused community bank will be impacted in coming quarters by multiple factors, many of which are outside the Company's control, including the strength of the California and national economies, competition, regulatory and legislative changes, and trends in real estate values. The State of California budget deficit and issues stemming from the availability and price of energy in California could also unfavorably impact the Company and / or slow its strategic transformation. The strategy being pursued by the Company also presents various types of tactical implementation risks. The Bank is under no immediate pressure to pursue a change in charter at this time, as its Qualified Thrift Lender ("QTL") ratio was 73.8% at March 31, 2002, compared to a minimum requirement of 65.0% to retain its federal thrift charter.


Changes In Financial Condition From December 31, 2001 To March 31, 2002

         Total assets increased $4.8 million from $537.4 million at December 31, 2001 to a record $542.2 million at March 31, 2002.

         Cash & cash equivalents decreased from $13.1 million at December 31, 2001 to $12.4 million at March 31, 2002 due to the Company's using cash equivalents to fund expansions in the security and loan portfolios.


Securities

         Investment securities available for sale were little changed during the first three months of 2002, totaling $7.3 million at both December 31, 2001 and March 31, 2002. At both these dates, the Company's investment security portfolio was identically composed of two floating rate corporate trust preferred bonds rated "A-" or better by Standards & Poors. The slight decrease in balance during 2002 resulted from the mark to market adjustment for available for sale securities, which reflects increased credit spreads and reduced demand for long term corporate bonds repricing based upon three month LIBOR.

         The average balance of investment securities during the first quarter of 2002 was increased by the purchase of Agency debentures which had been called for redemption by the issuer. The Company acquired these bonds, which typically have a remaining term of ten to fourteen days, as a higher yielding alternative to federal funds sold, repurchase agreements, and other short term investments. The Company owned no Agency debentures at March 31, 2002.

         Mortgage backed securities available for sale increased from $30.6 million at December 31, 2001 to $32.9 million at March 31, 2002. The Company purchased relatively low duration Agency collateralized mortgage obligations
("CMO's") during the first quarter of 2002 to serve as collateral for certain deposits and to invest available liquidity. The low duration was targeted in conjunction with the Company's asset / liability management program and in order to provide cash flows later in the year to fund anticipated loan production.

         Prepayments on mortgage backed securities were high during the first quarter of 2002 due to a combination of the historically low interest rate environment, high levels of borrower refinance activity, and the payoff and / or pay down of various CMO's, particularly short term planned amortization classes ("PAC's") or sequential classes that the Company had purchased over the past year in anticipation of funding requirements for expanded lending in 2002.

         During the first quarter of 2002, the Company sold a somewhat higher duration private label CMO with $2.7 million in par value in conjunction with its interest rate risk management program. At March 31, 2002, the Company's mortgage backed security portfolio was entirely comprised of Agency securities. The vast majority of the Company's mortgage backed securities at March 31, 2002 were relatively low duration bonds. Management believes that allocating asset duration to new loans versus securities facilitates better community support and derives a higher yield for the same level of exposure to future increases in general market interest rates.


Loans

         Loans held for sale totaled $661 thousand at March 31, 2002, down from $713 thousand at December 31, 2001. The Company sells most of its long term, fixed rate residential mortgage production into the secondary market on a servicing released basis, and purchases more interest rate sensitive loans as part of its interest rate risk management program. All loans held for sale at March 31, 2002 were matched with optional commitments to deliver such loans into the secondary market.

         Loans held for investment, net, increased from $465.9 million at December 31, 2001 to a record $469.4 million at March 31, 2002. The increase resulted from a combination of strong internal loan originations, including the first loans from the new Los Angeles loan production office, and from purchases of individual income property loans from correspondent banks. The Company follows its customary underwriting policies in evaluating loan purchases. The increase in loans held for investment, net, was restrained during the first quarter by the Company's decision to reduce its lending concentration in loans secured by hotel / motel / resort properties.

         Total net loans as a percentage of total assets were 86.7% at March 31, 2002. The Company has targeted increasing this ratio as part of its strategy of supporting its interest margin, fostering economic activity in its local communities, and effectively utilizing the Bank's capital.

         The product mix in the loan portfolio shifted during the first quarter in conformity with the Company's strategic plan. Residential loans declined from 42.3% of gross loans at December 31, 2001 to 39.9% of gross loans at March 31, 2002. In contrast, construction loans increased from 7.9% to 9.2%, land loans increased from 2.5% to 3.3%, and commercial loans rose from 1.8% to 2.4%. This change in loan mix was facilitated by the commercial business relationship officers the Company hired last year and by the new Los Angeles loan production office, which concentrates on income property and construction lending. To the extent economic and competitive conditions permit, the Company plans to continue decreasing the percentage of its loan portfolio allocated to residential mortgages in favor of other generally higher yielding and more interest rate sensitive types of loans.

         The Company's commercial banking group continued to generate increased business during the first quarter of 2002. At March 31, 2002, this group had attracted $6.3 million in deposits, $7.6 million in commercial real estate loans (e.g. owner / user), and $11.8 million in business term loans and balances drawn against business lines of credit. The commercial banking group's total credit commitments at March 31, 2002 were $27.6 million. In addition, the commercial lending pipeline at March 31, 2002 pointed toward the continued expansion of commercial banking customer relationships during the second quarter of 2002.

         The Company ended the first quarter of 2002 with a total loan pipeline in excess of $65.0 million, including a significant volume of construction and income property loans. The Company anticipates further growth in total assets during the second quarter of 2002, and intends to continue expanding the balance sheet throughout 2002 to more extensively meet the credit needs of its customers and local communities.

         Additional   information   regarding  loan  portfolio   composition  is
presented in the following table:

(Dollars In Thousands)                                                     March 31,   December 31,
                                                                                2002           2001
                                                                           ---------      ---------
Held for investment:
   Loans secured by real estate:
      Residential one to four unit                                         $ 194,545      $ 204,829
      Multifamily five or more units                                         106,796        103,854
      Commercial and industrial                                              106,298        109,988
      Construction                                                            45,074         38,522
      Land                                                                    16,279         11,924
                                                                           ---------      ---------

   Sub-total loans secured by real estate                                    468,992        469,117

   Other loans:
      Home equity lines of credit                                              7,652          6,608
      Loans secured by deposits                                                  188            202
      Consumer lines of credit, unsecured                                        149            170
      Commercial term loans                                                    3,945          3,163
      Commercial lines of credit                                               7,857          5,680
                                                                           ---------      ---------

   Sub-total other loans                                                      19,791         15,823

   Sub-total gross loans held for investment                                 488,783        484,940

   (Less) / Plus:
      Undisbursed construction loan funds                                    (12,609)       (12,621)
      Unamortized purchase premiums, net of purchase discounts                   565            435
      Deferred loan fees and costs, net                                         (344)          (202)
      Allowance for loan losses                                               (6,958)        (6,665)
                                                                           ---------      ---------

Loans receivable held for investment, net                                  $ 469,437      $ 465,887
                                                                           =========      =========

Held for sale:
   Residential one to four unit                                            $     661      $     713
                                                                           =========      =========

FHLB Stock

         The Company's investment in the capital stock of the FHLB-SF increased by $46 thousand in the first quarter of 2002 due to stock dividends. The Company's investment in FHLB stock will increase more significantly in the second quarter of 2002 due to a mandatory purchase requirement of $216 thousand associated with the growth in the Bank's balance sheet.


Premises and Equipment

         Premises and equipment, net, decreased from $7.6 million at December 31, 2001 to $7.5 million at March 31, 2002, as periodic depreciation and amortization exceeded new purchases. Because the Company acquired significant new hardware and software during 2001 in support of the new core processing system, fixed asset acquisitions in 2002 are expected to be moderate. This expectation could, however, change in the event the Company is successful in opening a de novo branch or acquiring a branch from another financial institution. Fixed asset requirements for the new Los Angeles loan production office were not significant.


Core Deposit Intangibles

         Core deposit intangibles, net, declined by $170 thousand during the first three months of 2002 in conjunction with periodic amortization. Under OTS regulations, intangible assets, including core deposit premiums, reduce regulatory capital, resulting in lower regulatory capital ratios than would otherwise be the case.


Deposits

         Total deposits increased from $432.3 million at December 31, 2001 to a record $435.8 million at March 31, 2002. Key trends within the deposit portfolio included:

o Non-interest bearing demand deposits increased from $21.1 million at December 31, 2001 to $23.6 million at March 31, 2002. This rise was supported by:

     A.  balances maintained by commercial banking customers

     B. the accumulation of liquid funds by certain customers in advance of the payment of property and income taxes in April

     C. the Company's targeting demand deposit balances as part of its sales management program

     D. an increase in official checks outstanding (outstanding checks drawn on the Bank's own account are accounted for as demand deposits)

o Interest bearing NOW checking account balances increased from $42.6 million at December 31, 2001 to $43.0 million at March 31, 2002. NOW accounts balances during the first quarter of 2002 were also favorably impacted by the accumulation of funds for tax payments and by the Company's sales program. During the first quarter of 2002, the Company experienced particularly aggressive advertising and price competition for consumer NOW deposits from one large national thrift. This thrift paid interest rates far above market and significantly in excess of the federal funds rate. The Company has been reluctant to match these prices, and has instead focused on competing based upon service, convenience, flexible access (e.g. bilingual telephone banking, Internet banking, ATM access, debit card, and in-branch service), and overall business relationships.

o Savings deposits decreased from $19.1 million at December 31, 2001 to $18.8 million at March 31, 2002. While the Company continues to offer traditional statement savings products, its sales focus has instead concentrated on checking and money market accounts due to the greater features and flexibility offered by those products.

o Money market deposits increased from $105.8 million at December 31, 2001 to $111.8 million at March 31, 2002. Money market deposit balances during the first quarter of 2002 were positively impacted by Bank advertising, the accumulation of funds by certain customers for tax payments in April, and by certain customers waiting to commit funds to certificates of deposit given the historically low interest rate environment. In addition, during the first quarter of 2002, the Company offered interest rates on its Money Market Plus product that were in excess of many money market mutual funds and money market accounts offered through securities firms. The Bank's sales staff was trained to highlight this differential, and to explain the many attractive attributes of the Money Market Plus product, including:

     A. access via telephone banking, Internet banking, ATM's, bank by mail, check writing, and in-branch service

     B. extensively tiered interest rates, whereby earnings on the account increase as each successively higher balance tier is attained

     C.  FDIC insurance to the maximum amount permitted by law

     D.  combined statement with other Bank products

     E.  automatic transfers and direct deposit

o Certificate of deposit balances decreased from $243.8 million at December 31, 2001 to $238.6 million at March 31, 2002. This decline in part resulted from certain customers delaying committing funds to fixed term, fixed rate certificates of deposit due to the historically low interest rate environment. During the first quarter of 2002, the Company priced its longer term (18 to 60 months) certificates of deposit attractively as part of its asset / liability management program and to encourage the development of longer term customer relationships. In addition, early in the second quarter of 2002, the Company conducted a print advertising campaign for 24 to 30 month certificates of deposits that attracted some new customers. Certificate of deposit balances during the second quarter of 2002 will also be favorably affected by the receipt of an additional $3.0 million deposit from the State of California and the planned acceptance of certain brokered deposit funds.

         Transaction accounts increased from 43.6% of total deposits at December 31, 2001 to 45.2% of total deposits at March 31, 2002. Continuing this change in deposit mix is integral to the Company's strategic plan, as transaction accounts provide for a lower cost of funds versus most other funding sources, generate fee income, furnish opportunities for cross-selling other products and services to customers, and are typically less interest rate sensitive than many other funding sources. The Company continues to focus its marketing, product development, and sales efforts on attracting new deposit transaction accounts, including those from businesses. The Company recently introduced Internet banking for commercial business customers, complementing the existing consumer Internet banking product. The Company is also developing new deposit products and additional cash management services for businesses, with implementation anticipated later in 2002.

         The Company's ratio of loans to deposits was 107.87% at March 31, 2002, nearly constant from December 31, 2001. In light of this ratio and the size of the loan pipeline at March 31, 2002, the Company is exploring various strategic and tactical alternatives for increasing its funding base, including:

o    pursuing   opportunities  for  additional  branch  locations  (de  novo  or acquisition)

o    introducing new deposit products and related services

o modifying staff incentive programs to more strongly focus on expanding deposit relationships

o directing a higher percentage of the advertising and promotion budget to deposit generation

o accepting brokered deposits, which the Company has not historically utilized, but anticipates using in a limited manner commencing in the second quarter of 2002

o increased business lending with associated compensating customer deposit balances

o relationship loan pricing for income property owners maintaining operating accounts with the Company

o serving the depository needs of customers at the Los Angeles loan production office in part through a correspondent banking relationship


Borrowings

         Borrowings decreased slightly from $53.8 million at December 31, 2001 to $53.6 million at March 31, 2002. All of the Company's FHLB advances at March 31, 2002 were fixed rate, fixed term borrowings without call or put option features. Early in the second quarter of 2002, the Company prepaid a $5.0 million FHLB advance due in the third quarter of 2002 in order to extend the term structure of that debt in conjunction with the Company's asset / liability management program.


Other Liabilities

         Other liabilities decreased slightly from December 31, 2001 to March 31, 2002, as an increase in accrued interest on FHLB advances due to the timing of interest payment dates was offset by a decrease in deferred compensation. The Company recently paid out all deferred compensation and settled all non-qualified retirement plan obligations via lump sum payments. These actions accelerated the realization of deferred tax assets for the Company and reduced operating costs slightly.

Stockholders' Equity

         Total stockholders' equity increased from $50.2 million at December 31, 2001 to a record $51.8 million at March 31, 2002. Factors contributing to the increase included:

o    $1.2 million in 2002 year to date net income

o continued amortization of deferred stock compensation, including both ESOP and PEP shares

o    the ongoing payment of Director retainer fees with Company common stock

o the exercise of 29,805 vested stock options by former employees and Directors, generating $363 thousand in additional stockholders' equity

         The above factors more than offset the impacts of depreciation in the portfolio of securities classified as available for sale and the repurchase of 5,000 shares of the Company's common stock at $16.25 per share. The Company did not declare or pay any cash dividends during the first quarter of 2002. The Board of Directors continues to believe that alternative uses for the Company's capital, at this time, are more attractive than the payment of a cash dividend.


Interest Rate Risk Management And Exposure

         The table below presents an overview of the interest rate environment during the 15 months ended March 31, 2002. The 12 MTA and 11th District Cost Of Funds Index ("COFI") are by nature lagging indices that trail changes in more responsive interest rate indices such as those associated with the Treasury or LIBOR markets.


Index / Rate (1)        12/31/00    3/31/01   6/30/01    9/30/01  12/31/01    3/31/02
----------------        --------    -------   -------    -------  --------    -------
3 month Treasury bill      5.89%      4.28%     3.65%      2.37%     1.72%      1.78%
6 month Treasury bill      5.70%      4.13%     3.64%      2.35%     1.79%      2.10%
2 year Treasury note       5.09%      4.18%     4.24%      2.85%     3.02%      3.72%
5 year Treasury note       4.97%      4.56%     4.95%      3.80%     4.30%      4.84%
10 year Treasury note      5.11%      4.92%     5.41%      4.59%     5.05%      5.40%
Target federal funds       6.50%      5.00%     3.75%      3.00%     1.75%      1.75%
Prime rate                 9.50%      8.00%     6.75%      6.00%     4.75%      4.75%
3 month LIBOR              6.40%      4.88%     3.84%      2.59%     1.88%      2.03%
12 month LIBOR             6.00%      4.67%     4.18%      2.64%     2.44%      3.00%
1 Year CMT (2)             5.60%      4.30%     3.58%      2.82%     2.22%      2.57%
12 MTA (2)                 6.11%      5.71%     5.10%      4.40%     3.48%      2.91%
COFI (2)                   5.62%      5.20%     4.50%      3.97%     3.07%      2.65%

-----------------------------------------------------------------
(1)  Indices / rates are spot values unless otherwise noted.
(2)  These indices / rates are monthly averages.

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

         The Company has recently maintained a relatively balanced, though slightly net liability sensitive, exposure to changes in general market interest rates as measured by potential prospective changes in net portfolio value, also referred to as market value of portfolio equity. These potential prospective changes in net portfolio value are calculated based upon immediate, sustained, and parallel shifts in the term structure of interest rates, often referred to as the "yield curve". In other words, these calculations highlight that the fair value of the Company's assets exhibits almost the same, though slightly less, volatility as does its liabilities. However, in addition to the overall direction of general market interest rates, changes in relative rates (i.e. the slope of the term structure of interest rates) and relative credit spreads also impact net portfolio value and the Company's profitability.

         As highlighted in the above table, beginning in early 2001, the Federal Reserve commenced decreasing its benchmark interest rates in response to the slowing national economy, increases in unemployment, falling equity values, weak manufacturing activity, and other negative or unfavorable economic trends or statistics. By the end of 2001, the Federal Reserve had cut interest rates 11 times for a total of 475 basis points, representing one of the largest and fastest series of rate decreases ever experienced in the United States. The
Federal Reserve continued cutting interest rates throughout 2001 in part in response to the onset of the first national economic recession in many years. In addition to cutting interest rates, the Federal Reserve also fostered significant expansion in the money supply, with a particular increase following the events of September 11, 2001.

         The eleven rate cuts in 2001 led to nominal levels of interest rates that were the lowest in decades, with the target federal funds rate decreasing to 1.75%. The Prime Rate followed the target federal funds rate down in 2001, while the COFI and 12 MTA indices lagged the more responsive Treasury and LIBOR rates throughout 2001. The low nominal level of interest rates in effect in the latter part of 2001 and in the first quarter of 2002 presented a particular challenge to the Company, as the rates on its NOW and Savings deposit accounts were already at low levels and could not be decreased to the same extent as declines in many capital markets interest rates. The Company addressed this issue through its asset / liability management program, whereby decisions regarding pricing, promotion, and incentives are integrated with tactical transactions to moderate the Company's exposure to changes in interest rates.

         Various interest rates commenced increasing in the first quarter of 2002 once the capital markets assumed, and the Federal Reserve later confirmed, that benchmark interest rates would not continue being cut. In addition, higher energy prices and concerns about the impact of interest rates staying at such low levels for an extended period of time began to raise worries about potential future inflation, leading to a rise in longer term interest rates. By the end of the first quarter, the Treasury curve had become significantly steeper, with the differential between federal funds and the 2 year Treasury Note at 197 basis points. Steep yield curves are generally beneficial for financial institutions, including the Bank, as greater income is derived from short term maturity mismatches and as customer demand often shifts toward adjustable mortgages due to the rate differential between adjustable and fixed rate loans.

         The analytical results of the Company's interest rate risk modeling have been empirically validated over the past several years, as the Company's interest margin has remained stable or expanded during periods of both rising and falling general market interest rates. The expansion in interest margin over the past several years has been significantly impacted by the implementation of the Company's strategic plan, in addition to being influenced by the interest rate environment.

         The Company plans to maintain its relatively balanced interest rate risk profile by avoiding adding significant volumes of long term, fixed rate assets to the balance sheet. Long term, fixed rate assets are relatively more challenging to match fund, and therefore can expose the Company to interest rate risk in rising interest rate environments. During the first three months of 2002, the Company continued to sell the majority of its long term, fixed rate residential loan production into the secondary market on a servicing released basis. The low interest rate environment contributed to continued prepayments on the Company's existing portfolios of residential fixed rate mortgages held for investment and higher duration mortgage backed securities classified as available for sale. Mortgage backed security purchases during the first quarter of 2002 were primarily low duration CMO's with limited extension risk and above market coupon rates. The Company also sold one relatively higher duration CMO. Loan purchases during the first quarter of 2002 were generally either adjustable rate or fixed rate for a short period of time, then converting to adjusting rate ("hybrid mortgages"). During the past six months, the Company had prepaid and extended a total of $15.0 million in FHLB advances in order to increase the duration of its funding and therefore moderate its net liability sensitivity. These and other tactical and strategic actions were conducted as part of the interest rate risk management program in general, and specifically to prepare the Company for what Management believes is a likely eventual return to an increasing interest rate environment commencing later in 2002.

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

         At March 31, 2002, the Company had $12.4 million in cash and cash equivalents, available borrowing capacity in excess of $160.0 million at the FHLB-SF, and a significant volume of residential mortgages that could be securitized, liquidated, or used in collateralized borrowings in order to meet future liquidity requirements.

         The State of California is the Bank's largest single depositor, with $19.0 million in certificates of deposit placed in the Bank as of March 31, 2002. Should the State of California not renew these certificates of deposit upon maturity, replacement funding would likely be more costly. The maturity dates for the State of California certificates of deposit are staggered to avoid a concentration of repricing and funding risk.

         MBBC and the Bank have each entered into several Master Repurchase Agreements to permit securities sold under agreements to repurchase transactions with a number of counterparties. In addition, at March 31, 2002, the Bank maintained $25.5 million in unsecured federal funds lines of credit from four correspondent financial institutions. However, there can be no assurance that funds from these lines of credit will be available at all times, or that the lines will be maintained in future periods. The Bank is able to issue wholesale "DTC" certificates of deposit through two large, national investment banking firms as an additional source of liquidity. The Bank intends to add the ability to issue DTC certificates of deposit through an additional investment banking firm during the second quarter of 2002. At March 31, 2002, the Bank had no DTC certificates of deposit outstanding.

         At March 31, 2002, MBBC on a stand alone basis had cash & cash equivalents of $4.7 million. In addition, MBBC had no outstanding balance on a $3.0 million revolving line of credit.


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

         As of March 31, 2002, the most recent notification from the OTS categorized the Bank as "well capitalized". There are no conditions or events since that notification that Management believes have changed the Bank's category. The following table summarizes the capital ratios required for an institution to be considered "well capitalized" and the Bank's regulatory capital at March 31, 2002 as compared to such ratios.


                                           Core Capital              Core Capital To             Total Capital To
                                           To Adjusted                Risk-weighted               Risk-weighted
(Dollars In Thousands)                     Total Assets                   Assets                      Assets
                                        ---------------------       ---------------------      ---------------------
                                         Balance     Percent         Balance     Percent         Balance     Percent
                                         -------     -------         -------     -------         -------     -------
Bank regulatory capital                 $ 45,695       8.45%        $ 45,695      11.72%        $ 50,587      12.97%
Well capitalized requirement              27,047       5.00%          23,403       6.00%          39,005      10.00%
                                         -------       ----          -------      -----           ------      -----

Excess                                  $ 18,648       3.45%        $ 22,292       5.72%        $ 11,582       2.97%
                                         =======       ====          =======      =====          =======      =====

Adjusted assets (1)                     $540,943                    $390,045                    $390,045
                                         =======                     =======                     =======

---------------------------------------------
(1) The above line for "adjusted assets" refers to the term "adjusted total assets" as defined in 12 C.F.R. Section 567.1(a) for purposes of core capital requirements, and refers to the term "risk-weighted assets" as defined in C.F.R.
Section 567.1(bb) for purposes of risk-based capital requirements.

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

         The following table summarizes these regulatory capital requirements for the Bank. As indicated in the table, the Bank's capital levels at March 31, 2002 exceeded all three of the currently applicable minimum regulatory capital requirements.

                                                       Percent Of
                                                         Adjusted
(Dollars In Thousands)                                      Total
                                      Amount               Assets
                                      ------               ------
Tangible Capital
----------------
Regulatory capital                   $45,695                8.45%
Minimum required                       8,114                1.50%
                                      ------                ----
Excess                               $37,581                6.95%
                                      ======                ====

Core Capital
------------
Regulatory capital                   $45,695                8.45%
Minimum required                      21,638                4.00%
                                      ------                ----
Excess                               $24,057                4.45%
                                      ======                ====

                                                       Percent Of
                                                            Risk-
                                                         weighted
                                      Amount               Assets
                                      ------                ----
Risk-based Capital
------------------
Regulatory capital                   $50,587               12.97%
Minimum required                      31,204                8.00%
                                      ------                ----
Excess                               $19,383                4.97%
                                      ======                ====


         At March 31, 2002, the Bank's regulatory capital levels exceeded the thresholds required to be classified as a "well capitalized" institution. The Bank's regulatory capital ratios detailed above do not reflect the additional capital (and assets) maintained by MBBC. Management believes that, under current regulations and institution-specific requirements, the Bank will continue to meet its minimum capital requirements. However, events beyond the control of the Bank, such as changing interest rates or a downturn in the economy or real estate markets in the areas where the Bank has most of its loans, could adversely affect future earnings and, consequently, the ability of the Bank to meet its future minimum regulatory capital requirements.

Asset Quality / Credit Profile


Non-performing Assets

         The following table sets forth information regarding non-performing assets at the dates indicated.

(Dollars In Thousands)                                           March 31, 2002       December 31, 2001
                                                                 --------------       -----------------
Outstanding Balances Before Valuation Reserves
Non-accrual loans                                                       $ 4,547                 $ 2,252
Loans 90 or more days delinquent and accruing interest                       --                      --
Restructured loans in compliance with modified terms                         --                      --
                                                                             --                      --
                                                                         ------                  ------
Total gross non-performing loans                                          4,547                   2,252
                                                                         ======                  ======

Investment in foreclosed real estate before valuation reserves               --                      --
Repossessed consumer assets                                                  --                      --
                                                                             --                      --
                                                                         ------                  ------
Total gross non-performing assets                                       $ 4,547                $  2,252
                                                                         ======                  ======

Gross non-accrual loans to total loans                                    0.95%                   0.48%
Gross non-performing loans to total loans                                 0.95%                   0.48%
Gross non-performing assets to total assets                               0.84%                   0.42%
Allowance for loan losses                                               $ 6,958                $  6,665
Allowance for loan losses to non-performing loans                       153.02%                 295.96%
Valuation allowances for foreclosed real estate                         $   --                 $    --

         Non-accrual loans at March 31, 2002 are detailed in the following table:

(Dollars In Thousands)                        Number       Principal Balance
                                                  Of          Outstanding At
Category Of Loan                               Loans          March 31, 2002
----------------                              ------       -----------------

Residential mortgage one to four units           3              $ 1,224
Commercial & industrial real estate              3                3,323
                                               -----              -----
Total                                            6              $ 4,547
                                               =====              =====

         Non-accrual loans increased from $2.3 million at December 31, 2001 to $4.5 million at March 31, 2002 primarily due to the placement of a $2.3 million commercial real estate mortgage on non-accrual status. This credit is a participation loan where the Bank is not the lead financial institution. The loan is secured by a first deed of trust on a hotel / resort located within the Company's primary market area and is guaranteed by the borrower. The hotel is a relatively new development that was experiencing limited cash flow. The hotel was also adversely impacted by the decline in tourism and travel following the events of September 11, 2001 and the onset of the national economic recession. The Company is currently working with the lead bank and the borrower to address collection. At March 31, 2002, the Company established a $754 thousand specific reserve for this loan, based upon estimated net proceeds to the Company following foreclosure and sale. The market value of the hotel is particularly volatile at this time, given the uncertainty regarding the economy, the tourism industry, and the outlook for business travel activity.

         Non-accrual loans at March 31, 2002 also included a residential mortgage with a principal balance of $846 thousand and a commercial real estate mortgage also with a principal balance of $846 thousand. There are significant junior mortgages from other lenders secured by the real estate collateral for both of these loans. The home securing the residential loan is listed for sale and the borrower has agreed to resume payments. The $846 thousand commercial real estate mortgage was reinstated (paid current) in April 2002. Based upon a review of comparable recent market sales, the Company, at this time, does not anticipate incurring a loss on either of these two loans.

Criticized And Classified Assets

         The following table presents information concerning the Company's inventory of criticized ("OAEM") and classified ("substandard" and lower) assets. The category "OAEM" refers to "Other Assets Especially Mentioned", or those assets which present indications of potential future credit deterioration.

(Dollars In Thousands)       OAEM   Substandard   Doubtful    Loss      Total
                          -------   -----------   --------   -----    -------

December 31, 2001         $ 6,207       $ 5,098       $ --   $  --    $11,305
March 31, 2002            $ 3,296       $ 4,386       $ --   $ 754    $ 8,436

         Classified assets as a percent of stockholders' equity decreased from 10.2% at December 31, 2001 to 9.9% at March 31, 2002.

         The $754 thousand asset classified as "Loss" in the above table as of March 31, 2002 is associated with the specific reserve for the $2.3 million commercial real estate mortgage secured by a hotel / resort located in the Company's primary market area, as described above under "Non-performing Assets". The remainder of this $2.3 million loan is classified as substandard. March 31, 2002 substandard assets in the above table also include the Company's other non-accrual loans and $366 thousand in commercial loans to a corporation whose sole stockholder recently declared personal bankruptcy. These $366 thousand in loans were current in their payments as of March 31, 2002 and the borrower has indicated his intent to continue making payments per the terms of the loans.

         Criticized loans decreased during the first quarter of 2002 due to the upgrade of several income property loans where the borrower was current in payments and had documented the intent and capacity to continue making timely loan payments. The largest OAEM loan at March 31, 2002 was a $1.3 million mortgage, current in its payments at March 31, 2002, secured by a motel located in the Silicon Valley area of the San Francisco Bay Area. The motel's cash flow has been unfavorably impacted by the economic difficulties being experienced in the technology industry and by a reduction in business travel in general. The second largest OAEM loan at March 31, 2002 was a $986 thousand mortgage secured by an apartment complex in the Silicon Valley area. This loan was current in its payments at March 31, 2002; however, rents in the subject area have been adversely affected by the economic difficulties in the technology industry.


Impaired Loans

         At March 31, 2002, the Company had total gross impaired loans, before specific reserves, of $4.5 million, constituting six credits. Specific reserves on these $4.5 million in impaired loans totaled $754 thousand. This compares to total gross impaired loans of $2.3 million, with no specific reserves, at December 31, 2001. Interest is accrued on impaired loans on a monthly basis except for those loans that are 90 or more days delinquent or those loans which are less than 90 days delinquent but where Management has identified concerns regarding the collection of the credit. For the three months ended March 31, 2002, accrued interest on impaired loans was zero and interest of $41 thousand was received in cash. The average balance of impaired loans during the first quarter of 2002 was $2.6 million. If all non-accrual loans had been performing in accordance with their original loan terms, the Company would have recorded interest income of $134 thousand during the three months ended March 31, 2002, instead of interest income actually recognized, based on cash payments, of $41 thousand.


Hotel / Motel / Resort Loans

         At March 31, 2002, the Company had 16 real estate loans outstanding that are secured by hotel / motel / resort properties. The aggregate outstanding balance for these loans at March 31, 2002 was $22.0 million. This compares to $30.8 million in hotel / motel / resort loans at December 31, 2001. This decrease in part resulted from the Company's not repricing certain hotel / motel / resort loans to reflect the decline in general market interest rates during 2001, thereby leading the borrowers to refinance with other lenders.

         Various reports have indicated that travel industry businesses such as hotels / motels / resorts have been particularly adversely impacted by the national economic recession in 2001, and by reduced business and pleasure travel. The Company's recent review of its hotel / motel / resort loans has in general confirmed reduced occupancy rates and lower effective room rates than experienced in 1999 and 2000, leading to decreased or in some cases negative net cash flow from the properties. The Company cannot predict when or to what degree the hospitality industry will recover, but intends to continue closely monitoring its hotel / motel / resort loan portfolio. The Company increased its formula general valuation reserve factors for these loans in the fourth quarter of 2001 to reflect the inherent loss in this portfolio. The return of unfavorable economic trends, the occurrence of additional terrorist activity, or other factors could lead to additional reserve requirements for these loans and thus impact the levels of future provisions for loan losses.


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

         At March 31, 2002, the outstanding principal balance of this mortgage loan pool was $4.5 million, comprised of 44 mortgages, with $396 thousand received during April, 2002 (normal monthly remittance cycle) based upon prepayments and scheduled principal for March, 2002. At December 31, 2001, the outstanding principal balance of this mortgage loan pool was $5.6 million. The loans in this mortgage pool bear interest rates significantly in excess of current market rates for similar new loans extended to borrowers with moderate or better credit profiles. This rate differential contributed to the level of prepayments realized on the portfolio during the first quarter of 2002.

         Through the April 20, 2002 regularly scheduled remittance date, the seller performed per the loan servicing agreement, making scheduled principal and interest payments to the Bank while also absorbing all credit losses on the loan portfolio. At March 31, 2002, the Company categorized all loans within this mortgage pool as performing based upon the continued payment performance of the seller.

         As of the April 20, 2002 remittance and reporting date for activity through March 31, the mortgage pool included one foreclosed property. The seller continued to advance scheduled interest and principal payments to the Company for this mortgage, that had a principal balance of $59 thousand.

         Despite the performance of the seller, however, the Company has allocated certain reserves to this mortgage pool at March 31, 2002 due to concerns regarding the potential losses by the seller in honoring the guaranty, the present delinquency profile of the pool, and the differential between loan principal balances and current appraisals for foreclosed loans and loans in the process of foreclosure.

         The  Company  continues  to  monitor  the  financial   performance  and
condition of the seller on a monthly basis. The earnings and capital of the seller experienced favorable results during 2001 and early 2002, supported by the strong mortgage refinance market. In addition, the Company analyzes the payment performance and credit profile of the remaining outstanding loans on a monthly basis.

         Because of the relatively small remaining balance of the Special Residential Loan Pool, the continued capacity and intent by the seller to honor its guarantee, and the establishment of what the Company believes to be adequate loan loss reserves to address the inherent loss in the portfolio, the Company does not plan to continue reporting on the Special Residential Loan Pool in future reports in the absence of significant events.

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

         The allowance for loan losses is comprised of three primary types of allowances:

1.       Formula Allowance

Formula allowances are based upon loan loss factors that reflect Management's estimate of the inherent loss in various segments of or pools within the loan portfolio. The loss factor is multiplied by the portfolio segment (e.g. multifamily permanent mortgages) balance (or credit commitment, as applicable) to derive the formula allowance amount. The loss factors are updated periodically by the Company to reflect current information that has an effect on the amount of loss inherent in each segment. The formula allowance at March 31, 2002 was $5.5 million, compared to $6.0 million at December 31, 2001.

2.       Specific Allowance

Specific allowances are established in cases where Management has identified significant conditions or circumstances related to an individually impaired credit. In other words, these allowances are specific to the loss inherent in a particular loan. The amount for a specific allowance is calculated in accordance with SFAS No. 114, "Accounting By Creditors For Impairment Of A Loan". The Company had $754 thousand in specific allowance at March 31, 2002, compared to none at December 31, 2001.

3.       Unallocated Allowance

The Company maintains an unallocated loan loss allowance that is based upon Management's evaluation of conditions that are not directly measured in the determination of the formula and specific allowances. The evaluation of inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or historical performance of loan portfolio segments. The conditions evaluated in connection with the unallocated allowance at March 31, 2002 included the following, which existed at the balance sheet date:

o General business and economic conditions affecting the Company's key lending areas

o    Real estate values in California

o    Loan volumes and concentrations

o    Seasoning of the loan portfolio

o    Status of the current business cycle

o    Specific industry or market conditions within portfolio segments

The unallocated allowance at March 31, 2002 was $738 thousand, compared to $668 thousand at December 31, 2001.

         The following table presents activity in the Company's allowance for loan losses during the three months ended March 31, 2002 and March 31, 2001:


                                       Three Months Ended March 31,
                                       ----------------------------
                                          2002              2001
                                         -------          -------
Allowance For Loan Losses                (Dollars In  Thousands)
-------------------------

Balance at beginning of year             $ 6,665          $ 5,364

   Charge-offs:
      Consumer lines of credit                (8)            --
      Commercial term loans                  (30)            --
      Commercial lines of credit            --                (25)
                                          ------           ------
   Total charge-offs                         (38)             (25)

   Recoveries:
      Consumer lines of credit                 4             --
      Commercial lines of credit               2             --
                                          ------           ------
   Total recoveries                            6             --

   Provision for loan losses                 325              500
                                          ------           ------

Balance at March 31                      $ 6,958          $ 5,839
                                          ======           ======

Annualized ratio of net charge-offs
  during the period to average loans
  receivable, net, outstanding during
  the period                                0.03%            0.02%


         Additional ratios applicable to the allowance for loan losses include:

                                      March 31, 2002   December 31, 2001
                                      --------------   -----------------

Allowance for loan losses as a
   percent of non-performing loans        153.02%          295.96%

Allowance  for  loan  losses  as a
  percent  of gross  loans  receivable
  net of undisbursed loan funds and
  unamortized yield adjustments             1.46%            1.41%

Allowance for loan losses as a
  percent of classified assets            135.37%          130.74%


         The $5.5 million in formula allowance at March 31, 2002 included amounts for the Special Residential Loan Pool. The decrease in formula allowance from December 31, 2001 resulted in part from:

o    the reduction in the Special Residential Loan Pool

o    a decrease in criticized assets

o the shift in loan loss reserves for the $2.3 million, non-accrual hotel loan in the Company's primary market area from formula allowance to specific allowance

         The $738 thousand in unallocated allowance at March 31, 2002 reflected the Company's consideration of the following factors, as well as the more general factors listed above in conjunction with the definition of the unallocated allowance:

o The adverse impacts of the weak technology industry upon commercial real estate values. The Company's primary lending area is near the Silicon Valley area of the San Francisco Bay Area, which has been impacted by the slump in various technology and technology related businesses. This impact could be in the range of $100 thousand to $800 thousand.

o Recent reports of selected areas of soft or declining apartment rents in Northern California resulting from reduced employment, weakness in the technology industry, and the national recession. The soft or declining rents could lead to decreased multifamily property values. This impact could be in the range of $100 thousand to $400 thousand.

         As subsequently discussed (see "Provision For Loan Losses"), the lower provision for loan losses recorded during the first three months of 2002 versus the same period in the prior year resulted from multiple factors, including the Company's concerns in the first quarter of 2001 regarding the State of California energy crisis and the negative trends in national economic growth and activity.

         Management anticipates that should the Company accomplish its strategic plan and be successful in:

o    generating further growth in loans receivable held for investment

o emphasizing the origination, purchase, and participation of income property real estate loans

o    expanding the construction loan portfolio

o    continuing expansion of commercial business lending

future provisions will result and the ratio of the allowance for loan losses to loans outstanding will increase. Experience across the financial services industry indicates that commercial business, construction, and income property loans present greater risks than residential real estate loans, and therefore should be accompanied by suitably higher levels of reserves.

Comparison Of Operating Results For The Three Months Ended March 31, 2002 and March 31, 2001


General

         During the first quarter of 2002, the Company reported net income of $1.21 million, equivalent to $0.35 diluted earnings per share. This compares to net income of $602 thousand, or $0.18 diluted earnings per share, for the same period in 2001. Net income during the first quarter of 2001 was impacted by (pre-tax) operating costs of $408 thousand for the Bank's core systems conversion that was implemented in March 2001. Net income during the quarter ended December 31, 2001 (the immediately preceding quarter) was $1.14 million, equivalent to $0.33 diluted earnings per share.

         The Company realized some of the financial benefits from its transformation strategy during the first three months of 2002. Net interest income rose, due to both a larger average balance sheet fueled by increased deposits and loans and due to expanded spreads resulting from the planned change in balance sheet composition. Mortgage banking income benefited from the historically low interest rate environment during the first quarter of 2002 and from efficiencies arising from new technology. The Company realized certain other operating efficiencies from the new technology environment implemented and better optimized over the past year. The Company maintained favorable credit quality during the first quarter of 2002, thus avoiding significant operating costs for collections and foreclosures.


Interest Rate Environment

         The table presented above under "Interest Rate Risk Management And Exposure" furnishes an overview of the interest rate environment during the most recent five quarters. Market interest rates have varied considerably during this time period, generally falling throughout 2001, with certain interest rates rising in the first quarter of 2002. In addition, the slope of the Treasury curve shifted from inverted at the beginning of 2001, to flatter by the end of the first quarter of 2001, to positively sloped by mid 2001. Since mid 2001, the Treasury curve has generally become progressively more steeply sloped (i.e. a greater differential between short term and longer term interest rates).

         Financial institutions, including the Bank, generally benefit from a positively sloped term structure of interest rates, whereby higher duration assets may be funded at a favorable spread with shorter term liabilities, and whereby fixed rate assets appreciate in market price as they move nearer to maturity. In addition, steep yield curves often lead to increased customer demand for adjustable rate mortgages due to the rate differential to long term, fixed rate mortgages.

         As a result of the interest rate environment over the past 15 months, yields and rates for most assets and liabilities were substantially lower in the first quarter of 2002 compared to the first quarter of 2001.

Net Interest Income

         Net interest income increased from $4.8 million during the first quarter of 2001 to $5.4 million during the first quarter of 2002 due to both expanded spreads and greater average balances of interest earning assets and liabilities. The Company's ratio of net interest income to average total assets was 3.98% for the first three months of 2002, up from 3.83% during the same period in 2001. The increased spread in part stemmed from the Company's continued implementation of its strategic plan.

         Margins were hampered during the early part of 2001 by the Company's offering higher than normal relative retail deposit pricing to facilitate customer retention following the core systems conversion. The Company also maintained higher levels of non-interest earning correspondent bank account balances than usual during March 2001 as a liquidity cushion to address any potential operational or financial settlement issues arising following the implementation of the new computer system. This additional liquidity was not utilized.

         During the first quarter of 2002, the Company experienced difficulty decreasing its NOW and Savings deposit rates at the same pace as the declines in certain indices (e.g. COFI, 12 MTA) utilized for adjustable rate loans, as the NOW and Savings rates were already at low nominal levels at the end of 2001. In addition, the spread derived from investing the Company's demand deposit balances was lower in the first quarter of 2002 than the same period in 2001 due to the significantly lower general interest rate environment. However, net interest income during the first quarter of 2002 benefited from lifetime rate floors on certain loans and prepayment penalties received on certain income property loans.

         Other factors influencing net interest income during the first three months of 2002 compared to the same period in 2001 included:

o Average net loans as a percentage of average total assets improved from 81.2% during the first three months of 2001 to 86.1% during the first three months of 2002. Because loans constitute by far the Company's highest yielding type of asset, this change in asset mix favorably affected net interest income.

o Average demand deposits as a percentage of average total assets increased from 3.3% during the first three months of 2001 to 4.0% during the first three months of 2002. Increases in interest free funding favorably impact the Company's spreads.

         The Company plans to continue increasing its net interest margin by continuing the transformation into a community commercial bank, increasing the percentage of total assets constituted by loans, decreasing the percentage of the loan portfolio comprised of residential mortgages, and increasing the percentage of the deposit portfolio composed of transaction accounts. However, no assurance can be provided that the Company will be successful in this regard, as interest rates and new business activity are influenced by many factors beyond the control of the Company, such as actions by the Federal Reserve and competition.

         The following table presents the average annualized rate earned upon each major category of interest earning assets, the average annualized rate paid for each major category of interest bearing liabilities, and the resulting net interest spread, net interest margin, and average interest margin on total assets for the three months ended March 31, 2002 and 2001.

                                      Three Months Ended March 31, 2002         Three Months Ended March 31, 2001
                                   ----------------------------------------  ----------------------------------------
(Dollars In Thousands)                 Average                     Average       Average                     Average
                                       Balance      Interest          Rate       Balance      Interest          Rate
                                       -------      --------          ----       -------      --------          ----
Assets
Interest earning assets:
   Cash equivalents (1)              $   5,761        $   25         1.74%     $   8,642       $   124         5.74%
   Investment securities                 7,788            57         2.93%         7,363           133         7.23%
   Mortgage backed securities (2)       31,373           312         3.98%        48,956           808         6.60%
   Loans receivable, net (3)           462,480         8,314         7.19%       402,656         8,890         8.83%
   FHLB stock                            3,019            47         6.23%         2,922            40         5.48%
                                      --------         -----                    --------        ------
Total interest earning assets          510,421         8,755         6.86%       470,539         9,995         8.50%
                                                       -----                                    ------
Non-interest earnings assets            26,952                                    25,551
                                      --------                                  --------
Total assets                         $ 537,373                                 $ 496,090
                                      ========                                  ========
Liabilities & Equity
--------------------
Interest bearing liabilities:
   NOW accounts                      $  41,682            41         0.39%     $  40,658           141         1.39%
   Savings accounts                     19,023            26         0.55%        17,279            73         1.69%
   Money market accounts               107,640           593         2.20%        90,144         1,044         4.63%
   Certificates of deposit             240,440         2,153         3.58%       244,493         3,426         5.61%
                                      --------         -----                    --------        ------
   Total interest-bearing deposits     408,785         2,813         2.75%       392,574         4,684         4.77%
   FHLB advances                        53,682           589         4.39%        40,799           547         5.36%
   Other borrowings (4)                    213             3         5.63%           170            12        28.24%
                                      --------         -----                    --------        ------
Total interest-bearing liabilities     462,680         3,405         2.94%       433,543         5,243         4.84%
                                                       -----                                    ------
Demand deposit accounts                 21,260                                    16,341
Other non-interest bearing               1,988                                     2,226
                                      --------                                  --------
liabilities
Total liabilities                      485,928                                   452,110
Stockholders' equity                    51,445                                    43,980
                                      --------                                  --------
Total liabilities & equity           $ 537,373                                 $ 496,090
                                      ========                                  ========

Net interest income                                   $5,350                                   $ 4,752
                                                       =====                                    ======
Interest rate spread (5)                                             3.92%                                     3.66%
Net interest earning assets             47,741                                    36,996
Net interest margin (6)                                4.19%                                     4.04%
Net interest income /
     average total assets                              3.98%                                     3.83%
Interest earnings assets /
     Interest bearing liabilities         1.10                                      1.09

Average balances in the above table were calculated using average daily figures.
--------------------------------------------------------------------------------


(1) Includes federal funds sold, money market fund investments, banker's acceptances, commercial paper, interest earning deposit accounts, and securities purchased under agreements to resell.
(2) Includes mortgage backed securities and collateralized mortgage obligations.
(3) In computing the average balance of loans receivable, non-accrual loans and loans held for sale have been included. Amount is net of deferred loan fees, premiums and discounts, and undisbursed loan funds. Interest income on loans includes amortized loan fees and costs, net, of $26,000 and $78,000 in 2002 and 2001, respectively.
(4) Includes federal funds purchased, securities sold under agreements to repurchase, and borrowings drawn on MBBC's line of credit.
(5) Interest rate spread represents the difference  between the average  rate on
    interest   earning  assets  and  the   average  rate  on  interest   bearing
    liabilities.
(6) Net interest margin equals net interest income before provision for loan losses divided by average interest earning assets.

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

                                                  Three Months Ended March 31, 2002
                                                            Compared To
                                                  Three Months Ended March 31, 2001
                                            ----------------------------------------------
                                                                      Volume
(Dollars In Thousands)                       Volume        Rate        /Rate         Net
                                             ------       ------       ------       ------
Interest-earning assets
Cash equivalents                            $   (41)     $   (86)     $    28      $   (99)
Investment securities                             8          (79)          (5)         (76)
Mortgage backed securities                     (290)        (321)         115         (496)
Loans receivable, net                         1,321       (1,651)        (246)        (576)
FHLB Stock                                        1            5            1            7
                                             ------       ------       ------       ------
     Total interest-earning assets              999       (2,132)        (107)      (1,240)
                                             ------       ------       ------       ------

Interest-bearing liabilities
NOW Accounts                                      4         (101)          (3)        (100)
Savings accounts                                  7          (49)          (5)         (47)
Money market accounts                           203         (547)        (107)        (451)
Certificates of deposit                         (57)      (1,237)          21       (1,273)
                                             ------       ------       ------       ------
Total interest-bearing deposits                 157       (1,934)         (94)      (1,871)
FHLB advances                                   173          (99)         (32)          42
Other borrowings                                  3          (10)          (2)          (9)
                                             ------       ------       ------       ------
     Total interest-bearing liabilities         333       (2,043)        (128)      (1,838)
                                             ------       ------       ------       ------

Increase in net interest income             $   666      $   (89)     $    21      $   598
                                             ======       ======       ======       ======


Interest Income

         Interest income decreased from $10.0 million during the three months ended March 31, 2001 to $8.8 million during the same period in 2002. This decrease was primarily due to the much lower interest rate environment present in 2002. The effect of lower general market interest rates more than offset the impact of an 8.5% rise in average interest earning assets and a shift in asset mix towards loans, coincident with the Company's strategic plan of better supporting its local communities with the delivery of credit.

         Interest income on loans decreased from $8.9 million during the three months ended March 31, 2001 to $8.3 million during the same period in 2002. The effect of lower interest rates more than offset the impact of a 14.9% rise in average net loan balances outstanding. The greater volume stemmed from the Company's strategic plan of increasing the percentage of the balance sheet comprised of loans through internal originations, loan purchases from correspondent banks, and loan participations; with the latter primarily sourced through other California community banks. The Company plans to increase total loans to approximately 90.0% of total assets over time. Management believes stockholder value is maximized through the extension and effective management of credit.

         Interest income on cash equivalents decreased from $124 thousand for the three months ended March 31, 2001 to $25 thousand for the same period in 2002. This decline was due to:

o lower average rates resulting from the interest rate cuts implemented by the Federal Reserve in 2001

o    lower average volumes stemming from:

     A. the Company's redeploying funds from cash equivalents into loans as a result of the demand for credit

     B. the Company's purchasing short term investment securities (called Agency debentures) during the first quarter of 2002 in lieu of investing in cash equivalents

         Interest income on investment securities declined from $133 thousand during the three months ended March 31, 2001 to $57 thousand during the same period in 2002. The reduced interest income resulted from lower yields on variable rate corporate trust preferred securities that reprice quarterly based upon 3 month LIBOR, which was significantly lower in the first three months of 2002 than during the same period in 2001. This impact was only partially offset by interest income earned on short term Agency debentures purchased during the first quarter of 2002 as a vehicle for investing short term excess liquidity.

         Interest income on mortgage backed securities fell from $808 thousand during the three months ended March 31, 2001 to $312 thousand during the same period in 2002. This decrease was caused by reductions in average volume and average rates. Over the past year, the Company has reduced the percentage of its balance sheet allocated to securities in favor of increased lending. In addition, the mix of the Company's mortgage backed securities has changed over the past two years, with an increase in lower duration, high cash flow instruments and a reduction in higher duration, lower cash flow securities in order to better support greater funding requirements stemming from the Company's increased lending. The Company also purchased additional adjustable rate mortgage backed securities during 2001, which adjusted downward in rate in conjunction with the decline in interest rates during 2001.

         Interest income on FHLB stock increased from $40 thousand during the three months ended March 31, 2001 to $47 thousand during the same period in 2002. The FHLB-SF declared a particularly high fourth quarter 2001 dividend rate of 5.99% during the first quarter of 2002. This rate was above that accrued by the Company in 2001, and therefore increased the Company's reported yield on FHLB stock during the first quarter of 2002.

Interest Expense

         Interest expense decreased from $5.2 million during the quarter ended March 31, 2001 to $3.4 million during the quarter ended March 31, 2002, as the effect of the lower interest rate environment more than offset the impact of a rise in average interest bearing liabilities.

         Interest expense on deposits decreased from $4.7 million in the quarter ended March 31, 2001 to $2.8 million during the quarter ended March 31, 2002. This decline was due to the effect of a significant decrease in average interest rate more than offsetting the impact of a rise in average balances. The large decrease in average rates resulted from the lower interest rate environment and a shift in the composition of the deposit portfolio. Relatively higher cost certificates of deposit decreased from 59.8% of average total deposits during the first quarter of 2001 to 55.9% during the first quarter of 2002. Relatively lower cost transaction deposit accounts experienced a complementary increase, with money market deposits experiencing a significant rise from 22.0% to 25.0% of average total deposits. This change in deposit mix is a fundamental component of the Company's strategic plan.

         At March 31, 2002, the Company's weighted average nominal cost of deposits was 2.51%, down from 2.87% at December 31, 2001. The Company paid an average rate of just 0.39% on its NOW deposits and 0.55% on its savings deposits during the first quarter of 2002, highlighting the limited ability of the Company to further reduce the cost of this funding should general market interest rates decline in future periods.

         The Company has worked to more uniformly distribute its certificate of deposit maturities by month in order to facilitate cash management and avoid concentrated exposure to capital market events at any one point in time. This objective has been accomplished through the use of "odd term" certificates of deposit such as 7, 8, and 19 months, augmented by ongoing sales and periodic print advertising of longer term certificates of deposit. For example, the Company conducted two rounds of print advertising throughout its primary market area early in the second quarter of 2002 promoting 24 month and 30 month certificates of deposit. At March 31, 2002, the weighted average cost of the certificate of deposit portfolio was 3.43%, with 27.0% of the portfolio (by balance) scheduled to reprice during the second quarter of 2002.

         During the second quarter of 2002, the Company plans to continue promoting its Money Market Plus account, Direct Deposit Checking account (no-fee consumer checking), intermediate to longer term certificates of deposit, and business checking accounts. The Company's deposit products are highly tiered, encouraging greater account balances in order to earn higher rates of interest. Customer accounts are accessible via bilingual telephone banking, Internet banking, global ATM networks, mail, and in-branch service. The Company also intends to continue pursuing compensating balances, typically demand deposit balances, for commercial credit facilities.

         Interest expense on total borrowings increased from $559 thousand during the three months ended March 31, 2001 to $592 thousand during the three months ended March 31, 2002 due to the effect of greater average balances more than offsetting the impact of lower average rates. The Company had higher levels of borrowings outstanding in the first quarter of 2002 than the same period in 2001 due to borrowings being utilized to fund some of the growth in the loan portfolio. While the Company did not enter into any new term borrowings during the first quarter of 2002, the average effective cost of borrowings was lower in the first quarter of 2002 than during the same period in 2001 due in part to new, relatively lower cost term FHLB advances acquired during the fourth quarter of 2001. At March 31, 2002, the next two scheduled maturities of FHLB advances were $5.0 million in July 2002 and $5.0 million in November 2002. In April 2002, the Company prepaid the advance originally scheduled to mature in July 2002 and entered into a new $5.0 million advance maturing in June, 2003 in conjunction with the interest rate risk management program.

         The Company's average interest rate on other borrowings was inflated during 2001 and 2002 as a result of the amortization of loan fees (discount on a liability) on MBBC's $3.0 million revolving line of credit combined with a lack of draws (outstanding balances) on the line.

Provision For Loan Losses

         The Company recorded a $325 thousand provision for loan losses during the first quarter of 2002, down from $500 thousand during the first quarter of 2001. The Company determines its periodic provision for loan losses based upon its analysis of loan loss reserve adequacy. Net charge-offs during the first three months of 2002 were $32 thousand, versus $25 thousand during the first three months of 2001. The Company's ratio of loan loss reserves to loans outstanding increased from 1.41% at December 31, 2001 to 1.46% at March 31, 2002, while the nominal amount of the loan loss reserve rose from $6.7 million at December 31, 2001 to $7.0 million at March 31, 2002.

         The primary factor contributing to the provision for loan losses during the first quarter of 2002 was the need to establish a specific reserve of $754 thousand associated with a $2.3 million commercial real estate mortgage secured by a hotel / resort described above under "Non-performing Assets". Because this loan was already classified as substandard at December 31, 2001, the incremental loan loss reserves associated with this loan at March 31, 2002 were less than the $754 thousand specific reserve.

         Other factors contributing to the provision for loan losses during the first quarter of 2002 included the expansion in the loan portfolio, the addition of a large volume of new credits to the loan portfolio, the stage of the economic cycle, and the change in loan portfolio mix, particularly the reduced concentration of relatively lower risk residential mortgages. Commercial & industrial and multifamily real estate loans typically present greater credit, concentration, and event risks than home mortgages, thereby requiring proportionately greater reserve levels. Newer loans typically present more credit exposure than seasoned loans with many years of prompt payment experience and amortized principal balances. Commercial lines of credit and term loans to businesses also typically present a greater level of credit risk than residential mortgages.

         Factors moderating the amount of provision for loan losses during the first quarter of 2002 included a reduction in the portfolio of hotel / motel loans, a decline in the balance of the Special Residential Loan Pool, and a decrease in total criticized assets.

         The Company anticipates that its ratio of loan loss reserves to loans outstanding will continue to increase in future periods to the extent that the Company is successful in its strategic plan of increasing total loans while expanding the proportion of the loan portfolio represented by income property, construction, and commercial business lending. This change in portfolio mix is anticipated to be accelerated by the Los Angeles loan production office, which concentrates on construction and income property lending. The Los Angeles loan production office presents the Company with the opportunity to better geographically diversify its real estate loan portfolio, such that the Company becomes less exposed to a downturn in real estate values, economic weakness, or a natural disaster in any one local real estate market. The Company does not, however, pursue lending outside the State of California, but does occasionally make real estate loans secured by property in other states as an accommodation to existing customers.

Non-interest Income

         Non-interest income totaled $512 thousand during the first quarter of 2002, down from $643 thousand during the same period in 2001. This decline was primarily due to the impact of lower commissions from sales of non-FDIC insured investment products and reduced customer service charges.

         Commissions from the sale of non-FDIC insured investment products during the first quarter of 2002 were $41 thousand, down from $117 thousand during the same period the prior year due to vacancies in positions for licensed investment sales representatives.

         Customer service charge income totaled $351 thousand during the first quarter of 2002, down from $408 thousand during the first quarter of 2001. This decrease was primarily due to the Company's charging uncollected funds fees during the first quarter of 2001 but not charging these fees during the same period in 2002 in response to competitive factors and due to a change in the profile of the consumer checking portfolio. In conjunction with the conversion to the new core data processing system in March 2001, the Company implemented a revamped consumer checking product line and an associated revised fee and service charge schedule. These changes contributed to the closing of certain lower balance and / or higher transaction volume consumer checking accounts over the past year, as such accounts began incurring increased service charges.

         Loan servicing income totaled $14 thousand during the three months ended March 31, 2002, compared to $2 thousand during the same period in 2001. Loan servicing income during the first quarter of 2001 was reduced by accelerated amortization of mortgage servicing rights because of faster prepayments, which in turn were increased by the commencement of decreases in the target federal funds rate by the Federal Reserve. The Company continues to sell the vast majority of its long term, fixed rate residential loan production into the secondary market on a servicing released basis. As a result, the portfolio of loans serviced for others is declining as loans pay off. At March 31, 2002, the Company serviced $37.3 million in various types of loans for other investors, compared to $42.6 million at December 31, 2001.

         Gains on the sale of loans increased from $5 thousand during the first quarter of 2001 to $27 thousand during the first quarter of 2002. The lower interest rate environment in the first quarter of 2002 compared to the same period in 2001 contributed to a greater level of refinance activity for residential loans, which in turn increased the Company's mortgage banking activity.

         Gains on the sale of securities were $43 thousand during the first quarter of 2002, compared to $34 thousand during the first quarter of 2001. The gain during the first quarter of 2002 resulted from the sale of a $2.7 million (par value) private label CMO in conjunction with the Company's interest rate risk management program.

         The  Company's   strategic  plan   incorporates   non-interest   income
representing a greater percentage of total revenue. The Company intends to pursue increased non-interest income in future periods through:

o    seeking additional remote ATM sites

o    further increases in the portfolio of deposit transaction accounts

o the continued sale of consumer Internet banking with electronic bill payment

o the expanded sale of Internet banking and cash management services for businesses

o    the continued marketing of debit cards

However, no assurance can be provided regarding the amount of or trends in the Company's future levels and composition of non-interest income.

Non-interest Expense

         Non-interest expense totaled $3.5 million during the first quarter of 2002, compared to $3.8 million during the same period in 2001. This decline in expense was primarily due to the Company's incurring $408 thousand in non-recurring expenses during the first quarter of 2001 in conjunction with the data processing conversion. These non-recurring operating costs included de-conversion charges from the Company's external service bureau, travel and training costs for employees to assist with the implementation of the new system, printing and postage for additional customer mailings, and consultant fees.

         Compensation and employee benefits expense rose from $1.7 million during the first quarter of 2001 to $1.9 million during the first quarter of 2002. Factors contributing to this increase included staff additions in data processing and commercial lending. The staff additions in data processing stemmed from the switch from an external service bureau environment to an in-house system for the Company's primary data processing. The staff additions in commercial lending were primarily comprised of new business account relationship officers. Compensation and employees benefits costs also rose in the first quarter of 2002 when compared to the same period during the prior year due to the opening of the Los Angeles loan production office and because of higher costs for the Bank's employee stock ownership plan ("ESOP"). The ESOP expenses increased in 2002 versus 2001 because of the higher average price of Monterey Bay Bancorp, Inc. common stock.

         Costs for employee incentive programs were higher in the first quarter of 2002 than during the first quarter of 2001 in conjunction with the Company's better financial performance. For 2002, the Company redesigned various incentive plans to better correlate bonus payments with contributions to increased profitability, achievements in support of the strategic plan, and improvements in stockholder value.

         The change in the Company's systems environment also impacted various other operating expenses. Data processing fees were much lower in 2002 versus 2001, while equipment expense was higher due to the added depreciation from the new hardware and software installed in 2001.

         Consulting expenses were much lower in the first quarter of 2002 versus the same period in 2001 because of consultants hired to assist with the core systems conversion in 2001. Legal expenses declined $48 thousand from the first quarter of 2001 to the first quarter of 2002 primarily due to expenditures in 2001 associated with claims by a former executive regarding payments due under his employment contracts. Accounting expenses were lower in the first quarter of 2002 versus the first quarter of 2001 primarily due to the hiring of a more cost effective firm for selected internal auditing functions commencing in mid 2001.

         Advertising and promotion costs totaled $77 thousand in the first quarter of 2002, up from $31 thousand during the same period in 2001. These costs were unusually low in the first quarter of 2001, as the Company postponed certain advertising and promotional activities pending the implementation of the new computer systems environment.

         Advertising during the first quarter of 2002 included newspaper ads for deposit products, targeted direct mail to businesses in the Bank's primary market area, and local radio ads that focused on attracting business customers through the communication of the Bank's "relationship banking" approach to customer service. The Company's visibility was also enhanced during the first quarter by the extensive participation of employees and Directors in a significant number of community events and organizations.

         The Company's efficiency ratio during the first quarter of 2002 was 59.13%, comparing favorably to 71.22% during the first quarter of 2001 and improving slightly from 59.59% during the fourth quarter of 2001 (the immediately preceding quarter). Despite this progress, the Company's efficiency ratio is still above those of high performing peer financial institutions. The expansion in the Company's interest margin has been a primary factor in the improvement in the efficiency ratio during the past year.

         The Company continues to restructure its operations both to better utilize new technology and improve efficiency. The Company also continues to evaluate new vendors for various products and services, seeking more cost effective business relationships. In 2002, the Company altered the manner in which its facilities management is conducted to provide for better expense control. By mid 2002, the Company plans to implement revised practices for check ordering and printing, leading to cost savings. Through these and other initiatives, the Company continues to target progress in improving its efficiency ratio.


Income Taxes

         Income tax expense increased in 2002 versus 2001 due to greater pre-tax income. The Company's effective book tax rate was slightly lower in 2002 versus 2001 due to non-deductible expenses and other adjustments to taxable income representing a smaller percentage of the increased amount of book pre-tax income.


Item 3.  Quantitative And Qualitative Disclosures About Market Risk

         For a current discussion of the nature of market risk exposures, see "Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations - Interest Rate Risk Management And Exposure". Readers should also refer to the quantitative and qualitative disclosures (consisting primarily of interest rate risk) in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. There has been no significant change in these disclosures since the filing of that document.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         From time to time, the Company is party to claims and legal proceedings in the ordinary course of business. Management believes that the ultimate aggregate liability represented thereby, if any, will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Item 2.  Changes In Securities

         None.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission Of Matters To A Vote Of Security Holders
         ---------------------------------------------------

         On April 9, 2002, the Company issued its 2002 Proxy Statement. Matters submitted to a vote of security holders via that Proxy Statement included:

         1.) The  proposed  election of four  individuals  as  Directors  of the
             Company:

                                                    Proposed Term
                 Individual                             To Expire
                 -------------------------     -------------------
                 Larry A. Daniels                            2004
                 Steven Franich                              2005
                 Stephen G. Hoffmann                         2005
                 Gary L. Manfre                              2005


         2.) The proposed  ratification  of the appointment of Deloitte & Touche
             LLP as the independent auditors of the Company for the fiscal year ending December 31, 2002.


         The Company's Annual Meeting of Stockholders is scheduled for Thursday, May 23, 2002 at 9:00 AM Pacific Time at the Watsonville Women's Club, 12 Brennan Street, Watsonville, CA. 95076.

Item 5.  Other Information

         None.

Item 6.  Exhibits And Reports On Form 8-K

         A.  Exhibits

                 10.21    Employment Agreement With C. Edward Holden

                 10.22    Employment Agreement With Mark R. Andino

         B.  Reports On Form 8-K

                  The Company has recently filed the following Current Reports on Form 8-K:

                       1. Form 8-K dated January 29, 2002. This Current Report reported the Company's results for the fourth quarter and the fiscal year 2001, the date for the 2002 Annual Meeting of Stockholders, and the record date for voting at the 2002 Annual Meeting of Stockholders.

                       2. Form 8-K dated March 15, 2002. This Current Report reported the Company's opening of a Southern California loan production office, the elimination of institution specific regulatory capital requirements for Monterey Bay Bank, the repurchase of additional shares of Company common stock, and the resignation of a Monterey Bay Bank senior officer.

                       3. Form 8-K dated April 22, 2002. This Current Report reported the Company's operational and financial results for the first quarter of fiscal year 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act Of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    MONTEREY BAY BANCORP, INC.
                                                                   (Registrant)



Date:    May 13, 2002                               By:  /s/ C. Edward Holden
                                                         --------------------
                                                         C. Edward Holden
                                                         Chief Executive Officer
                                                         President
                                                         Vice Chairman Of The
                                                         Board Of Directors



Date:    May 13, 2002                               By:  /s/ Mark R. Andino
                                                         ------------------
                                                         Mark R. Andino
                                                         Chief Financial Officer
                                                         Treasurer
                                                         (Principal Financial &
                                                         Accounting Officer)