Form 10-Q
period 2002-06-30
MONTEREY BAY BANCORP INC
filed 2002-08-09
CIK 930429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

                             YES    X      NO
                                   ---          ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,485,864 shares of common stock, par value $0.01 per share, were outstanding as of August 7, 2002.

                                  MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

                                                  INDEX

                                                                                                            PAGE
                                                                                                            ----
PART I.          FINANCIAL INFORMATION

                 Item 1.   Financial Statements

                           Condensed Consolidated Statements Of Financial Condition (unaudited)
                           As Of June 30, 2002 And December 31, 2001                                        3-4

                           Condensed Consolidated Statements Of Income (unaudited) For The
                           Three And Six Months Ended June 30, 2002 And June 30, 2001                       5-6

                           Condensed Consolidated Statement Of Stockholders' Equity (unaudited)
                           For The Six Months Ended June 30, 2002                                            7

                           Condensed Consolidated Statements Of Cash Flows (unaudited) For The
                           Six Months Ended June 30, 2002 And June 30, 2001                                 8-9

                           Notes To Condensed Consolidated Financial Statements (unaudited)                10-15

                 Item 2.   Management's Discussion And Analysis Of Financial Condition

                           And Results Of Operations                                                       16-52

                 Item 3.   Quantitative And Qualitative Disclosure About Market Risk                         52


PART II.         OTHER INFORMATION

                 Item 1.   Legal Proceedings                                                                 52

                 Item 2.   Changes In Securities                                                             52

                 Item 3.   Defaults Upon Senior Securities                                                   52

                 Item 4.   Submission Of Matters To A Vote Of Security Holders                               53

                 Item 5.   Other Information                                                                 53

                 Item 6.   Exhibits And Reports On Form 8-K                                                  53

                           (a)  Exhibits

                           (b) Reports On Form 8-K

Signature Page                                                                                               54

Item 1.  Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED) JUNE 30, 2002 AND DECEMBER 31, 2001
(Dollars In Thousands)

------------------------------------------------------------------------------------------------------------
                                                                                      June 30,  December 31,
                                                                                          2002         2001
                                                                                      --------     --------
ASSETS

Cash and cash equivalents                                                             $ 10,423     $ 13,079
Securities available for sale, at estimated fair value:
     Investment securities (amortized cost of $7,713 and $7,707 at
          June 30, 2002 and December 31, 2001, respectively)                             7,240        7,300
     Mortgage backed securities (amortized cost of $42,112 and $30,358 at
          June 30, 2002 and December 31, 2001, respectively)                            42,553       30,644
Loans held for sale, at lower of cost or market                                            480          713
Loans receivable held for investment (net of allowances for loan losses of
     $7,343 at June 30, 2002 and $6,665 at December 31, 2001)                          482,790      465,887
Investment in capital stock of the Federal Home Loan Bank, at cost                       3,302        2,998
Accrued interest receivable                                                              2,955        2,915
Premises and equipment, net                                                              7,387        7,618
Core deposit intangibles, net                                                            1,174        1,514
Other assets                                                                             4,451        4,723
                                                                                      --------     --------

TOTAL ASSETS                                                                          $562,755     $537,391
                                                                                      ========     ========

See Notes to Condensed Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

JUNE 30, 2002 AND DECEMBER 31, 2001
(Dollars In Thousands)

-------------------------------------------------------------------------------------------------------------------
                                                                                             June 30,  December 31,
                                                                                                 2002         2001
                                                                                            ---------    ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Non-interest bearing demand deposits                                                        $  21,897    $  21,062
Interest bearing NOW checking accounts                                                         46,514       42,557
Savings deposits                                                                               18,301       19,127
Money market deposits                                                                         109,871      105,828
Certificates of deposit                                                                       257,687      243,765
                                                                                            ---------    ---------
   Total deposits                                                                             454,270      432,339
                                                                                            ---------    ---------

Advances from the Federal Home Loan Bank and other borrowings                                  53,775       53,800
Accounts payable and other liabilities                                                          1,164        1,090
                                                                                            ---------    ---------
     Total liabilities                                                                        509,209      487,229
                                                                                            ---------    ---------


Commitments and contingencies

STOCKHOLDERS' EQUITY

Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued                       --           --
Common stock, $0.01 par value, 9,000,000 shares authorized;
     4,492,085 issued at June 30, 2002 and December 31, 2001;
     3,491,031 outstanding at June 30, 2002 and
     3,456,097 outstanding at December 31, 2001                                                    45           45
Additional paid-in capital                                                                     28,922       28,584
Retained earnings, substantially restricted                                                    39,026       36,473
Unallocated ESOP shares                                                                          (575)        (690)
Treasury shares designated for compensation plans, at cost (15,436 shares
     at June 30, 2002 and 17,969 shares at December 31, 2001)                                    (148)        (173)
Treasury stock, at cost (1,001,054 shares at June 30, 2002 and
     1,035,988 shares at December 31, 2001)                                                   (13,705)     (14,006)
Accumulated other comprehensive loss, net of taxes                                                (19)         (71)
                                                                                            ---------    ---------
     Total stockholders' equity                                                                53,546       50,162
                                                                                            ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $ 562,755    $ 537,391
                                                                                            =========    =========

See Notes to Condensed Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001
(Dollars In Thousands, Except Per Share Amounts)

------------------------------------------------------------------------------------------------------
                                                       FOR THE THREE MONTHS      FOR THE SIX MONTHS
                                                          ENDED JUNE 30,           ENDED JUNE 30,
                                                      --------------------      ---------------------
                                                         2002         2001         2002         2001
                                                      -------      -------      -------      -------
INTEREST AND DIVIDEND INCOME:
   Loans receivable                                   $ 8,435      $ 8,779      $16,749      $17,667
   Mortgage backed securities                             328          675          640        1,483
   Investment securities and cash equivalents             128          256          257          555
                                                      -------      -------      -------      -------
         Total interest and dividend income             8,891        9,710       17,646       19,705
                                                      -------      -------      -------      -------

INTEREST EXPENSE:
   Deposit accounts                                     2,693        4,355        5,506        9,040
   Advances from the FHLB and other borrowings            635          582        1,227        1,140
                                                      -------      -------      -------      -------
         Total interest expense                         3,328        4,937        6,733       10,180
                                                      -------      -------      -------      -------

NET INTEREST INCOME BEFORE PROVISION
     FOR LOAN LOSSES                                    5,563        4,773       10,913        9,525

PROVISION FOR LOAN LOSSES                                 385          300          710          800
                                                      -------      -------      -------      -------
NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSSES                                    5,178        4,473       10,203        8,725
                                                      -------      -------      -------      -------

NON-INTEREST INCOME:
   Customer service charges                               392          473          742          882
   Gain on sale of mortgage backed securities              --           --           43           34
   Commissions from sales of noninsured products           34           71           75          188
   Gain on sale of loans                                   21           24           48           29
   Income from loan servicing                              14           41           29           43
   Other income                                            42           86           78          163
                                                      -------      -------      -------      -------
         Total non-interest income                        503          695        1,015        1,339
                                                      -------      -------      -------      -------

See Notes to Condensed Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001
(Dollars In Thousands, Except Per Share Amounts)

----------------------------------------------------------------------------------------------------
                                                         FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                                            ENDED JUNE 30,          ENDED JUNE 30,
                                                          ------------------      -------------------
                                                            2002        2001        2002        2001
                                                          ------      ------      ------      ------
NON-INTEREST EXPENSE:
   Compensation and employee benefits                      1,832       1,655       3,737       3,313
   Occupancy and equipment                                   410         432         834         782
   Deposit insurance premiums                                 51          49         102          98
   Data processing fees                                      141         170         277         612
   Legal and accounting expenses                             102         267         221         451
   Supplies, postage, telephone, and office expenses         179         162         347         352
   Advertising and promotion                                  69          27         145          57
   Amortization of intangible assets                         170         170         341         341
   Consulting                                                 21          63          43         306
   Other expense                                             429         525         823       1,051
                                                          ------      ------      ------      ------
         Total non-interest expense                        3,404       3,520       6,870       7,363
                                                          ------      ------      ------      ------
INCOME BEFORE PROVISION FOR
     INCOME TAXES                                          2,277       1,648       4,348       2,701
PROVISION FOR INCOME TAXES                                   930         699       1,795       1,150
                                                          ------      ------      ------      ------

NET INCOME                                                $1,347      $  949      $2,553      $1,551
                                                          ======      ======      ======      ======
EARNINGS PER SHARE:

     BASIC EARNINGS PER SHARE                             $ 0.40      $ 0.29      $ 0.76      $ 0.48
                                                          ======      ======      ======      ======
     DILUTED EARNINGS PER SHARE                           $ 0.38      $ 0.29      $ 0.73      $ 0.47
                                                          ======      ======      ======      ======

See Notes to Condensed Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2002
(Dollars And Shares In Thousands)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                         Treasury
                                                                                           Shares                Accum-
                                                                                         Designated              ulated
                                                                                 Unal-      for                  Other
                                      Common Stock      Additional              located    Compen-              Compre
                                     ---------------      Paid-In    Retained    ESOP      sation    Treasury   hensive
                                     Shares    Amount     Capital    Earnings    Shares     Plans      Stock      Loss    Total
                                     ------    ------     -------    --------    ------   --------   --------     ----    ------
Balance at December 31, 2001          3,456       $45    $ 28,584    $ 36,473    $ (690)    $ (173)  $(14,006)  $  (71) $ 50,162

Purchase of treasury stock               (5)                                                              (81)               (81)

Exercise of stock options                35                    94                                         331                425

Director fees paid using treasury
  stock                                   5                    41                                          51                 92

Amortization of stock compensation                            203                   115         25                           343

Comprehensive income:
     Net income                                                         2,553                                              2,553

     Other comprehensive income:
         Change in net unrealized
           loss on securities
           available for sale, net
           of taxes of $54                                                                                          77        77

         Reclassification
           adjustment for gains on
           securities available
           for sale included in
           income, net of taxes
           of ($18)                                                                                                (25)      (25)
                                                                                                                          ------
     Other comprehensive income,
         net                                                                                                                  52
                                                                                                                          ------
Total comprehensive income
                                                                                                                           2,605
                                                                                                                          ------

                                     ------    ------     -------    --------    ------   --------   --------     ----    ------
Balance at June 30, 2002              3,491    $   45     $28,922    $ 39,026    $ (575)    $ (148)  $(13,705)  $  (19) $ 53,546
                                     ======    ======     =======    ========    ======   ========   ========     ====    ======

See Notes to Condensed Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001
(Dollars In Thousands)

---------------------------------------------------------------------------------------------------

                                                                              FOR THE SIX MONTHS
                                                                               ENDED  JUNE 30,
                                                                           -----------------------
                                                                               2002           2001
                                                                           --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                 $  2,553       $  1,551

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization of premises and equipment                         359            291
Amortization of intangible assets                                               341            341
Amortization of purchase premiums, net of accretion of discounts                497              3
Amortization of deferred loan fees and costs, net                              (115)          (113)
Provision for loan losses                                                       710            800
Federal Home Loan Bank stock dividends                                          (88)           (97)
Gross ESOP expense before dividends received on unallocated shares              308            194
Compensation expense associated with stock compensation plans                    37             60
Director retainer fees paid in stock                                             92            120
Gain on sale of mortgage backed securities                                      (43)           (34)
Gain on sale of loans held for sale                                             (48)           (29)
Loss (gain) on sale of fixed assets                                              11             (9)
Origination of loans held for sale                                           (5,702)        (4,388)
Proceeds from sales of loans held for sale                                    5,983          4,034
Increase in accrued interest receivable                                         (40)          (225)
Decrease (increase) in other assets                                             272           (870)
Increase (decrease) in accounts payable and other liabilities                    74           (435)
Other, net                                                                     (646)          (920)
                                                                           --------       --------
     Net cash provided by operating activities                                4,555            274
                                                                           --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Net increase in loans held for investment                                   (16,903)       (49,308)
Purchases of investment securities available for sale                        (4,854)            --
Proceeds from maturities of investment securities available for sale          4,850             --
Purchases of mortgage backed securities available for sale                  (32,462)       (14,424)
Principal repayments on mortgage backed securities available for sale        17,633         16,712
Proceeds from sales of mortgage backed securities available for sale          2,732          2,907
Purchases of Federal Home Loan Bank stock                                      (216)            --
Proceeds from the sale of premises and equipment                                 --              9
Purchases of premises and equipment                                            (139)          (777)
                                                                           --------       --------
     Net cash used in investing activities                                  (29,359)       (44,881)
                                                                           --------       --------

See Notes to Condensed Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001
(Dollars In Thousands)

-------------------------------------------------------------------------------------------
                                                                      FOR THE SIX MONTHS
                                                                        ENDED JUNE 30,
                                                                   -----------------------
                                                                       2002           2001
                                                                   --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase in deposits                                             21,931         10,551
Proceeds (repayments) of Federal Home Loan Bank advances, net            --         19,000
(Repayments) proceeds of other borrowings, net                          (25)           184
Purchases of treasury stock                                             (81)            --
Sales of treasury stock for exercise of stock options                   323            863
                                                                   --------       --------
     Net cash provided by financing activities                       22,148         30,598
                                                                   --------       --------

NET DECREASE IN CASH & CASH EQUIVALENTS                              (2,656)       (14,009)

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD                       13,079         25,159
                                                                   --------       --------

CASH & CASH EQUIVALENTS AT END OF PERIOD                           $ 10,423       $ 11,150
                                                                   ========       ========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid during the period for:

     Interest on deposits and borrowings                           $  6,480       $ 10,131
     Income taxes                                                  $  1,500       $  2,000

SUPPLEMENTAL DISCLOSURES OF NON CASH
INVESTING AND FINANCING ACTIVITIES

Loan transferred to held for investment, at market value               --               85

See Notes to Condensed Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 1:  Basis Of Presentation

         The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of Management, all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation have been included. The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

         There was no difference in the numerator, net income, used in the calculation of basic earnings per share and diluted earnings per share. The denominator used in the calculation of basic earnings per share and diluted earnings per share for the three and six month periods ended June 30, 2002 and 2001 is reconciled in the following table. The following table also presents the calculation of the Company's Basic EPS and Diluted EPS for the periods indicated.

                                                     For The Three Months                For The Six Months
                                                         Ended June 30,                     Ended June 30,
                                                 -----------------------------       -----------------------------
(In Whole Dollars And Whole Shares)
                                                        2002              2001              2002              2001
                                                 -----------       -----------       -----------       -----------

Net income                                       $ 1,347,000       $   949,000       $ 2,553,000       $ 1,551,000
                                                 ===========       ===========       ===========       ===========

Average shares issued                              4,492,085         4,492,085         4,492,085         4,492,085

Less weighted average:
   Uncommitted ESOP shares                           (94,336)         (130,273)          (98,828)         (134,766)
   Non-vested stock award shares                     (16,474)          (30,348)          (16,774)          (31,981)
   Treasury shares                                (1,005,587)       (1,069,461)       (1,014,445)       (1,080,716)
                                                 -----------       -----------       -----------       -----------
Sub-total                                         (1,116,397)       (1,230,082)       (1,130,047)       (1,247,463)
                                                 -----------       -----------       -----------       -----------

Weighted average BASIC shares outstanding          3,375,688         3,262,003         3,362,038         3,244,622

Add dilutive effect of:
   Stock options                                     131,944            38,175           123,739            42,452
   Stock awards                                        1,549               417             1,457               503
                                                 -----------       -----------       -----------       -----------
Sub-total                                            133,493            38,592           125,196            42,955
                                                 -----------       -----------       -----------       -----------

Weighted average DILUTED shares outstanding        3,509,181         3,300,595         3,487,234         3,287,577
                                                 ===========       ===========       ===========       ===========

Earnings per share:
   BASIC                                         $      0.40       $      0.29       $      0.76       $      0.48
                                                 ===========       ===========       ===========       ===========
   DILUTED                                       $      0.38       $      0.29       $      0.73       $      0.47
                                                 ===========       ===========       ===========       ===========

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

--------------------------------------------------------------------------------


NOTE 3:  Other Comprehensive Income

         The Company's only current source of other comprehensive income is derived from unrealized gains and losses on the portfolios of investment and mortgage backed securities classified as available for sale.

         Reclassification adjustments for realized net gains included in other comprehensive income for investment and mortgage backed securities classified as available for sale for the three and six month periods ended June 30, 2002 and 2001 are summarized as follows:

                                             Three Months Ended June 30,       Six Months Ended June 30,
                                             ---------------------------       -------------------------
                                                2002              2001              2002            2001
                                                ----              ----              ----            ----
(Dollars In Thousands)

Gross reclassification adjustment              $  --             $  --             $  43           $  34
Tax expense                                       --                --               (18)            (14)
                                               -----             -----             -----           -----
Reclassification adjustment, net of tax        $  --             $  --             $  25           $  20
                                               =====             =====             =====           =====


         A reconciliation of the net unrealized gain or loss on available for sale securities recognized in other comprehensive income is as follows:

                                                         Three Months Ended              Six Months Ended
                                                               June 30,                      June 30,
                                                        --------------------          ---------------------
                                                         2002           2001           2002            2001
                                                        -----          -----          -----           -----
(Dollars In Thousands)
Holding gain arising during the period, net of tax      $ 136          $ 186          $  77           $ 465
Reclassification adjustment, net of tax                    --             --            (25)            (20)
                                                        -----          -----          -----           -----
Net unrealized gain recognized in
     other comprehensive income                         $ 136          $ 186          $  52           $ 445
                                                        =====          =====          =====           =====

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

--------------------------------------------------------------------------------


NOTE 4:  Stock Option Plans

         The Company maintains the Amended 1995 Incentive Stock Option Plan and the 1995 Stock Option Plan For Outside Directors. Under these plans, stock options typically vest over a five year time period, although other vesting periods are permitted under the Amended 1995 Incentive Stock Option Plan and have been utilized by the Company in certain instances. All outstanding stock options under both of these plans vest upon a change in control of the Company. The following tables summarize the combined status of these plans:

                                                                  Stock                            Stock       Average
                                                                Options            Stock         Options      Exercise
                                Stock           Stock      Cumulatively          Options       Available      Price Of
                              Options         Options        Vested And     Cumulatively      For Future        Vested
Date                       Authorized     Outstanding       Outstanding        Exercised          Grants       Options
----                       ----------     -----------       -----------        ---------          ------       -------
December 31, 2001             757,929         425,104           255,224          195,761         137,064       $ 10.88
March 31, 2002                757,929         390,999           238,390          225,566         141,364       $ 11.07
June 30, 2002                 757,929         386,174           249,915          230,391         141,364       $ 11.06

Activity during the three and six months ended June 30, 2002 included:

                                   Three Months Ended           Six Months Ended
                                        June 30, 2002              June 30, 2002
                                        -------------              -------------
Granted                                            --                      5,500
Canceled                                           --                      9,800
Exercised                                       4,825                     34,630
Vested                                         16,350                     29,321

         The exercise price of individual vested stock options ranged from a low of $8.19 per share to a high of $16.60 per share as of June 30, 2002.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

--------------------------------------------------------------------------------


NOTE 5:  Stock Award Plan

         The Company maintains the Performance Equity Program ("PEP") for officers and employees. Awards under the PEP typically vest over a five year time period, although in certain instances the Company has utilized unallocated or forfeited PEP shares for immediately vested stock grants in lieu of cash compensation. Awards under the PEP are both time-based and performance-based. All outstanding stock awards under the PEP vest in the event of a change in control of the Company. Compensation expense related to the PEP for the six months ended June 30, 2002 and 2001 was $37 thousand and $60 thousand. The following table summarizes the status of this plan:

                                           Stock                          Stock
                                          Awards           Stock         Awards
                           Stock     Outstanding          Awards      Available
                          Awards         And Not    Cumulatively     For Future
Date                  Authorized          Vested          Vested         Grants
----                  ----------          ------          ------         ------
December 31, 2001        141,677          17,969         123,708             --
March 31, 2002           141,677          16,486         125,191             --
June 30, 2002            141,677          15,436         126,241             --



         Activity during the three and six months ended June 30, 2002 included:

                     Three Months Ended          Six Months Ended
                          June 30, 2002             June 30, 2002
                          -------------             -------------
Granted                              --                        --
Canceled                             --                        --
Vested                            1,050                     2,533

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

--------------------------------------------------------------------------------


NOTE 6:  Commitments & Contingencies

         At June 30, 2002, commitments maintained by the Company included firm commitments to originate $31.7 million in various types of loans, and optional commitments to sell $1.9 million in fixed rate residential mortgages on a servicing released basis. The Company maintained no firm commitments to purchase loans or securities, to assume borrowings, or to sell securities at June 30, 2002.

NOTE 7:  Recent Accounting Pronouncements

         In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 rescinds and amends these Statements to eliminate any inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company adopted SFAS No. 145 as of April 1, 2002. The adoption did not have a significant impact on the Company's financial position, results of operations, or cash flows. SFAS No. 145 confirms that gains or losses from normal extinguishments of debt, such as prepayments of Federal Home Loan Bank advances in conjunction with the Company's interest rate risk management program, need not be classified as extraordinary items.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

NOTE 8:  Reclassifications

         Certain amounts in the December 31, 2001 and June 30, 2001 financial statements have been reclassified to conform to the June 30, 2002 financial statement presentation.

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

         At June 30, 2002, the Company had $562.8 million in total assets, $483.3 million in net loans receivable, and $454.3 million in total deposits. The Company is subject to regulation by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC"). The principal executive offices of the Company and the Bank are located at 567 Auto Center Drive, Watsonville, California, 95076, telephone number (831) 768 - 4800, facsimile number (831) 722 - 6794. The Company may also be contacted via electronic mail at: INFO@MONTEREYBAYBANK.COM. The Bank is a member of the Federal Home Loan Bank of San Francisco ("FHLB") and its deposits are insured by the FDIC to the maximum extent permitted by law.

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

         The Company's most significant management accounting estimate is the appropriate level for the allowance for loan losses. The Company follows a methodology for calculating the appropriate level for the allowance for loan losses. However, various factors, many of which are beyond the control of the Company, could lead to significant revisions in the amount of allowance for loan losses in future periods, with a corresponding impact upon the results of operations. In addition, the calculation of the allowance for loan losses is by nature inexact, as the allowance represents Management's best estimate of the loan losses inherent in the Company's credit portfolios at the reporting date. These loan losses will occur in the future, and as such cannot be determined with absolute certainty at the reporting date. Please see also "Asset Quality / Credit Profile - Allowance For Loan Losses".

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

Recent Developments

         Recent regulatory, financial industry, and other developments have included the following:

o On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. This new legislation addresses accounting oversight and corporate governance. The new law creates a five member oversight board appointed by the Securities & Exchange Commission ("SEC") that will set standards for accountants and have investigative and disciplinary powers. The new legislation prohibits accounting firms from providing various types of consulting services to public attest clients and requires accounting firms to rotate partners among public client assignments every five years. The new legislation also increases penalties for financial crimes, requires expanded disclosure of corporate operations and internal controls, enhances controls on and reporting of insider trading, expands the SEC's budget, and places statutory separations between investment bankers and analysts. Various aspects of the new legislation are dependent upon subsequent rulemaking by the SEC. Management is currently evaluating what impacts the new legislation will have upon the Company. The Company currently utilizes its external attestation auditor only for audit services and assistance with the preparation of income tax returns.

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

o The new capital plan of the FHLB-San Francisco has been approved by the Federal Housing Finance Board. The FHLB-SF has not yet established an implementation date for the new capital plan, with such implementation required by June 2005. The Bank will receive at least 240 days' written notice of the implementation date. The new capital plan incorporates a single class of stock and requires each member to own stock in amount equal to the greater of: a) a membership stock requirement, or b) an activity based stock requirement. The new capital stock is redeemable on five years' written notice, subject to certain conditions. The Company does not believe that the initial implementation of the FHLB-SF new capital plan as most recently communicated by the FHLB-SF will have a material impact upon the Company's financial condition, cash flows, or results of operations. However, latitude for the FHLB-SF included within the new capital plan could result in the Bank's being required to purchase as much as 50% additional capital stock or sell as much as 50% of its proposed capital stock requirement at the discretion of the FHLB-SF.

o A possible increase in (e.g. from $100,000 to $130,000 per depositor, or special limits for retirement accounts) or broadening of (e.g. higher limits for public agency deposits) federal deposit insurance coverage, which may be combined with a new formula for FDIC insurance premiums, is under evaluation at the FDIC and in Congress. Congress also continues to discuss the potential merger of the Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF") of the FDIC.

o The US House of Representatives is considering a regulatory relief bill for the financial services industry. Similar legislative action has not proceeded in the Senate.

o The State of California is facing a significant budget deficit. The potential imposition of new fees or taxes or higher tax rates by the State of California could impact the Company's business and earnings. The possible suspension, curtailment, or elimination of various State programs could also affect the Company. The State of California legislature and governor as of late July had not yet adopted a budget for the current State fiscal year. The Company is unable to predict what, if any, actions might be taken by the State of California and the possible impact of those actions upon the Company's consolidated financial condition or results of operations.

Overview Of Business Activity

         During the second quarter and first half of 2002, the Company continued the implementation of its strategic plan of transforming the Bank from a 77 year old savings & loan into a community focused commercial bank serving the financial needs of individuals, families, organizations, and businesses. The Bank focuses on building longstanding customer relationships, investing the time and energy to get to know customers well and understand their financial objectives. Another key aspect of the Company's transformation strategy is a significant increase in the community involvement and contributions made by the Bank, its Directors, and its employees. These efforts are facilitated by the Bank's Director of Community Relations. The Company seeks to differentiate itself from its competition through various means, particularly by providing a superior level of customer service.

         Key accomplishments during the second quarter of 2002 included:

o record quarterly net income of $1.35 million and diluted earnings per share of $0.38

o the attainment of record levels of total assets, loans, deposits, and stockholders' equity at June 30, 2002

o    progress in shifting the composition of the loan portfolio

o net interest income rose versus the same period during the prior year, due to both a larger average balance sheet fueled by increased deposits and loans and due to expanded spreads resulting from the planned change in balance sheet composition

o a further improvement in the Company's efficiency ratio, to 56.12% for the three months ended June 30, 2002

o continued maintenance of favorable credit quality as measured by net charge-offs, although a rise in non-accrual loans (all real estate secured) was experienced

o    increases in local commercial banking business

o a continuation of the Bank's quality customer service program, with periodic measurement provided by "mystery shoppers" and customer surveys, and branch staff performance directly integrated into incentive compensation plans

o significant business generation from the Los Angeles loan production office which opened during the first quarter of 2002

o    concluding the second quarter with a strong loan pipeline

         The Company has realized certain operating efficiencies from the new technology environment implemented and better optimized over the past 15 months. Additionally, the favorable credit quality experienced during the first half of 2002 allowed the Company to avoid significant operating costs for collections and foreclosures. The Company's commitment to quality customer service will be exemplified during the third quarter of 2002, when telecommunications network upgrades speed transaction processing for both deposits and new account openings.

         The Company continued its focus on stockholder value during the first half of 2002, increasing its tangible book value per share from $14.08 at December 31, 2001 to $14.48 at March 31, 2002 to $15.00 at June 30, 2002.
Coverage of the Company by a second equity analyst was obtained during the second quarter, and Management is pursuing coverage by a third equity analyst to begin during the third quarter of 2002. The Company has also added additional market makers in the past year to facilitate the liquidity of its common stock. The Company's Directors continue to be paid their retainer fees in Company common stock, and stock-based compensation is a significant component of Management compensation.

         At June 30, 2002, there were 109,035 remaining shares authorized for repurchase under the Company's current stock repurchase program. The Company repurchased 10,000 shares in early August 2002 at prices ranging from $17.10 to $17.25 per share, and intends to continue pursuing opportunities to repurchase additional shares during the third quarter of 2002.

         The Company's Directors and Officers have continued to be net purchasers of the Company's common stock during 2002. For example, in late July and early August 2002, the Company's Chief Executive Officer and Chief Financial Officer purchased an additional 1,000 and 500 shares, respectively, adding to their investment in the Company.

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

o    the Employee Stock Ownership Plan ("ESOP")

o    incentive stock options

o    stock grant awards

o    stock  purchased  with funds  contributed by employees to the Bank's 401(k)
     Plan

         The Board of Directors and Management have targeted the transformation strategy into a community focused commercial bank based on their belief that this approach presents the best current opportunity to enhance long term stockholder value. The Company maintains an active relationship with its investment banker in monitoring potential opportunities to augment stockholder value, such as via the cost effective acquisition of additional branches from other financial institutions.

         The Company's strategic plan envisions a greater amount of income property, construction, and business lending funded with a higher percentage of transaction deposit accounts. The strategic plan also includes improvements in the Company's efficiency ratio and return on stockholders' equity, two key measures of financial performance where the Company has lagged high performing peer institutions. However, the pace of the Company's conversion from a savings & loan into a locally focused community bank will be impacted in coming quarters by multiple factors, many of which are outside the Company's control, including the strength of the California and national economies, competition, regulatory and legislative changes, and trends in real estate values. The State of California budget deficit could also unfavorably impact the Company and / or slow its strategic transformation. The strategy being pursued by the Company also presents various types of tactical implementation risks. The Bank is under no immediate pressure to pursue a change in charter at this time, as its Qualified Thrift Lender ("QTL") ratio was 73.8% at June 30, 2002, compared to a minimum requirement of 65.0% to retain its federal thrift charter.

Changes In Financial Condition From December 31, 2001 To June 30, 2002

         Total assets increased $25.4 million (4.7%) from $537.4 million at December 31, 2001 to a record $562.8 million at June 30, 2002.

         Cash & cash equivalents decreased from $13.1 million at December 31, 2001 to $10.4 million at June 30, 2002 due to the Company's using cash & cash equivalents to fund expansions in the security and loan portfolios.

Securities

         At June 30, 2002, the Company owned no corporate bonds issued by WorldCom, Enron, or any other companies primarily in the telecommunications, technology, or energy industries.

         Investment securities available for sale were little changed during the first six months of 2002, totaling $7.3 million at December 31, 2001 and $7.2 million at June 30, 2002. At both these dates, the Company's investment security portfolio was identically composed of two floating rate corporate trust preferred bonds rated "A" and "A-" by Standard & Poors at June 30, 2002. These corporate trust preferred securities are issued by large US financial institutions. The slight decrease in balance during 2002 resulted from the mark to market adjustment for available for sale securities, which reflects increased credit spreads and reduced demand for long term corporate bonds repricing based upon three month LIBOR.

         The average balance of investment securities during the first half of 2002 was increased by the purchase of Agency debentures which had been called for redemption by the issuer. The Company acquired these bonds, which typically have a remaining term of ten to fourteen days, as a higher yielding alternative to federal funds sold, repurchase agreements, and other short term investments. The Company owned no Agency debentures at June 30, 2002.

         Mortgage backed securities available for sale increased from $30.6 million at December 31, 2001 to $42.6 million at June 30, 2002. The Company purchased relatively low duration Agency and private label, AAA rated collateralized mortgage obligations ("CMO's") during the first half of 2002 to serve as collateral for certain deposits and to invest available liquidity. The low duration was targeted in conjunction with the Company's asset / liability management program and in order to provide cash flows later in the year to fund anticipated loan production. Management anticipates a reduction in mortgage backed securities during the third quarter of 2002, as proceeds from sales, scheduled amortization, and prepayments are utilized to fund the loan pipeline maintained by the Company at June 30, 2002.

         During the first quarter of 2002, the Company sold a somewhat higher duration private label CMO with $2.7 million in par value in conjunction with its interest rate risk management program. In early July 2002, the Company sold an Agency CMO with $2.0 million in par value to further moderate its net liability sensitivity (see Interest Rate Risk Management And Exposure). The vast majority of the Company's mortgage backed securities at June 30, 2002 were relatively low duration bonds, and all of the Company's mortgage backed securities at July 31, 2002 passed the Federal Financial Institutions Examination Council ("FFIEC") test for volatility. Management believes that allocating asset duration to new loans versus securities facilitates better community support and derives a higher yield for the same level of exposure to future increases in general market interest rates.

Loans

         Loans held for sale totaled $480 thousand at June 30, 2002, down from $713 thousand at December 31, 2001. The Company sells most of its long term, fixed rate residential mortgage production into the secondary market on a servicing released basis, and purchases more interest rate sensitive loans as part of its interest rate risk management program. All loans held for sale at June 30, 2002 were matched with optional commitments to deliver such loans into the secondary market.

         Loans held for investment, net, increased from $465.9 million at December 31, 2001 to a record $482.8 million at June 30, 2002. The increase resulted from a combination of strong internal loan originations and from purchases of, or participations in, individual income property and construction loans from correspondent banks. The Company follows its customary underwriting policies in evaluating loan purchases and participations.

         The Company opened its Los Angeles loan production office during the first quarter of 2002. This office concentrates on relationship based lending to local real estate investors and developers, with a particular emphasis on income property and construction lending. The Los Angeles loan production office ended the second quarter of 2002 with a significant loan pipeline, fueled by the local market knowledge of the Company's lending staff and by the relative strength of the economy and real estate markets in southern California.

         Total net loans as a percentage of total assets were 85.9% at June 30, 2002. The Company has targeted increasing this ratio to 90.0% as part of its strategy of supporting its interest margin, fostering economic activity in its local communities, and effectively utilizing the Bank's capital.

         The loan portfolio product mix shifted during the first half of 2002 in conformity with the Company's strategic plan. Residential one to four unit loans declined from 42.3% of gross loans at December 31, 2001 to 38.1% of gross loans at June 30, 2002. In contrast, construction loans increased from 7.9% to 9.7%, land loans increased from 2.5% to 3.7%, commercial loans rose from 1.8% to 2.6%, and consumer loans (primarily home equity lines of credit) increased from 1.4% to 1.9%. This change in loan mix was facilitated by the commercial business relationship officers the Company hired last year and by the Los Angeles loan production office. To the extent economic and competitive conditions permit, the Company plans to continue decreasing the percentage of its loan portfolio allocated to residential mortgages in favor of other generally higher yielding and more interest rate sensitive types of loans.

         Management anticipates for the third quarter of 2002:

o a further rise in loans outstanding and total assets, as the Company intends to continue expanding the balance sheet throughout 2002 to more extensively meet the credit needs of its customers and local communities

o    an increase in the ratio of loans to assets

o    residential mortgages comprising a smaller percentage of total gross loans

These expectations could, however, not occur due a wide range of factors, including, but not limited to, the rate of loan prepayments spurred by the historically low interest rate environment, with new long term, fixed rate residential mortgages available to borrowers during July 2002 with interest rates below 7.00%.

         The Company's commercial banking group continued to produce increased business during the first half of 2002. Commercial business loans outstanding increased from $8.8 million at December 31, 2001 to $13.3 million at June 30, 2002. This group has also generated applications for commercial real estate mortgages and construction loans in 2002, in addition to acquiring new deposits. The commercial lending pipeline at June 30, 2002 pointed toward the continued expansion of commercial banking customer relationships during the third quarter of 2002.

         Additional   information   regarding  loan  portfolio   composition  is
presented in the following table:

(Dollars In Thousands)                                               June 30,    December 31,
                                                                         2002            2001
                                                                    ---------       ---------
Held for investment:
   Loans secured by real estate:
      Residential one to four unit                                  $ 192,551       $ 204,829
      Multifamily five or more units                                  112,024         103,854
      Commercial and industrial                                       110,276         109,988
      Construction                                                     49,117          38,522
      Land                                                             18,692          11,924
                                                                    ---------       ---------

   Sub-total loans secured by real estate                             482,660         469,117

   Other loans:
      Home equity lines of credit                                       9,266           6,608
      Loans secured by deposits                                           295             202
      Consumer lines of credit, unsecured                                 150             170
      Commercial term loans                                             4,632           3,163
      Commercial lines of credit                                        8,645           5,680
                                                                    ---------       ---------

   Sub-total other loans                                               22,988          15,823

   Sub-total gross loans held for investment                          505,648         484,940

   (Less) / Plus:
      Undisbursed construction loan funds                             (15,632)        (12,621)
      Unamortized purchase premiums, net of purchase discounts            596             435
      Deferred loan fees and costs, net                                  (479)           (202)
      Allowance for loan losses                                        (7,343)         (6,665)
                                                                    ---------       ---------

Loans receivable held for investment, net                           $ 482,790       $ 465,887
                                                                    =========       =========

Held for sale:
   Residential one to four unit                                     $     480       $     713
                                                                    =========       =========

FHLB Stock

         The Company's investment in the capital stock of the FHLB-SF increased from $3.0 million at December 31, 2001 to $3.3 million at June 30, 2002 due to stock dividends and the required purchase of additional stock as a result of the growth in the Bank's balance sheet.

Premises and Equipment

         Premises and equipment, net, decreased from $7.6 million at December 31, 2001 to $7.4 million at June 30, 2002, as periodic depreciation and amortization exceeded new purchases. Because the Company acquired significant new hardware and software during 2001 in support of the new core processing system, fixed asset acquisitions in 2002 are expected to be moderate. This expectation could, however, change in the event the Company is successful in opening a de novo branch or acquiring a branch from another financial institution. Fixed asset requirements for the new Los Angeles loan production office were not significant.

Core Deposit Intangibles

         Core deposit intangibles, net, declined from $1.5 million at December 31, 2001 to $1.2 million at June 30, 2002 in conjunction with periodic amortization. Under OTS regulations, intangible assets, including core deposit premiums, reduce regulatory capital, resulting in lower regulatory capital ratios than would otherwise be the case.

Deposits

         Deposits increased from $432.3 million at December 31, 2001 to a record $454.3 million at June 30, 2002. The majority of this increase was associated with the Bank's issuance of its first brokered certificate of deposit ("CD") during the second quarter of 2002. The Bank issued the $20.0 million one year CD on an uncollateralized basis through one of the country's largest investment banks / securities dealers at an all-in cost of LIBOR plus 12 basis points. The brokered CD was issued in order to provide funding for anticipated loan production in the second and third quarters of 2002. Funds not utilized during the second quarter of 2002 were invested in short term, low duration, high cash flow CMO's, contributing to a $9.6 million increase in mortgage backed security balances during the second quarter of 2002. While the Company does not intend to become a significant issuer of brokered CD's, Management took advantage of the opportunity due to:

o    the Company's projected need for funding

o    the efficiency of one relatively large issuance

o    the attractiveness of the pricing

o    the Company's loan to deposit ratio approaching 110%

o the one year term integrating effectively with the Company's asset / liability management program

         The Company continues to pursue increases in transaction account balances as a fundamental component of the strategic plan. Excluding the impact of the $20.0 million brokered CD, transaction accounts increased from 43.6% of total deposits at December 31, 2001 to 45.3% of total deposits at June 30, 2002. Key trends and results within the deposit portfolio during the first six months of 2002 included:

o Non-interest bearing demand deposits increased from $21.1 million at December 31, 2001 to $21.9 million at June 30, 2002. This rise was supported by balances maintained by commercial banking customers and the Company's targeting demand deposit balances as part of its sales management program.

o Interest bearing NOW checking account balances increased from $42.6 million at December 31, 2001 to $46.5 million at June 30, 2002. The June 30, 2002 balance was favorably impacted by several large customer deposits made as a result of recent real estate sales. During the first half of 2002, the Company experienced particularly aggressive advertising and price competition for consumer NOW deposits from one large national thrift. This thrift paid interest rates far above market and significantly in excess of the federal funds rate. The Company has been reluctant to match these prices, and has instead focused on competing based upon service, convenience, flexible access (e.g. bilingual telephone banking, Internet banking, ATM access, debit card, and in-branch service), and overall business relationships.

o Savings deposits decreased from $19.1 million at December 31, 2001 to $18.3 million at June 30, 2002. While the Company continues to offer traditional statement savings products, its sales focus has instead concentrated on checking and money market accounts due to the greater features and flexibility offered by those products.

o Money market deposits increased from $105.8 million at December 31, 2001 to $109.9 million at June 30, 2002. Money market deposit balances during the first half of 2002 were positively impacted by Bank advertising and sales programs, and by certain customers waiting to commit funds to certificates of deposit given the historically low interest rate environment. In addition, during the first half of 2002, the Company offered interest rates on its Money Market Plus product that were in excess of many money market mutual funds and money market accounts offered through securities firms. The Bank's sales staff was trained to highlight this differential, and to explain the many attractive attributes of the Money Market Plus product, including:

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

     B. extensively tiered interest rates, whereby earnings on the account increase as each successively higher balance tier is attained

     C.   FDIC insurance to the maximum amount permitted by law

     D.   combined statement with other Bank products

     E.   automatic transfers and direct deposit

o Certificate of deposit balances excluding the $20.0 million brokered certificate of deposit decreased from $243.8 million at December 31, 2001 to $237.7 million at June 30, 2002. This decline in part resulted from certain customers delaying committing funds to fixed term, fixed rate certificates of deposit due to the historically low interest rate environment and from significant price competition from two large thrifts, one local credit union, and several non-traditional competitors, including an insurance company and a supermarket seeking customers for new consumer banking operations. During the first half of 2002, the Company priced its longer term (18 to 60 months) certificates of deposit attractively as part of its asset / liability management program and to encourage the development of longer term customer relationships. In addition, in the second quarter of 2002, the Company conducted a print advertising campaign for 24 to 30 month certificates of deposits that attracted some new customers. Certificate of deposit balances during the second quarter of 2002 were also favorably affected by the receipt of an additional $3.0 million deposit from the State of California.

         Demand deposit and money market deposit balances declined during the second quarter of 2002 in part due to customers building a seasonally high balance in these accounts at March 31 in preparation for the payment of income and property taxes during April.

         Increasing the percentage of total deposits comprised of checking, savings, and money market accounts is integral to the Company's strategic plan, as transaction accounts provide for a lower cost of funds versus most other funding sources, generate fee income, furnish opportunities for cross-selling other products and services to customers, and are typically less interest rate sensitive than many other funding sources. The Company plans to introduce a new suite of transaction account products near the conclusion of the third quarter of 2002. These new products will focus on two key characteristics:

o    providing customer choice and options

o    promoting relationship banking

         For example, the new consumer checking account products will facilitate the customer's selection of how they wish to avoid periodic service charges and how to earn more interest based upon their individual financial profile. Many of the new accounts provide benefits such as free services, eliminated periodic service charges, or higher rates of interest for building a relationship with the Bank through multiple deposit products and combined statements. The new products also further encourage businesses to bank with the Company, as the principals can obtain preferred personal pricing while the business benefits from a new business only money market account complemented with Internet banking. The Company plans to coordinate the introduction of these new deposit products with local radio advertisements in the third and fourth quarters of 2002.

         The Company's ratio of loans to deposits was 106.38% at June 30, 2002, down slightly from December 31, 2001. In light of this ratio, the Company has implemented the following strategic and tactical actions during the first half of 2002:

o modified staff incentive programs to more strongly focus on expanding deposit relationships

o directed a higher percentage of the advertising and promotion budget to deposit generation

o    accepted brokered deposits

o acquired additional deposits through the State of California time deposit program

In addition, due to the size of the loan pipeline at June 30, 2002, the Company is exploring various strategic and tactical alternatives for further increasing its funding base, including:

o pursuing opportunities for additional branch locations, either de novo or acquisition of existing branches from other financial institutions

o introducing new deposit products and related services (discussed above and targeted for September 2002)

o increased business lending with associated compensating customer deposit balances

o relationship loan pricing for income property owners maintaining operating accounts with the Company

o serving the depository needs of customers at the Los Angeles loan production office in part through a correspondent banking relationship

         During the first half of 2002, the Company has not, however, pursued the offering of deposit rates substantially above market in order to avoid:

o    attracting highly volatile funds

o    placing pressure on the net interest margin

o decreasing focus on its relationship banking approach and commitment to providing superior customer service

Borrowings

         Borrowings were $53.8 million at December 31, 2001 and June 30, 2002. During the second quarter of 2002, the Company prepaid a $5.0 million FHLB advance originally scheduled to mature in July 2002 and entered into a new $5.0 million FHLB advance with a maturity date in June 2003 in conjunction with its asset / liability management program. All of the Company's FHLB advances at June 30, 2002 were fixed rate, fixed term borrowings without call or put option features. The next scheduled maturity of an FHLB advance is $5.0 million in November 2002.

Stockholders' Equity

         Total stockholders' equity increased from $50.2 million at December 31, 2001 to a record $53.5 million at June 30, 2002. Factors contributing to the increase included:

o    $2.6 million in 2002 year to date net income

o continued amortization of deferred stock compensation, including both ESOP and PEP shares

o    the ongoing payment of Director retainer fees with Company common stock

o the exercise of 34,630 vested stock options, generating $425 thousand in additional stockholders' equity

o appreciation in the portfolio of securities classified as available for sale

         The above factors more than offset the impact of the repurchase of 5,000 shares of the Company's common stock at $16.25 per share during the first quarter of 2002. The Company did not repurchase any shares during the second quarter of 2002. At June 30, 2002, there were 109,035 remaining shares authorized for repurchase under the Company's current repurchase program. The Company repurchased 10,000 shares at prices ranging from $17.10 to $17.25 per share in early August 2002 and plans to repurchase additional shares during the third quarter of 2002 should market conditions be conducive. The Company did not declare or pay any cash dividends during the first half of 2002. The Board of Directors continues to believe that alternative uses for the Company's capital, at this time, are more attractive than the payment of a cash dividend.

         Tangible book value per share increased from $14.08 at December 31, 2001 to $15.00 at June 30, 2002.

Interest Rate Risk Management And Exposure

         The table below presents an overview of the interest rate environment during the eighteen months ended June 30, 2002. The 12 MTA and 11th District Cost Of Funds Index ("COFI") are by nature lagging indices that trail changes in more responsive interest rate indices such as those associated with the Treasury or LIBOR markets.

Index / Rate (1)        12/31/00    3/31/01   6/30/01    9/30/01  12/31/01    3/31/02   6/30/02
----------------        --------    -------   -------    -------  --------    -------   -------
3 month Treasury bill      5.89%      4.28%     3.65%      2.37%     1.72%      1.78%     1.68%
6 month Treasury bill      5.70%      4.13%     3.64%      2.35%     1.79%      2.10%     1.74%
2 year Treasury note       5.09%      4.18%     4.24%      2.85%     3.02%      3.72%     2.81%
5 year Treasury note       4.97%      4.56%     4.95%      3.80%     4.30%      4.84%     4.03%
10 year Treasury note      5.11%      4.92%     5.41%      4.59%     5.05%      5.40%     4.80%
Target federal funds       6.50%      5.00%     3.75%      3.00%     1.75%      1.75%     1.75%
Prime rate                 9.50%      8.00%     6.75%      6.00%     4.75%      4.75%     4.75%
3 month LIBOR              6.40%      4.88%     3.84%      2.59%     1.88%      2.03%     1.86%
12 month LIBOR             6.00%      4.67%     4.18%      2.64%     2.44%      3.00%     2.29%
1 Year CMT (2)             5.60%      4.30%     3.58%      2.82%     2.22%      2.57%     2.20%
12 MTA (2)                 6.11%      5.71%     5.10%      4.40%     3.48%      2.91%     2.55%
COFI (2)                   5.62%      5.20%     4.50%      3.97%     3.07%      2.65%     2.85%

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

         The Company has recently maintained a relatively balanced, though slightly net liability sensitive, exposure to changes in general market interest rates as measured by potential prospective changes in net portfolio value, also referred to as market value of portfolio equity. These potential prospective changes in net portfolio value are calculated based upon immediate, sustained, and parallel shifts in the term structure of interest rates, often referred to as the "yield curve". In other words, these calculations highlight that the fair value of the Company's assets exhibits almost the same, though slightly more, volatility as does its liabilities. However, in addition to the overall direction of general market interest rates, changes in relative rates (i.e. the slope of the term structure of interest rates) and relative credit spreads also impact net portfolio value and the Company's profitability.

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

         The eleven rate cuts in 2001 led to nominal levels of interest rates that were the lowest in decades, with the target federal funds rate decreasing to 1.75%. The Prime Rate followed the target federal funds rate down in 2001, while the COFI and 12 MTA indices lagged the more responsive Treasury and LIBOR rates throughout 2001 and into 2002. The low nominal level of interest rates in effect in the latter part of 2001 and in the first half of 2002 presented a particular challenge to the Company, as the rates on its NOW and Savings deposit accounts were already at low levels by mid 2001 and could not be decreased to the same extent as declines in many capital markets interest rates. The Company addressed this issue through its asset / liability management program, whereby decisions regarding pricing, promotion, and incentives are integrated with tactical transactions to moderate the Company's exposure to changes in interest rates.

         Various interest rates increased in the first quarter of 2002 once the capital markets assumed that the Federal Reserve would not continue decreasing its benchmark interest rates. In addition, concerns about the impact of interest rates staying at such low levels for an extended period of time began to raise worries about potential future inflation, leading to a rise in longer term interest rates. At the end of the first quarter of 2002, many economists were predicting a relatively strong recovery from the US recession and were forecasting increases of 100 basis points or more in the target federal funds rate by the end of the year. In March 2002, the Dow Jones Industrial Average had recovered the losses that occurred in September 2001, with the Index again closing over 10,500. By the end of the first quarter, the Treasury curve had become significantly steeper, with the differential between federal funds and the 2 year Treasury Note at 197 basis points. Steep yield curves are generally beneficial for financial institutions, including the Bank, as greater income is derived from short term maturity mismatches and as customer demand often shifts toward adjustable mortgages due to the rate differential between adjustable and fixed rate loans.

         Most interest rates reversed course and declined during the second quarter of 2002. Among the factors leading to this reduction in interest rates were:

o the "crisis of confidence" stemming from the restatement of financial information by Enron, WorldCom, and other large companies

o the broad decline in equity indices during the second quarter of 2002, with certain investors seeking relative safe harbor in US government and Agency fixed income investments

o    companies being slow to rehire despite growth in gross domestic product

o ongoing tensions in the Middle East and continued discussion of a potential US invasion of Iraq encouraging "flight to quality" investments by certain capital markets participants

The Treasury yield curve was flatter at June 30, 2002 than three months earlier, with the differential between federal funds and the 2 year Treasury Note declining from 197 basis points to 106 basis points. At mid 2002, many economists announced their revised estimates that increases in the target federal funds rate would be postponed until some time in the first quarter of 2003.

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

         The Company plans to maintain its relatively balanced interest rate risk profile by avoiding adding significant volumes of long term, fixed rate assets to the balance sheet. Long term, fixed rate assets are relatively more challenging to match fund, and therefore can expose the Company to interest rate risk in rising interest rate environments. During the first six months of 2002, the Company continued to sell the vast majority of its long term, fixed rate residential loan production into the secondary market on a servicing released basis. The low interest rate environment contributed to continued prepayments on the Company's existing portfolios of residential fixed rate mortgages held for investment and higher duration mortgage backed securities classified as available for sale.

         Mortgage backed security purchases during the first half of 2002 were primarily low duration CMO's with limited extension risk and above market coupon rates. The Company also sold one relatively higher duration CMO during the first quarter of 2001 and its one remaining volatile, support tranche CMO in early July 2002. Loan purchases during the first half of 2002 were generally either adjustable rate or fixed rate for a short period of time, then converting to adjusting rate ("hybrid mortgages"). During the past year, the Company has periodically prepaid and extended certain FHLB advances in order to increase the duration of its funding and therefore moderate its net liability sensitivity. By July 1, 2002, the Company was no longer originating mortgages tied to the 11th District COFI Index due to concerns regarding the capacity of a small number of large thrifts to dominate this Index. In addition, in July 2002, the Company commenced offering two year fixed rate hybrid loans that adjust every six months thereafter as a means of differentiating itself in the market and increasing the interest rate sensitivity of its asset portfolio. The Company has also increased the average remaining term of its certificate of deposit portfolio in 2002 through continued marketing of intermediate to longer term accounts.

         The aforementioned and other tactical and strategic actions were conducted as part of the interest rate risk management program in general, and specifically to prepare the Company for what Management believes is a likely eventual return to an increasing interest rate environment commencing in 2003.

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

Liquidity

         Liquidity is actively managed to ensure sufficient funds are available to meet ongoing needs of both the Company and the Bank. Liquidity management includes projections of future sources and uses of funds to ensure the availability of sufficient liquid reserves to provide for unanticipated circumstances. The Company's primary sources of funds are customer deposits, principal and interest payments on loans and securities, FHLB advances and other borrowings, and, to a lesser extent, proceeds from sales of loans and securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and prepayments on mortgage related assets are significantly influenced by general market interest rates, economic conditions, and competition.

         OTS regulations require that the Bank maintain a safe and sound level of liquidity at all times. Management believes that having a surplus of available liquidity at all times is prudent and fundamental to effective Bank management.

         At June 30, 2002, the Company had $10.4 million in cash and cash equivalents, available borrowing capacity in excess of $170.0 million at the FHLB-SF, $6.2 million in unpledged securities, and a significant volume of residential mortgages that could be securitized, liquidated, or used in collateralized borrowings in order to meet future liquidity requirements.

         The State of California is the Bank's largest single depositor, with $22.0 million in certificates of deposit placed in the Bank as of June 30, 2002. Should the State of California not renew these certificates of deposit upon maturity, replacement funding would likely be more costly. The maturity dates for the State of California certificates of deposit are staggered to avoid a concentration of repricing and funding risk. The Bank's second largest depositor is the $20.0 million brokered CD that matures in May 2003. The Asset / Liability Management Committee ("ALCO") of the Bank is planning how to best address the future maturity of that funding, from both liquidity and repricing perspectives.

         MBBC and the Bank have each entered into several Master Repurchase Agreements to permit securities sold under agreements to repurchase transactions with a number of counterparties. In addition, at June 30, 2002, the Bank maintained $25.5 million in unsecured federal funds lines of credit from four correspondent financial institutions. However, there can be no assurance that funds from these lines of credit will be available at all times, or that the lines will be maintained in future periods. The Bank has been recently offered a $10.0 million unsecured federal funds line of credit by a new correspondent bank. The Bank is currently evaluating establishing that additional correspondent relationship.

         The Bank is able to issue wholesale "DTC" certificates of deposit through three investment banking firms as an additional source of liquidity. The Bank intends to add the ability to issue DTC certificates of deposit through an additional investment banking firm during the third quarter of 2002 in order to further increase its available liquidity and to obtain even more competitive pricing.

         At June 30, 2002, MBBC on a stand alone basis had cash & cash equivalents of $4.7 million. In addition, MBBC had no outstanding balance on a $3.0 million committed revolving line of credit.

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

         As of June 30, 2002, the most recent notification from the OTS categorized the Bank as "well capitalized". There are no conditions or events since that notification that Management believes have changed the Bank's category. The following table summarizes the capital ratios required for an institution to be considered "well capitalized" and the Bank's regulatory capital at June 30, 2002 as compared to such ratios.

                                           Core Capital              Core Capital To             Total Capital To
                                           To Adjusted                Risk-weighted               Risk-weighted
(Dollars In Thousands)                     Total Assets                   Assets                      Assets
                                         -------------------         -------------------         --------------------
                                         Balance     Percent         Balance     Percent         Balance     Percent
                                         -------     -------         -------     -------         -------     -------

Bank regulatory capital                  $47,402       8.45%         $47,402      11.79%         $52,448      13.04%
Well capitalized requirement              28,065       5.00%          24,128       6.00%          40,214      10.00%
                                          ------       -----          ------       -----          ------      ------
Excess                                   $19,337       3.45%         $23,274       5.79%         $12,234       3.04%
                                         =======       =====         =======       =====         =======       =====
Adjusted assets (1)                     $561,295                    $402,138                    $402,138
                                        ========                    ========                    ========

------------------------------------------------
(1) The above line for "adjusted assets" refers to the term "adjusted total assets" as defined in 12 C.F.R. Section 567.1(a) for purposes of core capital requirements, and refers to the term "risk-weighted assets" as defined in C.F.R.
Section 567.1(bb) for purposes of risk-based capital requirements.

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

         The following table summarizes these regulatory capital requirements for the Bank. As indicated in the table, the Bank's capital levels at June 30, 2002 exceeded all three of the currently applicable minimum regulatory capital requirements.

                                                                   Percent Of
                                                                     Adjusted
(Dollars In Thousands)                                                  Total
                                                  Amount               Assets
                                                 -------               -------
Tangible Capital
----------------
Regulatory capital                               $47,402                8.45%
Minimum required                                   8,419                1.50%
                                                   -----                -----
Excess                                           $38,983                6.95%
                                                 =======                =====
Core Capital
------------
Regulatory capital                               $47,402                8.45%
Minimum required                                  22,452                4.00%
                                                  ------                -----

Excess                                           $24,950                4.45%
                                                 =======                =====


                                                                   Percent Of
                                                                        Risk-
                                                                     weighted
                                                  Amount               Assets
                                                 -------               -------
Risk-based Capital
------------------
Regulatory capital                               $52,448               13.04%
Minimum required                                  32,171                8.00%
                                                  ------                -----

Excess                                           $20,277                5.04%
                                                 =======                =====


         At June 30, 2002, the Bank's regulatory capital levels exceeded the thresholds required to be classified as a "well capitalized" institution. The Bank's regulatory capital ratios detailed above do not reflect the additional capital (and assets) maintained by MBBC. Management believes that, under current regulations, the Bank will continue to meet its minimum capital requirements. However, events beyond the control of the Bank, such as changing interest rates or a downturn in the economy or real estate markets in the areas where the Bank has most of its loans, could adversely affect future earnings and, consequently, the ability of the Bank to meet its future minimum regulatory capital requirements.

Asset Quality / Credit Profile

Non-performing Assets

         The following table sets forth information regarding non-performing assets at the dates indicated.

(Dollars In Thousands)                                          June 30, 2002   December 31, 2001
                                                                -------------   -----------------

Non-accrual loans                                                   $   4,979           $   2,252
Loans 90 or more days delinquent and accruing interest                     --                  --
Restructured loans in compliance with modified terms                       --                  --
                                                                    ---------           ---------
Total gross non-performing loans                                        4,979               2,252
Investment in foreclosed real estate before valuation reserves             --                  --
Repossessed consumer assets                                                --                  --
                                                                    ---------           ---------

Total gross non-performing assets                                   $   4,979           $   2,252
                                                                    =========           =========

Gross non-accrual loans to total loans                                  1.03%               0.48%
Gross non-performing loans to total loans                               1.03%               0.48%
Gross non-performing assets to total assets                             0.88%               0.42%
Allowance for loan losses                                           $   7,343           $   6,665
Allowance for loan losses to non-performing loans                     147.48%             295.96%
Valuation allowances for foreclosed real estate                     $      --           $      --

         Non-accrual loans at June 30, 2002 are detailed in the following table:

(Dollars In Thousands)                           Number     Principal Balance
                                                     Of        Outstanding At
Category Of Loan                                  Loans         June 30, 2002
----------------                                  -----         -------------
Residential mortgage one to four units                5               $ 1,696
Commercial & industrial real estate                   2                 3,154
Land                                                  1                   129
                                                 ------               -------
Total                                                 8               $ 4,979
                                                 ======               =======

       Non-accrual loans increased from $2.3 million at December 31, 2001 to $5.0 million at June 30, 2002 primarily due to the placement of a $2.3 million commercial real estate mortgage on non-accrual status. This credit is a participation loan where the Bank is not the lead financial institution. The loan is secured by a first deed of trust on a hotel / resort located within the Company's primary market area. The borrowers are directly personally indebted. The hotel is a relatively new development that has experienced limited cash flow. The hotel was also adversely impacted by the decline in tourism and travel following the events of September 11, 2001 and the national economic recession.

       At June 30, 2002, the Company maintained a $754 thousand specific reserve for this hotel / resort loan, based upon estimated net proceeds to the Company following foreclosure and sale. The borrowers executed a forbearance agreement during the second quarter of 2002. In conjunction with the forbearance agreement, the borrowers made additional loan payments during the second quarter of 2002, and a loan payment in early July 2002. The forbearance agreement calls for additional payments and for the borrowers to provide additional real property collateral before the end of the third quarter of 2002. The agent bank has ordered an updated appraisal of the primary collateral, which is scheduled to be received during the third quarter of 2002. The market value of the hotel / resort is particularly volatile at this time, given the uncertainty regarding the economy, the tourism industry, and the outlook for business travel activity.

         Non-accrual loans at June 30, 2002 also included:

o An $846 thousand residential mortgage secured by a first deed of trust. There are significant junior mortgages from other lenders secured by the subject collateral, which is scheduled for foreclosure sale during the third quarter of 2002.

o Four additional residential mortgages totaling $851 thousand. One of these loans, with a principal balance of $72 thousand, was fully reinstated in July 2002.

o An $842 thousand commercial real estate mortgage secured by a first deed of trust. There is a significant junior mortgage from another lender secured by the subject collateral. The borrower made several payments during the second quarter of 2002, but was still delinquent at June 30, 2002.

o A $129 thousand loan secured by a first deed of trust on residential land. This loan was fully reinstated in July 2002.

         Aside from the $2.3 million hotel / resort loan discussed above, the Company does not anticipate recording a loss on any of the above non-accrual loans due to the estimated value of the underlying real estate collateral. All of the Company's non-accrual loans at June 30, 2002 were secured by real estate. The Company had no foreclosed real estate at June 30, 2002.

Criticized And Classified Assets

         The following table presents information concerning the Company's criticized ("OAEM") and classified ("substandard" and lower) assets. The category "OAEM" refers to "Other Assets Especially Mentioned", or those assets that present indications of potential future credit deterioration.

(Dollars In Thousands)                         OAEM     Substandard        Doubtful            Loss           Total
                                               ----     -----------        --------            ----           -----

December 31, 2001                           $ 6,207         $ 5,098            $ --           $  --         $11,305
March 31, 2002                              $ 3,296         $ 4,386            $ --           $ 754         $ 8,436
June 30, 2002                               $ 6,230         $ 4,819            $ --           $ 754         $11,803

         Classified assets as a percent of stockholders' equity increased slightly from 10.2% at December 31, 2001 to 10.4% at June 30, 2002.

         The $754 thousand asset classified as "Loss" in the above table as of March 31 and June 30, 2002 is associated with the specific reserve for the $2.3 million commercial real estate mortgage secured by a hotel / resort located in the Company's primary market area, as described above under "Non-performing Assets". The remainder of this $2.3 million loan is classified as substandard. June 30, 2002 substandard assets in the above table also include:

o    The   Company's   other   non-accrual   loans  as  described   above  under
     "Non-performing Assets".

o A total of $354 thousand in commercial loans to a corporation whose sole stockholder has declared personal bankruptcy. These loans were current in their payments as of June 30, 2002 and the borrower has indicated his intent to continue making payments per the terms of the loans.

o A $180 thousand commercial loan to a retailer in the Bank's primary market area.

         Criticized loans at June 30, 2002 included:

o A $1.7 million residential mortgage in the Company's primary market area where the borrowers have repeatedly failed to make timely payments.

o A $1.3 million mortgage, current in its payments at June 30, 2002, secured by a motel located in the Silicon Valley area of the San Francisco Bay Area. The motel's cash flow has been unfavorably impacted by the economic difficulties being experienced in the technology industry and by a reduction in business travel in general.

o A $983 thousand mortgage secured by an apartment complex in the Silicon Valley area. This loan was current in its payments at June 30, 2002; however, rents in the subject area have been adversely affected by the economic difficulties in the technology industry.

o A $561 thousand commercial loan to a business in the Company's primary market area that participates in the telecommunications industry. This loan is secured by business assets and a deed of trust on residential real estate, and was current in its payments at June 30, 2002. The Company is closely monitoring the condition of this loan due to the general weakness in the telecommunications industry.

         At the present time, the Company does not anticipate recording a loss on any of the above detailed criticized loans due to borrower cooperation and the estimated fair value of the associated collateral.

Impaired Loans

         At June 30, 2002, the Company had total gross impaired loans, before specific reserves, of $5.0 million, constituting eight credits. Specific reserves on these $5.0 million in impaired loans totaled $754 thousand. This compares to total gross impaired loans of $2.3 million, with no specific reserves, at December 31, 2001. Interest is accrued on impaired loans on a monthly basis except for those loans that are 90 or more days delinquent or those loans which are less than 90 days delinquent but where Management has identified concerns regarding the collection of the credit. For the six months ended June 30, 2002, accrued interest on impaired loans was zero and interest of $133 thousand was received in cash. The average balance of impaired loans during the three and six months ended June 30, 2002 was $4.7 million and $3.7 million, respectively. If all non-accrual loans had been performing in accordance with their original loan terms, the Company would have recorded interest income of $242 thousand during the six months ended June 30, 2002, instead of interest income actually recognized, based on cash payments, of $133 thousand.

Hotel / Motel / Resort Loans

         At June 30, 2002, the Company had $23.6 million in mortgage loans secured by hotel / motel / resort properties. This compares to $30.8 million in hotel / motel / resort mortgages at December 31, 2001. This decrease in part resulted from the Company's not repricing certain hotel / motel / resort loans to reflect the decline in general market interest rates over the past year, thereby leading the borrowers to refinance with other lenders.

         Various reports have indicated that travel industry businesses such as hotels / motels / resorts have been particularly adversely impacted by the national economic recession in 2001, and by reduced business and pleasure travel. The Company's recent review of its hotel / motel / resort loans has in general confirmed reduced occupancy rates and lower effective room rates than experienced in 1999 and 2000, leading to decreased or in some cases negative net cash flow from the properties. The Company cannot predict when or to what degree the hospitality industry will recover, but intends to continue closely monitoring its hotel / motel / resort loan portfolio. The Company increased its formula general valuation reserve factors for these loans in the second quarter of 2002 to reflect the inherent loss in this portfolio. The return of unfavorable economic trends, the occurrence of additional terrorist activity, or other factors could lead to additional reserve requirements for these loans and thus impact the levels of future provisions for loan losses.

Allowance For Loan Losses

         The allowance for loan losses is established through a provision for loan losses based on Management's evaluation of the risks inherent in the loan portfolio, including unused commitments to provide financing. In determining levels of risk, Management considers a variety of factors, including, but not limited to, asset classifications, economic trends, industry experience and trends, geographic concentrations, estimated collateral values, historical loan loss experience, and the Company's underwriting policies. The allowance for loan losses is maintained at an amount Management considers adequate to cover losses in loans receivable that are deemed probable and estimable. While Management uses the best information available to make these estimates, future adjustments to allowances may be necessary due to economic, operating, regulatory, and other conditions that may be beyond the Company's control. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of Management.

         The allowance for loan losses is comprised of three primary types of allowances:

1.       Formula Allowance

Formula allowances are based upon loan loss factors that reflect Management's estimate of the inherent loss in various segments of, or pools within, the loan portfolio. The loss factor is multiplied by the portfolio segment (e.g. multifamily permanent mortgages) balance (or credit commitment, as applicable) to derive the formula allowance amount. The loss factors are updated periodically by the Company to reflect current information that has an effect on the amount of loss inherent in each segment. The formula allowance at June 30, 2002 was $6.1 million, compared to $6.0 million at December 31, 2001.

2.       Specific Allowance

Specific allowances are established in cases where Management has identified significant conditions or circumstances related to an individually impaired credit. In other words, these allowances are specific to the loss inherent in a particular loan. The amount for a specific allowance is calculated in accordance with SFAS No. 114, "Accounting By Creditors For Impairment Of A Loan". The Company had $754 thousand in specific allowance at June 30, 2002, compared to none at December 31, 2001.

3.       Unallocated Allowance

The Company maintains an unallocated loan loss allowance that is based upon Management's evaluation of conditions that are not directly measured in the determination of the formula and specific allowances. The evaluation of inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or historical performance of loan portfolio segments. The conditions evaluated in connection with the unallocated allowance at June 30, 2002 included the following, which existed at the balance sheet date:

o General business and economic conditions affecting the Company's key lending areas

o    Real estate values in California

o    Loan volumes and concentrations

o    Seasoning of the loan portfolio

o    Status of the current business cycle

o    Specific industry or market conditions within portfolio segments

The unallocated allowance at June 30, 2002 was $533 thousand, compared to $668 thousand at December 31, 2001.

         The following table presents activity in the Company's allowance for loan losses during the six months ended June 30, 2002 and June 30, 2001:

                                                                                    Six Months Ended June 30,
                                                                                     -----------------------
                                                                                        2002           2001
                                                                                     -------        -------
Allowance For Loan Losses                                                            (Dollars In  Thousands)

Balance at beginning of year                                                         $ 6,665        $ 5,364

   Charge-offs:
      Consumer lines of credit                                                            (9)            (1)
      Commercial term loans                                                              (30)          --
      Commercial lines of credit                                                        --              (25)
                                                                                     -------        -------
   Total charge-offs                                                                     (39)           (26)

   Recoveries:
      Consumer lines of credit                                                             4           --
      Commercial lines of credit                                                           3           --
                                                                                     -------        -------
   Total recoveries                                                                        7           --

   Provision for loan losses                                                             710            800
                                                                                     -------        -------

Balance at June 30                                                                   $ 7,343        $ 6,138
                                                                                     =======        =======
Annualized ratio of net charge-offs during the period to average
   loans receivable, net, outstanding during the period                                 0.01%          0.01%

         Additional ratios applicable to the allowance for loan losses include:

                                                                                June 30, 2002    December 31, 2001
                                                                                -------------    -----------------

Allowance for loan losses as a percent of non-performing loans                        147.48%              295.96%

Allowance  for  loan  losses  as a  percent  of gross  loans  receivable  net of undisbursed loan funds and unamortized yield
     Adjustments                                                                        1.50%                1.41%

Allowance for loan losses as a percent of classified assets                           131.76%              130.74%

         The $533 thousand in unallocated allowance at June 30, 2002 reflected the Company's consideration of the following factors, as well as the more general factors listed above in conjunction with the definition of the unallocated allowance:

o The adverse impacts of the weak technology and telecommunications industries upon commercial real estate values. The Company's primary lending area is near the Silicon Valley area of the San Francisco Bay Area, which has been impacted by the slump in various telecommunications, technology, and technology related businesses. Recent reports indicate a rise in office vacancy rates and a decline in rental rates for office space in multiple markets within the greater San Francisco Bay Area. This impact could be in the range of $100 thousand to $900 thousand.

o Recent reports of selected areas of soft or declining apartment rents in Northern California resulting from reduced employment, weakness in the technology and telecommunications industries, and a strong home purchase market. The soft or declining rents could lead to decreased multifamily property values. This impact could be in the range of $100 thousand to $800 thousand.

         As subsequently discussed (see "Provision For Loan Losses"), the lower provision for loan losses recorded during the first six months of 2002 versus the same period in the prior year resulted from multiple factors, including:

o the Company's concerns in the first half of 2001 regarding the State of California energy crisis and the increasingly negative trends in national economic growth and activity present at mid-year 2001

o the allocation of increased reserves during the second quarter of 2001 for a pool of residential mortgages that presented a less favorable credit profile than that typically pursued by the Company

The above referenced residential mortgage pool has continued to perform for the Company and at June 30, 2002 had an outstanding balance of $3.6 million.

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

Comparison Of Operating Results For The Three Months And Six Months Ended June 30, 2002 and June 30, 2001

General

         During the second quarter of 2002, the Company reported net income $1.35 million, equivalent to $0.38 diluted earnings per share, compared to net income of $949 thousand, or $0.29 diluted earnings per share, for the same period in 2001. Net income during the quarter ended March 31, 2002 (the immediately preceding quarter) was $1.21 million, equivalent to $0.35 diluted earnings per share.

         For the six months ended June 30, 2002, net income was $2.55 million, equivalent to $0.73 diluted earnings per share. This compares to net income of $1.55 million, or $0.47 diluted earnings per share, for the first six months of 2001. The 64.6% increase in net income for the first half of 2002 compared to the same period in 2001 primarily resulted from three key factors:

o the continued implementation of the Company's strategic plan to transform the Bank into a community commercial bank serving the financial needs of individuals, families, local community organizations, and businesses

o a $1.4 million rise in net interest income resulting from a combination of increased spreads and larger average balances of interest earning assets and liabilities

o during the first half of 2001, the Company incurred pre-tax operating costs of $447 thousand for the conversion of the core data processing system and $161 thousand for legal expenses associated with the arbitration of claims by a former executive

         The second quarter of 2002 earnings were the highest of any quarter in the Company's history. Annualized return on average stockholders' equity improved from 8.14% during the second quarter of 2001 to 10.18% during the second quarter of 2002.

Interest Rate Environment

         The table presented above under "Interest Rate Risk Management And Exposure" furnishes an overview of the interest rate environment during the most recent six quarters. Market interest rates have varied considerably during this time period, generally falling throughout 2001, with certain interest rates rising in the first quarter of 2002 and then falling in the second quarter of 2002. In addition, the slope of the Treasury curve shifted from inverted at the beginning of 2001, to flatter by the end of the first quarter of 2001, to positively sloped by mid 2001. From mid 2001 to March 31, 2002, the Treasury curve generally became progressively more steeply sloped (i.e. a greater differential between short term and longer term interest rates). During the second quarter of 2002, the Treasury curve flattened.

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

         As a result of the interest rate environment over the past eighteen months, yields and rates for most assets and liabilities were substantially lower in the first half and second quarter of 2002 compared to the same periods in 2001.

Net Interest Income

         Net interest income increased from $4.8 million and $9.5 million during the second quarter and first half of 2001, respectively, to $5.6 million and $10.9 million during the same periods in 2002 due to both expanded spreads and greater average balances of interest earning assets and liabilities. The Company's ratio of net interest income to average total assets was 3.98% for the second quarter of 2002, up from 3.79% during the same period in 2001. This ratio similarly increased from 3.81% during the first six months of 2001 to 3.98% during the same period in 2002. The increased spreads in 2002 in part stemmed from the Company's continued implementation of its strategic plan.

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

         The spread derived from investing the Company's demand deposit balances and capital was lower in the first half of 2002 than the same period in 2001 due to the significantly lower general interest rate environment. However, net interest income during the first half of 2002 benefited from lifetime rate floors on certain loans and prepayment penalties received on certain income property loans that were paid off.

         Other factors influencing net interest income during the second quarter and first half of 2002 compared to the same periods in 2001 included:

o Average net loans as a percentage of average total assets improved from 82.0% and 81.6% during the second quarter and first six months of 2001 to 85.9% and 86.0% during the same periods in 2002. Because loans constitute the Company's highest yielding type of asset, this change in asset mix favorably affected net interest income.

o Average transaction account (NOW, savings, and MMDA) deposits as a percentage of average total assets increased from 29.4% and 29.6% during the second quarter and first six months of 2001 to 31.1% and 31.2% during the same periods in 2002. Because transaction accounts represent relatively low cost funding for the Company, this change in funding mix favorably impacted net interest income.

o Average demand deposits as a percentage of average total assets increased from 3.8% and 3.6% during the second quarter and first six months of 2001 to 4.0% and 4.0% during the same periods in 2002. In addition, average stockholders' equity as a percentage of average total assets increased from 9.3% and 9.1% during the second quarter and first six months of 2001 to 9.5% and 9.5% during the same periods in 2002. Increases in interest free funding sources favorably impact the Company's spreads.

         The Company plans to further increase its net interest margin by continuing the transformation into a community commercial bank, increasing the percentage of total assets constituted by loans, decreasing the percentage of the loan portfolio comprised of residential mortgages, and increasing the percentage of the deposit portfolio composed of transaction accounts. However, no assurance can be provided that the Company will be successful in this regard, as interest rates and new business activity are influenced by many factors beyond the control of the Company, such as actions by the Federal Reserve and competition.

         The following table presents the average annualized rate earned upon each major category of interest earning assets, the average annualized rate paid for each major category of interest bearing liabilities, and the resulting net interest spread, net interest margin, and average interest margin on total assets for the three months ended June 30, 2002 and 2001.

                                        Three Months Ended June 30, 2002          Three Months Ended June 30, 2001
                                      -------------------------------------     -------------------------------------
(Dollars In Thousands)                 Average                     Average       Average                     Average
                                       Balance      Interest          Rate       Balance      Interest          Rate
                                       -------      --------          ----       -------      --------          ----
Assets
------
Interest earning assets:

   Cash equivalents (1)                $ 4,401        $   20         1.82%      $  9,697        $  103         4.25%
   Investment securities                 7,275            53         2.91%         7,302           111         6.08%
   Mortgage backed securities (2)       37,078           328         3.54%        43,312           675         6.23%
   Loans receivable, net (3)           480,335         8,435         7.02%       413,107         8,779         8.50%
   FHLB stock                            3,243            55         6.78%         2,967            42         5.66%
                                       -------       -------                    --------        ------

Total interest earning assets          532,332         8,891         6.68%       476,385         9,710         8.15%
                                                     -------                                    ------
Non-interest earnings assets            26,729                                    27,281
                                       -------                                  --------

Total assets                         $ 559,061                                 $ 503,666
                                       =======                                  ========

Liabilities & Equity
--------------------
Interest bearing liabilities:
   NOW accounts                       $ 44,561            44         0.39%      $ 40,843           100         0.98%
   Savings accounts                     18,504            26         0.56%        20,927            63         1.20%
   Money market accounts               110,868           599         2.16%        86,283           913         4.23%
   Certificates of deposit             250,751         2,024         3.23%       244,056         3,279         5.37%
                                       -------       -------                    --------        ------

   Total interest-bearing deposits     424,684         2,693         2.54%       392,109         4,355         4.44%
   FHLB advances                        57,606           631         4.38%        43,280           579         5.35%
   Other borrowings (4)                    377             4         4.24%           115             3        10.43%
                                       -------       -------                    --------        ------
Total interest-bearing liabilities     482,667         3,328         2.76%       435,504         4,937         4.53%
                                                     -------                                    ------
Demand deposit accounts                 22,132                                    19,208
Other non-interest bearing liabilities   1,335                                     2,302
                                       -------                                  --------


Total liabilities                      506,134                                   457,014
Stockholders' equity                    52,927                                    46,652
                                       -------                                  --------
Total liabilities & equity           $ 559,061                                 $ 503,666
                                       =======                                  ========

Net interest income                                  $ 5,563                                   $ 4,773
                                                     =======                                   =======
Interest rate spread (5)                                             3.92%                                     3.62%
Net interest earning assets             49,665                                    40,881
Net interest margin (6)                                4.18%                                     4.01%
Net interest income /
     average total assets                              3.98%                                     3.79%
Interest earnings assets /
     Interest bearing liabilities         1.10                                      1.09

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

(3) In computing the average balance of loans receivable, non-accrual loans and loans held for sale have been included. Amount is net of deferred loan fees, premiums and discounts, and undisbursed loan funds. Interest income on loans includes amortized loan fees and costs, net, of $89,000 and $35,000 in 2002 and 2001, respectively.

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

         The following table presents the average annualized rate earned upon each major category of interest earning assets, the average annualized rate paid for each major category of interest bearing liabilities, and the resulting net interest spread, net interest margin, and average interest margin on total assets for the six months ended June 30, 2002 and 2001.

                                          Six Months Ended June 30, 2002            Six Months Ended June 30, 2001
                                      -------------------------------------     -------------------------------------
(Dollars In Thousands)                 Average                     Average       Average                     Average
                                       Balance      Interest          Rate       Balance      Interest          Rate
                                       -------      --------          ----       -------      --------          ----
Assets
------
Interest earning assets:
   Cash equivalents (1)                $ 5,077        $   45         1.77%      $  9,184        $  227         4.94%
   Investment securities                 7,530           110         2.92%         7,332           245         6.68%
   Mortgage backed securities (2)       34,241           640         3.74%        46,097         1,483         6.43%
   Loans receivable, net (3)           471,457        16,749         7.11%       407,924        17,667         8.66%
   FHLB stock                            3,132           102         6.51%         2,945            83         5.64%
                                       -------       -------                    --------        ------

Total interest earning assets          521,437        17,646         6.77%       473,482        19,705         8.33%
                                                     -------                                    ------
Non-interest earnings assets            26,840                                    26,423
                                       -------                                  --------

Total assets                         $ 548,277                                 $ 499,905
                                       =======                                  ========

Liabilities & Equity
--------------------
Interest bearing liabilities:
   NOW accounts                       $ 43,130            84         0.39%      $ 40,746           240         1.18%
   Savings accounts                     18,762            52         0.55%        19,126           136         1.42%
   Money market accounts               109,263         1,192         2.18%        88,185         1,957         4.44%
   Certificates of deposit             245,624         4,178         3.40%       244,264         6,707         5.49%
                                       -------       -------                    --------        ------

   Total interest-bearing deposits     416,779         5,506         2.64%       392,321         9,040         4.61%
   FHLB advances                        55,655         1,220         4.38%        42,052         1,126         5.36%
   Other borrowings (4)                    295             7         4.75%           142            14        19.72%
                                       -------       -------                    --------        ------

Total interest-bearing liabilities     472,729         6,733         2.85%       434,515        10,180         4.69%
                                                     -------                                    ------
Demand deposit accounts                 21,698                                    17,795
Other non-interest bearing liabilities   1,660                                     2,262
                                       -------                                  --------

Total liabilities                      496,087                                   454,572

Stockholders' equity                    52,190                                    45,333
                                       -------                                  --------

Total liabilities & equity           $ 548,277                                 $ 499,905
                                       =======                                  ========

Net interest income                                  $10,913                                   $ 9,525
                                                     =======                                   =======
Interest rate spread (5)                                             3.92%                                     3.64%
Net interest earning assets             48,708                                    38,967
Net interest margin (6)                                4.19%                                     4.02%
Net interest income /
     average total assets                              3.98%                                     3.81%
Interest earnings assets /
     Interest bearing liabilities         1.10                                      1.09

Average balances in the above table were calculated using average daily figures.

--------------------------------------------------------------------------------

1) Includes federal funds sold, money market fund investments, banker's acceptances, commercial paper, interest earning deposit accounts, and securities purchased under agreements to resell.

2)   Includes   mortgage   backed   securities   and   collateralized   mortgage
     obligations.

3) In computing the average balance of loans receivable, non-accrual loans and loans held for sale have been included. Amount is net of deferred loan fees, premiums and discounts, and undisbursed loan funds. Interest income on loans includes amortized loan fees and costs, net, of $115,000 and $113,000 in 2002 and 2001, respectively.

4) Includes federal funds purchased, securities sold under agreements to repurchase, and borrowings drawn on MBBC's line of credit.

5)   Interest rate spread represents the difference  between the average rate on
     interest   earning  assets  and  the  average  rate  on  interest   bearing
     liabilities.

6) Net interest margin equals net interest income before provision for loan losses divided by average interest earning assets.

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

                                                     Three Months Ended June 30, 2002
                                                                Compared To
                                                     Three Months Ended June 30, 2001
                                             --------------------------------------------------
                                                                          Volume
(Dollars In Thousands)                        Volume          Rate        / Rate           Net
                                             -------       -------       -------       -------
Interest-earning assets
-----------------------
Cash equivalents                             $   (56)      $   (59)      $    32       $   (83)
Investment securities                              0           (58)            0           (58)
Mortgage backed securities                       (97)         (292)           42          (347)
Loans receivable, net                          1,429        (1,525)         (248)         (344)
FHLB Stock                                         4             8             1            13
                                             -------       -------       -------       -------

     Total interest-earning assets             1,280        (1,926)         (173)         (819)
                                             -------       -------       -------       -------

Interest-bearing liabilities
----------------------------
NOW Accounts                                       9           (60)           (5)          (56)
Savings accounts                                  (7)          (34)            4           (37)
Money market accounts                            260          (447)         (127)         (314)
Certificates of deposit                           90        (1,309)          (36)       (1,255)
                                             -------       -------       -------       -------

Total interest-bearing deposits                  352        (1,850)         (164)       (1,662)
FHLB advances                                    192          (105)          (35)           52
Other borrowings                                   7            (2)           (4)            1
                                             -------       -------       -------       -------

     Total interest-bearing liabilities          551        (1,957)         (203)       (1,609)
                                             -------       -------       -------       -------

Increase in net interest income              $   729       $    31       $    30       $   790
                                             =======       =======       =======       =======

                                                       Six Months Ended June 30, 2002
                                                                 Compared To
                                                       Six Months Ended June 30, 2001
                                             --------------------------------------------------
                                                                          Volume
(Dollars In Thousands)                        Volume          Rate        / Rate           Net
                                             -------       -------       -------       -------
Interest-earning assets
-----------------------
Cash equivalents                             $  (102)      $  (146)      $    66       $  (182)
Investment securities                              7          (138)           (4)         (135)
Mortgage backed securities                      (381)         (621)          159          (843)
Loans receivable, net                          2,752        (3,175)         (495)         (918)
FHLB Stock                                         5            13             1            19
                                             -------       -------       -------       -------
     Total interest-earning assets             2,281        (4,067)         (273)       (2,059)
                                             -------       -------       -------       -------

Interest-bearing liabilities
----------------------------
NOW Accounts                                      14          (161)           (9)         (156)
Savings accounts                                  (3)          (83)            2           (84)
Money market accounts                            468          (995)         (238)         (765)
Certificates of deposit                           37        (2,552)          (14)       (2,529)
                                             -------       -------       -------       -------

Total interest-bearing deposits                  516        (3,791)         (259)       (3,534)
FHLB advances                                    364          (204)          (66)           94
Other borrowings                                  15           (11)          (11)           (7)
                                             -------       -------       -------       -------

     Total interest-bearing liabilities          895        (4,006)         (336)       (3,447)
                                             -------       -------       -------       -------

Increase in net interest income              $ 1,386       $   (61)      $    63       $ 1,388
                                             =======       =======       =======       =======

Interest Income

         Interest income decreased from $9.7 million and $19.7 million during the three and six months ended June 30, 2001 to $8.9 million and $17.6 million during the same periods in 2002. This decrease was primarily due to the much lower interest rate environment present in 2002. The effect of lower general market interest rates more than offset the impact of an 11.7% rise in average interest earning assets from the second quarter of 2001 to the second quarter of 2002 and a shift in asset mix towards loans, coincident with the Company's strategic plan of better supporting its local communities with the delivery of credit.

         Interest income on loans decreased from $8.8 million and $17.7 million during the three and six months ended June 30, 2001 to $8.4 million and $16.7 million during the same periods in 2002. The effect of lower interest rates more than offset the impact of 16.3% and 15.6% rises in average net loan balances outstanding from the three and six months ended June 30, 2001 to the three and six months ended June 30, 2002. The greater volume stemmed from the Company's strategic plan of increasing the percentage of the balance sheet comprised of loans through internal originations, loan purchases from correspondent banks, and loan participations; with the latter primarily sourced through other California community banks. The Company plans to increase total loans to approximately 90.0% of total assets over time. Management believes stockholder value is maximized through the extension and effective management of credit.

         Interest income on cash equivalents decreased from $103 thousand and $227 thousand for the three and six months ended June 30, 2001 to $20 thousand and $45 thousand for the same period in 2002. This decline was due to:

o lower average rates resulting from the interest rate cuts implemented by the Federal Reserve in 2001

o    lower average volumes stemming from:

     A. the Company's redeploying funds from cash equivalents into loans as a result of the demand for credit

     B. the Company's purchasing short term investment securities (called Agency debentures) during the first quarter of 2002 in lieu of investing in cash equivalents

         Interest income on investment securities declined from $111 thousand and $245 thousand during the three and six months ended June 30, 2001 to $53 thousand and $110 thousand during the same periods in 2002. The reduced interest income resulted from lower yields on variable rate corporate trust preferred securities that reprice quarterly based upon 3 month LIBOR, which was significantly lower in the first six months of 2002 than during the same period in 2001. This impact was only partially offset by interest income earned on short term Agency debentures purchased during the first quarter of 2002 as a vehicle for investing short term excess liquidity.

         Interest income on mortgage backed securities fell from $675 thousand and $1.5 million during the three and six months ended June 30, 2001 to $328 thousand and $640 thousand during the same periods in 2002. These decreases were caused by reductions in average volume and average rates. Over the past year, the Company has reduced the percentage of its balance sheet allocated to securities in favor of increased lending. In addition, the mix of the Company's mortgage backed securities has changed over the past two years, with an increase in lower duration, high cash flow instruments and a reduction in higher duration, lower cash flow securities in order to better support greater funding requirements stemming from the Company's increased lending. The Company also purchased additional adjustable rate mortgage backed securities during 2001, which adjusted downward in rate in conjunction with the decline in interest rates during 2001.

         Interest income on FHLB stock increased from $42 thousand and $83 thousand during the three and six months ended June 30, 2001 to $55 thousand and $102 thousand during the same periods in 2002. Greater average balances of FHLB stock stemming from the expansion in the Bank's balance sheet contributed to these increases. In addition, the FHLB-SF declared a particularly high fourth quarter 2001 dividend rate of 5.99% during the first quarter of 2002. This rate was above that accrued by the Company in 2001, and therefore increased the Company's reported yield on FHLB stock during the first half of 2002.

Interest Expense

         Interest expense decreased from $4.9 million and $10.2 million during the three and six months ended June 30, 2001 to $3.3 million and $6.7 million during the same periods in 2002, as the effect of the lower interest rate environment more than offset the impact of increases in average interest bearing liabilities.

         Interest expense on deposits decreased from $4.4 million and $9.0 million during the three and six months ended June 30, 2001 to $2.7 million and $5.5 million during the same periods in 2002. This decline was due to the effect of a significant decrease in average interest rate more than offsetting the impact of a rise in average balances. The large decrease in average rates resulted from the lower interest rate environment and a shift in the composition of the deposit portfolio. Relatively higher cost certificates of deposit decreased from 59.3% of average total deposits during the second quarter of 2001 to 56.1% during the second quarter of 2002 despite the Company's issuing a $20.0 million brokered certificate of deposit during May 2002. Relatively lower cost transaction deposit accounts experienced a complementary increase, with money market deposits experiencing a significant rise from 21.0% to 24.8% of average total deposits during the same time periods. This change in deposit mix is a fundamental component of the Company's strategic plan.

         At June 30, 2002, the Company's weighted average nominal cost of deposits was 2.36%, down from 2.87% at December 31, 2001. The Company paid an average rate of just 0.39% on its NOW deposits and 0.56% on its savings deposits during the second quarter of 2002, highlighting the limited ability of the Company to further reduce the cost of this funding should general market interest rates decline in future periods. At June 30, 2002, $80.6 million in certificates of deposit with a weighted average nominal rate of 3.14% were scheduled to mature in the next quarter. This figure included $16.0 million in State of California deposits. At June 30, 2002, the longest term permitted by the State under its time deposit program was six months.

         The Company has worked to more uniformly distribute its certificate of deposit maturities by month in order to facilitate cash management and avoid concentrated exposure to capital market events at any one point in time. This objective has been accomplished through the use of "odd term" certificates of deposit such as 7, 8, and 19 months, augmented by ongoing sales and periodic print advertising of longer term certificates of deposit. For example, the Company conducted two rounds of print advertising throughout its primary market area in the second quarter of 2002 promoting 24 month and 30 month certificates of deposit. At June 30, 2002, the weighted average cost of the certificate of deposit portfolio was 3.14%, down from 3.43% at March 31, 2002.

         During the third quarter of 2002, the Company plans to continue promoting money market accounts, including new consumer and business MMDA products, Direct Deposit Checking account (no-fee consumer checking), intermediate to longer term certificates of deposit, and business checking accounts. The Company's deposit products are highly tiered, encouraging greater account balances in order to earn higher rates of interest. Customer accounts are accessible via bilingual telephone banking, Internet banking, global ATM networks, mail, and in-branch service. The Company also intends to continue pursuing compensating balances, typically demand deposit balances, for commercial credit facilities.

         Interest expense on total borrowings increased from $582 thousand and $1.1 million during the three and six months ended June 30, 2001 to $635 thousand and $1.2 million during the same periods in 2002 due to the effect of greater average balances more than offsetting the impact of lower average rates. The Company had higher levels of borrowings outstanding in the first half of 2002 than the same period in 2001 due to borrowings being utilized to fund some of the growth in the loan portfolio.

         The Company's average interest rate on other borrowings was inflated during 2001 and 2002 as a result of the amortization of loan fees (discount on a liability) on MBBC's $3.0 million revolving line of credit combined with a lack of draws (outstanding balances) on the line.

Provision For Loan Losses

         The Company recorded provisions for loan losses totaling $385 thousand and $710 thousand during the three and six months ended June 30, 2002, compared to $300 thousand and $800 thousand during the same periods in 2001. The Company determines its periodic provision for loan losses based upon its analysis of loan loss reserve adequacy. Net charge-offs during the first six months of 2002 were $32 thousand, versus $26 thousand during the first six months of 2001. The Company's ratio of loan loss reserves to loans outstanding increased from 1.41% at December 31, 2001 to 1.50% at June 30, 2002, while the nominal amount of the loan loss reserve rose from $6.7 million at December 31, 2001 to $7.3 million at June 30, 2002.

         The primary factor contributing to the provision for loan losses during the first quarter of 2002 was the need to augment existing reserves to establish a specific reserve of $754 thousand associated with a $2.3 million commercial real estate mortgage secured by a hotel / resort described above under "Non-performing Assets". Because this loan was already classified as substandard at December 31, 2001, the incremental loan loss reserves associated with this loan at March 31, 2002 were less than the $754 thousand specific reserve.

         Other factors contributing to the provision for loan losses during the first half of 2002 included:

o    the expansion in the loan portfolio

o    the addition of a large volume of new credits to the loan portfolio

o the origination of relatively larger loans by the Los Angeles loan production office

o the stage of the economic and credit cycles, with Management's belief that California typically lags national economic trends

o the change in loan portfolio mix, particularly the reduced concentration of relatively lower risk residential mortgages

o the Company's updating its formula general reserve factors during the second quarter of 2002 to reflect current information regarding real estate valuations, business conditions, rental and vacancy rates for various types of income property, and other factors in estimating the amount of loss inherent in the loan portfolio at June 30, 2002

         Commercial & industrial and multifamily real estate loans typically present greater credit, concentration, and event risks than home mortgages, thereby requiring proportionately greater reserve levels. Newer loans typically present more credit exposure than seasoned loans with many years of prompt payment experience and amortized principal balances. Commercial lines of credit and term loans to businesses also typically present a greater level of credit risk than residential mortgages.

         A reduction in the portfolio of hotel / motel / resort loans during the first half of 2002 moderated the amount of provision for loan losses.

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

Non-interest Income

         Non-interest income totaled $503 thousand and $1.0 million during the three and six months ended June 30, 2002, down from $695 thousand and $1.3 million during the same periods in 2001.

         Customer service charge income was $392 thousand and $742 thousand during the three and six months ended June 30, 2002, down from $473 thousand and $882 thousand during the same periods in 2001. In conjunction with the conversion to the new core data processing system in March 2001, the Company implemented a revamped consumer checking product line and an associated revised fee and service charge schedule. These changes contributed to the closing of certain lower balance, recurring overdraft, and / or higher transaction volume consumer checking accounts beginning in the second quarter of 2001, as such accounts began incurring increased service charges. In addition, certain uncollected funds fees charged in the first half of 2001 were eliminated by the beginning of 2002 due to competitive factors.

         Commissions from the sale of non-FDIC insured investment products were $34 thousand and $75 thousand during the three and six months ended June 30, 2002, down from $71 thousand and $188 thousand during the same periods in 2001. This decrease was primarily due to vacancies in positions for licensed investment sales representatives and the general state of the equity markets in the first six months of 2002. The Company expects revenue from these operations to remain constrained during the third quarter of 2002.

         Loan servicing income totaled $14 thousand and $29 thousand during the three and six months ended June 30, 2002, compared to $41 thousand and $43 thousand during the same periods in 2001. The Company continues to sell the vast majority of its long term, fixed rate residential loan production into the secondary market on a servicing released basis, and purchases more interest rate sensitive loans as part of its interest rate risk management program. As a result, the portfolio of loans serviced for others is declining as loans pay off. At June 30, 2002, the Company serviced $34.9 million in various types of loans for other investors, compared to $42.6 million at December 31, 2001. The Company maintained loan servicing assets of $46 thousand at June 30, 2002, and is thus limited in the exposure of its loan servicing income to a potential further acceleration in loan prepayment rates.

         Gains on the sale of loans held for sale were $21 thousand during the second quarter of 2002, down from $24 thousand during the second quarter of 2001. For the first six months of 2002, gains on the sale of loans totaled $48 thousand, a 65.5% increase from the $29 thousand recorded during the first half of 2001. The Company anticipates favorable results from its mortgage banking operations during the third quarter of 2002, spurred by the availability of thirty year fixed rate residential mortgages at rates below 7.00% at the start of the quarter and by recent reports indicating strong demand for residential real estate in most areas of California.

         There were no sales of mortgage backed or investment securities during the second quarter of either 2002 or 2001. Gains on sale of mortgage backed securities were $43 thousand during the first half of 2002, compared to $34 thousand during the same period in 2001. Although many of the Company's securities appreciated during the second quarter of 2002 due to the decline in most capital markets interest rates, the Company decided to retain the securities as a means of generating net interest income.

         Other income declined from $86 thousand and $163 thousand during the three and six months ended June 30, 2001 to $42 thousand and $78 thousand during the same periods in 2002. Various factors contributed to this decline, including:

o the collection of a $25 thousand fee in the second quarter of 2001 in conjunction with the workout of a troubled loan

o the Company's earning $36 thousand more in fees in the first half of 2001 versus the first half of 2002 associated with the (discontinued) issuance of Bank official checks drawn on a third party

         The  Company's   strategic  plan   incorporates   non-interest   income
representing a greater percentage of total revenue. The Company intends to pursue increased non-interest income in future periods through:

o seeking additional remote ATM sites and increasing certain ATM fees commencing in the fourth quarter of 2002

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

Non-interest Expense

         Non-interest expense totaled $3.4 million and $6.9 million during the three and six months ended June 30, 2002, comparing favorably to $3.5 million and $7.4 million during the same periods in 2001. Factors contributing to the lower expenses included the Company's incurring significant costs in the first half of 2001 associated with its data processing conversion ($447 thousand) and the arbitration of claims by a former executive ($161 thousand). The data processing conversion costs included de-conversion charges from the Company's external service bureau, travel and training costs for employees to assist with the implementation of the new system, printing and postage for additional customer mailings, and consultant fees.

       Compensation and employee benefits costs were higher in the three and six months ended June 30, 2002 than during the same periods the prior year due to:

o compensation costs associated with the Los Angeles loan production office which opened during the first quarter of 2002

o other staff additions and / or changes in support of the Company's strategic plan, particularly in the Company's commercial banking and information technology functions

o higher costs for the Bank's Employee Stock Ownership Plan ("ESOP") due to the greater average market price of the Company's common stock; associated expenses were $308 thousand for the first six months of 2002 compared to $194 thousand for the first six months of 2001

o    higher costs for payroll taxes on a greater compensation base

         The change in the Company's systems environment also impacted various other operating expenses. For example, data processing fees were lower in 2002 versus 2001 due to the conversion to in-house data processing in March 2001; however, equipment expense was higher due to the added depreciation costs for the new system.

         While deposit insurance premiums increased slightly from the three and six months ended June 30, 2001 to the same periods in 2002 due to expansion in the deposit portfolio, the Company anticipates a significant percentage decline in these costs during the latter half of 2002 due to an adjustment in its premium rate.

         Legal and accounting expenses declined from $267 thousand and $451 thousand during the three and six months ended June 30, 2001 to $102 thousand and $221 thousand during the same periods in 2002 primarily due to the aforementioned arbitration in 2001 and due to the Company's utilizing more cost effective providers for certain professional services in 2002.

         Advertising and promotion costs totaled $69 thousand and $145 thousand during the three and six months ended June 30, 2002, up from $27 thousand and $57 thousand during the same periods in 2001. These costs were unusually low in the first half of 2001, as the Company postponed certain advertising and promotional activities due to the implementation of the new computer systems environment. Advertising during the second quarter of 2002 included newspaper ads for deposit products and continued radio advertising in the Company's primary market areas. The radio messages were targeted at attracting local businesses through the Bank's relationship focused approach to providing financial services. The Company's visibility was also enhanced during the first half of 2002 by the extensive participation of employees and Directors in a significant number of community events and organizations. As just one example, more than twenty Bank employees actively participated in a fund raising event for local non-profit organizations.

         Consulting expenses declined from $63 thousand and $306 thousand during the three and six months ended June 30, 2001 to $21 thousand and $43 thousand during the same periods in 2002. In 2001, the Company hired several consultants to assist with the core systems conversion and the implementation of complementary technology following the conversion.

         The Company's efficiency ratio during the second quarter of 2002 was 56.12%, comparing favorably to 64.37% during the second quarter of 2001 and improving from 59.13% during the first quarter of 2002 (the immediately preceding quarter). Despite this progress, the Company's efficiency ratio is still above those of high performing peer financial institutions. The expansion in the Company's interest margin has been a significant factor in the improvement in the efficiency ratio during the past year.

         The Company continues to restructure its operations both to better utilize new technology and improve efficiency. The Company also continues to evaluate new vendors for various products and services, seeking more cost effective business relationships. In 2002, the Company altered the manner in which its facilities management is conducted to provide for better expense control. By mid 2002, the Company implemented revised practices for check ordering and printing, leading to cost savings. In the second half of 2002, the Company plans to complete the transition to a higher quality and lower cost cellular phone service and obtain better pricing for certain correspondent banking services. Through these and other initiatives, the Company continues to target progress in improving its efficiency ratio.

         However, the Company's progress in improving its efficiency ratio in the next two quarters may be slowed by the up front costs associated with the hiring of additional experienced commercial bankers in order to speed the implementation of the strategic plan. In addition, should the Company open a de novo branch in order to improve its coverage of its local market area, attract additional deposits and new customers, build franchise value, and reduce the loan to deposit ratio, such would likely unfavorably impact the efficiency ratio, as new branches typically generate negative incremental contributions in the first year of operation. Moreover, the Company is subject to certain third party pricing increases such as higher postage rates, greater expenses for health insurance, and the increasing cost of worker's compensation insurance for many businesses in the State of California.

         In light of the above and because of the uncertain impacts of competition, the regulatory environment, and other factors over which the Company has no control, Management cannot predict the Company's efficiency ratio in future periods.

Income Taxes

         Income tax expense increased in 2002 versus 2001 due to greater pre-tax income. The Company's effective book income tax rate was 41.3% for the first half of 2002, down from 42.6% for the first half of 2001 due to:

o certain non-deductible expenses and other adjustments to taxable income representing a smaller percentage of the increased amount of book pre-tax income

o the Company's filing for additional State income tax credits in 2002 under the Enterprise Zone program



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

Item 4.  Submission Of Matters To A Vote Of Security Holders

     a)   The Company's Annual Meeting of Stockholders was held on May 23, 2002.

     b)   Not applicable.

     c) At the Company's Annual Meeting of Stockholders held on May 23, 2002, the Company's stockholders approved the following:

          1.) The election of the following individuals as Directors for the terms indicated:

                                                                     Votes           Votes          Term
                               Individual                              For        Withheld       Expires
                               ----------------------------    ------------     -----------     ---------
                               Mr. Larry A. Daniels              2,570,223         105,892          2004
                               Mr. Steven Franich                2,564,961         111,154          2005
                               Mr. Stephen G. Hoffmann           2,570,223         105,892          2005
                               Mr. Gary L. Manfre                2,570,223         106,092          2005


               In  addition  to  the  above  four  individuals,   the  following
          Directors were in office as of July 25, 2002:

                              Mr. Josiah T. Austin
                              Mr. Edward K. Banks
                              Ms. Diane S. Bordoni
                              Mr. C. Edward Holden, Vice Chairman Of The Board Mr. McKenzie Moss, Chairman Of The Board

          2.) The ratification of the appointment of Deloitte & Touche LLP as the independent auditors of the Company for the fiscal year ending December 31, 2002 was approved as follows:

                                             For              Against             Abstain
                                -----------------    -----------------    ----------------
                                       2,665,768                6,897               3,450

     d)   Not applicable.

Item 5.  Other Information

         None.

Item 6.  Exhibits And Reports On Form 8-K

         A.  Exhibits

                  99.1 Chief Executive Officer Certification Pursuant To 18 U.S.C. Section 1350
                  99.2 Chief Financial Officer Certification Pursuant To 18 U.S.C. Section 1350

         B.  Reports On Form 8-K

                  The Company has recently filed the following Current Reports on Form 8-K:

                      1. Form 8-K dated July 22, 2002. This Current Report reported the Company's operational and financial results for the three and six month periods ending June 30, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act Of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              MONTEREY BAY BANCORP, INC.
                                                            (Registrant)



Date:    August 9, 2002                       By:      /s/ C. Edward Holden
                                                       --------------------
                                                       C. Edward Holden
                                                       Chief Executive Officer
                                                       President
                                                       Vice Chairman Of The
                                                       Board Of Directors

Date:    August 9, 2002                       By:      /s/ Mark R. Andino
                                                       ------------------
                                                       Mark R. Andino
                                                       Chief Financial Officer
                                                       Treasurer
                                                       (Principal Financial &
                                                       Accounting Officer)