Form 10-Q
period 2002-09-30
MONTEREY BAY BANCORP INC
filed 2002-11-12
CIK 930429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

                                (831) 722 - 6794
              (Registrant's Facsimile Number, Including Area Code)

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

                               YES _X_    NO ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,449,756 shares of common stock, par value $0.01 per share, were outstanding as of November 11, 2002.

                    MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

                                      INDEX

                                                                                       PAGE
PART I.    FINANCIAL INFORMATION
           Item 1.   Financial Statements

                     Condensed Consolidated  Statements  Of Financial  Condition
                     (unaudited) As Of September 30, 2002 And December 31, 2001          3-4

                     Condensed Consolidated Statements Of Income (unaudited) For
                     The Three  And Nine Months  Ended  September  30,  2002 And
                     September 30, 2001                                                  5-6

                     Condensed Consolidated  Statement Of  Stockholders'  Equity
                     (unaudited) For The Nine Months Ended September 30, 2002             7

                     Condensed Consolidated Statements Of Cash Flows (unaudited)
                     For The Nine Months Ended September  30, 2002 And September
                     30, 2001                                                            8-9

                     Notes  To  Condensed  Consolidated   Financial   Statements
                     (unaudited)                                                        10-15

           Item 2.   Management's Discussion And Analysis Of Financial Condition
                     And Results Of Operations                                          16-55

           Item 3.   Quantitative And Qualitative Disclosure About Market Risk            56

           Item 4.   Controls And Procedures                                              56


PART II.   OTHER INFORMATION

           Item 1.   Legal Proceedings                                                    56

           Item 2.   Changes In Securities                                                56

           Item 3.   Defaults Upon Senior Securities                                      56

           Item 4.   Submission Of Matters To A Vote Of Security Holders                  57

           Item 5.   Other Information                                                    57

           Item 6.   Exhibits And Reports On Form 8-K                                     57

                     (a)  Exhibits

                     (b)  Reports On Form 8-K


Signature Page                                                                            58

Certifications Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002                59-60


Item 1.  Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
(Dollars In Thousands)
---------------------------------------------------------------------------------------------------------------------

                                                                                   September 30,         December 31,
                                                                                            2002                 2001
                                                                                            ----                 ----
ASSETS

Cash and cash equivalents                                                               $  9,513             $ 13,079
Securities available for sale, at estimated fair value:
     Investment securities (amortized cost of $7,716 and $7,707 at
          September 30, 2002 and December 31, 2001, respectively)                          7,060                7,300
     Mortgage backed securities (amortized cost of $42,721 and $30,358 at
          September 30, 2002 and December 31, 2001, respectively)                         43,000               30,644
Loans held for sale, at lower of cost or market                                              170                  713
Loans receivable held for investment (net of allowances for loan losses of
     $7,742 at September 30, 2002 and $6,665 at December 31, 2001)                       496,006              465,887
Investment in capital stock of the Federal Home Loan Bank, at cost                         3,347                2,998
Accrued interest receivable                                                                3,024                2,915
Premises and equipment, net                                                                7,278                7,618
Core deposit intangibles, net                                                              1,003                1,514
Other assets                                                                               5,029                4,723
                                                                                        --------             --------

TOTAL ASSETS                                                                            $575,430             $537,391
                                                                                        ========             ========



See Notes to Condensed Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED) (Continued)
SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
(Dollars In Thousands)
---------------------------------------------------------------------------------------------------------------------

                                                                                   September 30,         December 31,
                                                                                            2002                 2001
                                                                                            ----                 ----
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Non-interest bearing demand deposits                                                    $ 24,898             $ 21,062
Interest bearing NOW checking accounts                                                    43,561               42,557
Savings deposits                                                                          18,703               19,127
Money market deposits                                                                    119,398              105,828
Certificates of deposit                                                                  255,118              243,765
                                                                                        --------             --------

   Total deposits                                                                        461,678              432,339
                                                                                        --------             --------

Advances from the Federal Home Loan Bank and other borrowings                             57,654               53,800
Accounts payable and other liabilities                                                     1,328                1,090
                                                                                        --------             --------

     Total liabilities                                                                   520,660              487,229
                                                                                        --------             --------


Commitments and contingencies


STOCKHOLDERS' EQUITY

Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued                    --                   --
Common stock, $0.01 par value, 9,000,000 shares authorized;
     4,492,085 issued at September 30, 2002 and December 31, 2001;
     3,480,756 outstanding at September 30, 2002 and
     3,456,097 outstanding at December 31, 2001                                               45                   45
Additional paid-in capital                                                                29,108               28,584
Retained earnings, substantially restricted                                               40,493               36,473
Unallocated ESOP shares                                                                     (518)                (690)
Treasury shares designated for compensation plans, at cost (14,802 shares
     at September 30, 2002 and 17,969 shares at December 31, 2001)                          (142)                (173)
Treasury stock, at cost (1,011,329 shares at September 30, 2002 and
     1,035,988 shares at December 31, 2001)                                              (13,994)             (14,006)
Accumulated other comprehensive loss, net of taxes                                          (222)                 (71)
                                                                                        --------             --------

     Total stockholders' equity                                                           54,770               50,162
                                                                                        --------             --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $575,430             $537,391
                                                                                        ========             ========


See Notes to Condensed Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001
(Dollars In Thousands, Except Per Share Amounts)
---------------------------------------------------------------------------------------------------------------------


                                                             FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                                               ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                                         -----------------------------    ---------------------------

                                                                2002           2001           2002           2001
                                                              ------         ------        -------        -------
INTEREST AND DIVIDEND INCOME:
   Loans receivable                                           $8,549         $9,084        $25,298        $26,753
   Mortgage backed securities                                    323            488            963          1,970
   Investment securities and cash equivalents                    107            186            364            741
                                                              ------         ------        -------        -------

         Total interest and dividend income                    8,979          9,758         26,625         29,464
                                                              ------         ------        -------        -------

INTEREST EXPENSE:
   Deposit accounts                                            2,578          4,032          8,084         13,072
   Advances from the FHLB and other borrowings                   606            711          1,833          1,852
                                                              ------         ------        -------        -------

         Total interest expense                                3,184          4,743          9,917         14,924
                                                              ------         ------        -------        -------

NET INTEREST INCOME BEFORE PROVISION
     FOR LOAN LOSSES                                           5,795          5,015         16,708         14,540

PROVISION FOR LOAN LOSSES                                        400            275          1,110          1,075
                                                              ------         ------        -------        -------

NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSSES                                           5,395          4,740         15,598         13,465
                                                              ------         ------        -------        -------

NON-INTEREST INCOME:
   Customer service charges                                      387            401          1,130          1,282
   (Loss) gain on sale of mortgage backed securities              (8)           156             35            190
   Commissions from sales of noninsured products                  25             35            100            223
   Gain on sale of loans                                          33             18             81             47
   Income from loan servicing                                     18             33             47             77
   Other income                                                   35             47            112            209
                                                              ------         ------        -------        -------

         Total non-interest income                               490            690          1,505          2,028
                                                              ------         ------        -------        -------


See Notes to Condensed Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001
(Dollars In Thousands, Except Per Share Amounts)
---------------------------------------------------------------------------------------------------------------------


                                                              FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                                               ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                                         -----------------------------    ---------------------------

                                                                 2002           2001            2002            2001
                                                               ------         ------         -------         -------
NON-INTEREST EXPENSE:
   Compensation and employee benefits                           1,960          1,739           5,697           5,052
   Occupancy and equipment                                        444            440           1,277           1,222
   Deposit insurance premiums                                      19             50             121             148
   Data processing fees                                           146            133             423             746
   Legal and accounting expenses                                  107            274             328             724
   Supplies, postage, telephone, and office expenses              158            158             505             510
   Advertising and promotion                                       52             86             214             143
   Amortization of intangible assets                              170            170             511             511
   Consulting                                                      16             31              59             336
   Other expense                                                  370            505           1,176           1,556
                                                               ------         ------         -------         -------

         Total non-interest expense                             3,442          3,586          10,311          10,948
                                                               ------         ------         -------         -------

INCOME BEFORE PROVISION FOR
     INCOME TAXES                                               2,443          1,844           6,792           4,545

PROVISION FOR INCOME TAXES                                        977            787           2,772           1,937
                                                               ------         ------         -------         -------

NET INCOME                                                     $1,466         $1,057         $ 4,020         $ 2,608
                                                               ======         ======         =======         =======


EARNINGS PER SHARE:

     BASIC EARNINGS PER SHARE                                  $ 0.43         $ 0.32         $  1.19         $  0.80
                                                               ======         ======         =======         =======

     DILUTED EARNINGS PER SHARE                                $ 0.42         $ 0.31         $  1.15         $  0.79
                                                               ======         ======         =======         =======



See Notes to Condensed Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2002
(Dollars And Shares In Thousands)
----------------------------------------------------------------------------------------------------------------------------


                                                                                       Treasury
                                                                                         Shares
                                                                                         Desig-
                                                                                          nated             Accum-
                                                                                            For             ulated
                                                             Addi-                Unal-    Com-              Other
                                          Common Stock      tional              located    pen-            Compre-
                                          ------------     Paid-In   Retained     ESOP   sation Treasury   hensive
                                         Shares  Amount    Capital   Earnings    Shares   Plans   Stock       Loss     Total
                                         ------  ------   --------   --------   ------- ------- --------   -------  --------
Balance at December 31, 2001             3,456   $   45   $ 28,584   $ 36,473   $(690)  $ (173) $(14,006)  $ (71)   $ 50,162

Purchase of treasury stock                 (30)                                                     (512)               (512)

Exercise of stock options                   47                 153                                   450                 603

Director fees paid using treasury            8                  61                                    74                 135
stock

Amortization of stock compensation                             310                172       31                           513

Comprehensive income:
  Net income                                                            4,020                                          4,020

  Other comprehensive income
    (loss):

    Change in net unrealized loss
      on securities available
      for sale, net of
      taxes of $(91)                                                                                        (131)       (131)


    Reclassification adjustment for
      gains on securities available
      for sale included in income,
      net of taxes of ($15)                                                                                  (20)        (20)
                                                                                                                    --------

  Other comprehensive income
       (loss), net
                                                                                                                        (151)
                                                                                                                    --------
Total comprehensive income
                                                                                                                       3,869
                                         ------  ------   --------   --------   ------- ------- --------   -------  --------
Balance at September 30, 2002            3,481   $   45   $ 29,108   $ 40,493   $(518)  $ (142) $(13,994)  $(222)   $ 54,770
                                         ======  ======   ========   ========   ======= ======= =========  =======  ========


See Notes to Condensed Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001
(Dollars In Thousands)
-------------------------------------------------------------------------------------------------------------------------

                                                                                                    FOR THE NINE MONTHS
                                                                                                    ENDED SEPTEMBER 30,
                                                                                                   ---------------------

                                                                                                      2002          2001
                                                                                                      ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                                         $ 4,020       $ 2,608

Adjustments   to  reconcile  net  income  to  net  cash  provided  by  operating activities:

Depreciation and amortization of premises and equipment                                                542           481
Amortization of intangible assets                                                                      511           511
Amortization of purchase premiums, net of accretion of discounts                                       827            93
Amortization of deferred loan fees and costs, net                                                     (212)         (159)
Provision for loan losses                                                                            1,110         1,075
Federal Home Loan Bank stock dividends                                                                (133)         (141)
Gross ESOP expense before dividends received on unallocated shares                                     467           314
Compensation expense associated with stock compensation plans                                           65           110
Director retainer fees paid in stock                                                                   135           156
Gain on sale of mortgage backed securities                                                             (35)         (190)
Gain on sale of loans held for sale                                                                    (81)          (47)
Loss (gain) on sale of fixed assets                                                                     14            (8)
Origination of loans held for sale                                                                  (9,242)       (6,966)
Proceeds from sales of loans held for sale                                                           9,866         6,559
Increase in accrued interest receivable                                                               (109)         (250)
Increase in other assets                                                                              (306)       (1,208)
Increase (decrease) in accounts payable and other liabilities                                          238          (157)
Other, net                                                                                            (875)         (724)
                                                                                                   -------       -------

     Net cash provided by operating activities                                                       6,802         2,057
                                                                                                   -------       -------


CASH FLOWS FROM INVESTING ACTIVITIES:

Net increase in loans held for investment                                                          (30,119)      (62,672)
Purchases of investment securities available for sale                                               (4,854)           --
Proceeds from maturities of investment securities available for sale                                 4,850            --
Purchases of mortgage backed securities available for sale                                         (46,155)      (20,493)
Principal repayments on mortgage backed securities available for sale                               28,683        21,368
Proceeds from sales of mortgage backed securities available for sale                                 4,500        12,097
Purchases of Federal Home Loan Bank stock                                                             (216)         (298)
Proceeds from the sale of premises and equipment                                                        --            13
Purchases of premises and equipment                                                                   (216)       (1,062)
                                                                                                   -------       -------

     Net cash used in investing activities                                                         (43,527)      (51,047)
                                                                                                   -------       -------

See Notes to Condensed Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001
(Dollars In Thousands)
------------------------------------------------------------------------------------------------------------------------

                                                                                                    FOR THE NINE MONTHS
                                                                                                    ENDED SEPTEMBER 30,
                                                                                                   ---------------------

                                                                                                      2002          2001
                                                                                                      ----          ----
CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase in deposits                                                                            29,339        20,829
Proceeds (repayments) of Federal Home Loan Bank advances, net                                        3,700        15,000
Proceeds of other borrowings, net                                                                      154           361
Purchases of treasury stock                                                                           (512)           --
Sales of treasury stock for exercise of stock options                                                  478         1,021
                                                                                                   -------       -------

     Net cash provided by financing activities                                                      33,159        37,211
                                                                                                   -------       -------

NET DECREASE IN CASH & CASH EQUIVALENTS                                                             (3,566)      (11,779)

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                      13,079        25,159
                                                                                                   -------       -------

CASH & CASH EQUIVALENTS AT END OF PERIOD                                                           $ 9,513       $13,380
                                                                                                   =======       =======



SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid during the period for:
     Interest on deposits and borrowings                                                           $ 8,087       $14,872
     Income taxes                                                                                  $ 2,500       $ 2,850


SUPPLEMENTAL DISCLOSURES OF NON CASH
INVESTING AND FINANCING ACTIVITIES

Loan transferred to held for investment, at market value                                                --       $    85




See Notes to Condensed Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 1:  Basis Of Presentation

         The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of Management, all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

         Monterey Bay Bancorp, Inc. ("MBBC") is incorporated in the State of Delaware and is the holding company for Monterey Bay Bank ("Bank"). The Bank maintains a subsidiary, Portola Investment Corporation ("Portola"). These three companies are referred to herein on a consolidated basis as the "Company". The Company's headquarters are in Watsonville, California. The Company offers a broad range of financial services to both consumers and businesses. All significant inter-company transactions and balances have been eliminated.

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

         There was no difference in the numerator, net income, used in the calculation of basic earnings per share and diluted earnings per share. The denominator used in the calculation of basic earnings per share and diluted earnings per share for the three and nine month periods ended September 30, 2002 and 2001 is reconciled in the following table. The following table also presents the calculation of the Company's Basic EPS and Diluted EPS for the periods indicated.

                                                              For The Three Months                For The Nine Months
                                                              Ended September 30,                 Ended September 30,
                                                         ----------------------------        ----------------------------

(In Whole Dollars And Whole Shares)
                                                               2002              2001              2002              2001
                                                         ----------        ----------        ----------        ----------
Net income                                               $1,466,000        $1,057,000        $4,020,000        $2,608,000
                                                         ==========        ==========        ==========        ==========

Average shares issued                                     4,492,085         4,492,085         4,492,085         4,492,085

Less weighted average:
   Uncommitted ESOP shares                                  (85,352)         (121,289)          (94,336)         (130,273)
   Non-vested stock award shares                            (15,166)          (26,903)          (16,238)          (30,289)
   Treasury shares                                       (1,007,045)       (1,050,040)       (1,011,979)       (1,070,491)
                                                         ----------        ----------        ----------        ----------

Sub-total                                                (1,107,563)       (1,198,232)       (1,122,553)       (1,231,053)
                                                         ----------        ----------        ----------        ----------

Weighted average BASIC shares outstanding                 3,384,522         3,293,853         3,369,532         3,261,032

Add dilutive effect of:
   Stock options                                            123,253            90,591           123,577            58,499
   Stock awards                                               1,343             1,112             1,419
                                                         ----------        ----------        ----------        ----------
                                                                                                                      706

Sub-total                                                   124,596            91,703           124,996            59,205
                                                         ----------        ----------        ----------        ----------

Weighted average DILUTED shares outstanding               3,509,118         3,385,556         3,494,528         3,320,237
                                                         ==========        ==========        ==========        ==========

Earnings per share:

   BASIC                                                 $     0.43        $     0.32        $     1.19        $     0.80
                                                         ==========        ==========        ==========        ==========

   DILUTED                                               $     0.42        $     0.31        $     1.15        $     0.79
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

         Reclassification adjustments for realized net gains included in other comprehensive income for investment and mortgage backed securities classified as available for sale for the three and nine month periods ended September 30, 2002 and 2001 are summarized as follows:

                                              Three Months Ended September 30,       Nine Months Ended September 30,
                                             ----------------------------------    ----------------------------------
                                                        2002              2001                 2002             2001
                                                        ----              ----                 ----             ----
(Dollars In Thousands)
Gross reclassification adjustment                      $  (8)           $  156                $  35           $  190
Tax benefit (expense)                                      3               (64)                 (15)             (78)
                                                       -----             -----                -----           ------

Reclassification adjustment, net of tax                $  (5)            $  92                $  20           $  112
                                                       ======            =====                =====           ======

         A reconciliation of the net unrealized gain or loss on available for sale securities recognized in other comprehensive income is as follows:

                                                               Three Months Ended                  Nine Months Ended
                                                                  September 30,                      September 30,
                                                       ---------------------------        ---------------------------
                                                               2002          2001                 2002          2001
                                                               ----          ----                 ----          ----
(Dollars In Thousands)
Holding (loss) gain arising during the period, net           $ (208)        $ 208               $ (131)       $  673
of tax
Reclassification adjustment, net of tax                           5           (92)                 (20)         (112)
                                                             ------         -----               ------         ------
Net unrealized (loss) gain recognized in
     other comprehensive income                              $ (203)        $ 116               $ (151)        $  561
                                                             =======        =====               =======        ======

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

                                                                  Stock                            Stock       Average
                                                                Options            Stock         Options      Exercise
                                Stock           Stock      Cumulatively          Options       Available      Price Of
                              Options         Options        Vested And     Cumulatively      For Future        Vested
Date                       Authorized     Outstanding       Outstanding        Exercised          Grants       Options
----                       ----------     -----------       -----------        ---------          ------       -------
December 31, 2001             757,929         425,104           255,224          195,761         137,064       $ 10.88
March 31, 2002                757,929         390,999           238,390          225,566         141,364       $ 11.07
June 30, 2002                 757,929         386,174           249,915          230,391         141,364       $ 11.06
September 30, 2002            757,929         371,866           238,182          242,724         143,339       $ 11.00

Activity during the three and nine months ended September 30, 2002 included:

                                   Three Months Ended          Nine Months Ended
                                   September 30, 2002         September 30, 2002
                                   ------------------         ------------------
Granted                                         4,500                     10,000
Canceled                                        6,475                     16,275
Exercised                                      12,333                     46,963
Vested                                            600                     29,921

         The exercise price of individual vested stock options ranged from a low of $8.19 per share to a high of $16.60 per share as of September 30, 2002.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

--------------------------------------------------------------------------------


NOTE 5:  Stock Award Plan

         The Company maintains the Performance Equity Program ("PEP") for officers and employees. Awards under the PEP typically vest over a five year time period, although in certain instances the Company has utilized unallocated or forfeited PEP shares for immediately vested stock grants in lieu of cash compensation. Awards under the PEP are both time-based and performance-based. All outstanding stock awards under the PEP vest in the event of a change in control of the Company. Compensation expense related to the PEP for the nine months ended September 30, 2002 and 2001 was $65 thousand and $110 thousand. The following table summarizes the status of this plan:

                                                         Stock                              Stock
                                                        Awards             Stock           Awards
                                       Stock       Outstanding            Awards        Available
                                      Awards           And Not      Cumulatively       For Future
Date                              Authorized            Vested            Vested           Grants
----                              ----------            ------            ------           ------
December 31, 2001                    141,677            17,969           123,708               --
March 31, 2002                       141,677            16,486           125,191               --
June 30, 2002                        141,677            15,436           126,241               --
September 30, 2002                   141,677            14,802           126,875               --


         Activity during the three and nine months ended September 30, 2002 included:

                     Three Months Ended         Nine Months Ended
                     September 30, 2002        September 30, 2002
                     ------------------        ------------------
Granted                             450                       450
Canceled                            450                       450
Vested                              634                     3,167

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

--------------------------------------------------------------------------------


NOTE 6:  Commitments & Contingencies

         At September 30, 2002, commitments maintained by the Company included firm commitments to originate $25.9 million in various types of loans, a firm commitment to purchase a $1.0 million commercial real estate loan, and optional commitments to sell $3.6 million in fixed rate residential mortgages on a servicing released basis. The Company maintained no firm commitments to purchase securities, to assume borrowings, or to sell securities at September 30, 2002.


NOTE 7:  Recent Accounting Pronouncements

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


NOTE 8:  Reclassifications

         Certain amounts in the December 31, 2001 and September 30, 2001 financial statements have been reclassified to conform to the September 30, 2002 financial statement presentation.

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


Availability Of Information

         This Report on Form 10-Q is available free of charge at the following Internet sites:

o    www.sec.gov

o    www.montereybaybank.com

         Monterey Bay Bancorp, Inc. makes available free of charge through its Internet site its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities & Exchange Commission ("SEC").

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

         At September 30, 2002, the Company had $575.4 million in total assets, $496.2 million in net loans receivable, and $461.7 million in total deposits. The Company is subject to regulation by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC"). The principal executive offices of the Company and the Bank are located at 567 Auto Center Drive, Watsonville, California, 95076, telephone number (831) 768 - 4800, facsimile number (831) 722 - 6794. The Company may also be contacted via electronic mail at: INFO@MONTEREYBAYBANK.COM. The Bank is a member of the Federal Home Loan Bank of San Francisco ("FHLB") and its deposits are insured by the FDIC to the maximum extent permitted by law.

         The Company conducts business from eight full service branch offices in its primary market area in Central California, one loan production office in Los Angeles, 11 automated teller machines ("ATM's") including two stand-alone ATM's, and its administrative facilities in Watsonville, California. In addition, the Company supports its customers through bilingual (English / Spanish) 24 hour telephone banking, Internet banking, electronic bill payment, remote deposit capability, bank by mail, and ATM access through an array of networks including STAR, CIRRUS, and PLUS. Through its network of banking offices, the Bank emphasizes personalized service in assisting individuals, families, community organizations, and businesses in attaining their financial objectives. The Bank offers a wide complement of lending and deposit products.

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

         The Company applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for stock options. Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of grant over the amount the employee or director must pay to acquire the stock. Because the Company's stock option Plans provide for the issuance of options at a price of no less than the fair market value at the date of grant, no compensation cost is required to be recognized for the Plans.

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


Recent Developments

         Recent regulatory, financial industry, and other developments have included the following:

o On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. This new legislation addresses accounting oversight and corporate governance. The new law creates a five member oversight board appointed by the Securities & Exchange Commission ("SEC") that will set standards for accountants and have investigative and disciplinary powers. The new legislation prohibits accounting firms from providing various types of consulting services to public attest clients and requires accounting firms to rotate partners among public client assignments every five years. The new legislation also increases penalties for financial crimes, requires expanded disclosure of corporate operations and internal controls, enhances controls on and reporting of insider trading, expands the SEC's budget, and places statutory separations between investment bankers and analysts. Various aspects of the new legislation are dependent upon subsequent rulemaking by the SEC. Management is currently evaluating what impacts the new legislation will have upon the Company, including a likely increase in certain outside professional costs. The Company currently utilizes its external attestation auditor only for audit services and other closely related services, and assistance with the preparation of income tax returns.

o Federal legislation reforming the bankruptcy code remains in conference between the House of Representatives and the Senate. This legislation, depending upon its final form, if any, could potentially assist the Bank in collecting certain credits.

o The Federal Reserve is pursuing modifications in its discount window program to encourage borrowings from financial institutions. These changes are projected to favorably impact the liquidity of financial institutions, including the Bank.

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

o The new capital plan of the FHLB-San Francisco was approved by the Federal Housing Finance Board on June 12, 2002. The FHLB-SF has not yet established an implementation date for the new capital plan, with such implementation required by June 2005. The Bank will receive at least 240 days' written notice of the implementation date. The new capital plan incorporates a single class of stock and requires each member to own stock in amount equal to the greater of: a) a membership stock requirement, or b) an activity based stock requirement. The new capital stock is redeemable on five years' written notice, subject to certain conditions. The Company does not believe that the initial implementation of the FHLB-SF new capital plan as most recently communicated by the FHLB-SF will have a material impact upon the Company's financial condition, cash flows, or results of operations. However, latitude for the FHLB-SF included within the new capital plan could result in the Bank's being required to purchase as much as 50% additional capital stock or sell as much as 50% of its proposed capital stock requirement at the discretion of the FHLB-SF.

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

o The FDIC has scheduled a meeting in November 2002 to determine whether to implement higher federal deposit insurance premium rates in 2003. This evaluation has been spurred by a decline in the BIF reserve ratio to near the 1.25% statutory minimum. An increase in premium rates, depending upon how implemented, could adversely affect the Company's results of operations.

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

o The State of California legislature approved and the governor signed in September 2002 new tax laws that impact the utilization of net operating losses and conform bank bad debt deductions to federal tax law, with a transition provision for 2002. The Company has no net operating loss carryovers, and the transition provision associated with the State treatment of bad debt deductions provided a one time benefit to the Company, but will also accelerate the payment (but not impact the amount) of certain tax obligations.

Strategic Plan

         The Company's strategic plan envisions transforming the Bank from a 77 year old savings & loan into a community focused commercial bank serving the financial needs of individuals, families, organizations, and businesses. The strategic plan incorporates a greater amount of income property, construction, and business lending funded with a higher percentage of transaction deposit accounts. The strategic plan also includes improvements in the Company's efficiency ratio and return on stockholders' equity, two key measures of financial performance where the Company has lagged high performing peer institutions. However, the pace of the Company's conversion from a savings & loan into a locally focused community bank will be impacted in coming quarters by multiple factors, many of which are outside the Company's control, including the strength of the California and national economies, competition, regulatory and legislative changes, and trends in real estate values. The State of California budget deficit could also unfavorably impact the Company and / or slow its strategic transformation. The strategy being pursued by the Company also presents various types of tactical implementation risks. The Bank is under no immediate pressure to pursue a change in charter at this time, as its Qualified Thrift Lender ("QTL") ratio was 71.0% at September 30, 2002, compared to a minimum requirement of 65.0% to retain its federal thrift charter.


Overview Of Business Activity

         During the third quarter and first nine months of 2002, the Company continued the implementation of its strategic plan. The Bank focuses on building longstanding customer relationships, investing the time and energy to get to know customers well and understand their financial objectives. Another key aspect of the transformation strategy is a significant increase in the community involvement and contributions made by the Bank, its Directors, and its employees. These efforts are facilitated by the Bank's Director of Community
Relations. The Company seeks to differentiate itself from its competition through various means, particularly by providing a superior level of customer service.

         Key accomplishments during the third quarter of 2002 included:

o record quarterly net income of $1.47 million and diluted earnings per share of $0.42

o improving the Company's return on average assets to 1.03% and return on average equity to 10.73%, from 0.80% and 8.76%, respectively, during the same quarter the prior year

o the attainment of record levels of total assets, loans, deposits, and stockholders' equity at September 30, 2002

o    significant progress in shifting the composition of the loan portfolio

o net interest income rose versus the same period during the prior year, due to both a larger average balance sheet fueled by increased deposits and loans and due to expanded spreads resulting from the planned change in balance sheet composition

o a further improvement in the Company's efficiency ratio, to 54.77% for the three months ended September 30, 2002

o continued maintenance of favorable credit quality as measured by net charge-offs, with a decline in non-accrual loans from June 30, 2002 to September 30, 2002

o    increased local commercial banking business

o expanded local community and financial benefits arising from the Company's participation in the State of California Enterprise Zone program

o the Bank's visibility and relationships with community leaders and business associations continued to strengthen, as evidenced by the Bank's being nominated for "Business Of The Year" by a local Chamber of Commerce

         The Company has realized certain operating efficiencies from the new technology environment implemented and better optimized over the past 18 months. Additionally, the favorable credit quality experienced during the first nine months of 2002 allowed the Company to avoid significant operating costs for collections and foreclosures. The Company's commitment to quality customer service was exemplified during the third quarter and early fourth quarter of 2002, when telecommunications network upgrades were implemented to speed transaction processing for both deposits and new account openings.


Stockholder Value

         The Company has continued its strong focus on enhancing stockholder value during 2002. Tangible book value per share increased from $14.08 at December 31, 2001 to $15.45 at September 30, 2002. Coverage of the Company by a second equity analyst was obtained during the second quarter, and Management is pursuing coverage by a third equity analyst to begin during the fourth quarter of 2002. The Company has also added additional market makers in the past year to facilitate the liquidity of its common stock. Subject to the terms of its stock repurchase plan, the Company has accelerated the pace of its stock repurchases during the third and fourth quarters of 2002.

         Effective November 1, 2002, the Company's Directors will be paid under a revised Director fee program. The new program provides for all Director compensation of any type, other than travel reimbursement, to be paid exclusively in Company common stock. In addition, base retainer fees were reduced, with new fees implemented based upon meeting attendance and the number of Board committees served. In adopting the new Director fee plan, the Board sought to even more closely align their compensation with stockholder interests by making Director compensation more performance and activity based. Total annual costs under the new Director fee plan are projected to be close to those associated with the prior program that was primarily focused upon flat retainer fees.

         The Company's executive Management has volunteered to accept a portion of their 2002 cash incentive compensation in Company common stock, repeating elections made in prior years.

         The Company's Directors and Officers have continued to be net purchasers of the Company's common stock during 2002. For example, in October 2002, the Company's Chief Executive Officer and Chief Financial Officer purchased an additional 1,000 and 300 shares, respectively, on the open market, adding to their investment in the Company.

         A significant number of the Bank's employees have an ownership interest in the Company, through one or more of the following:

o    direct stock purchases

o    the Employee Stock Ownership Plan ("ESOP")

o    incentive stock options

o    stock grant awards

o    stock  purchased  with funds  contributed by employees to the Bank's 401(k)
     Plan

         The Board of Directors and Management have targeted the transformation strategy into a community focused commercial bank based on their belief that this approach presents the best current opportunity to enhance long term stockholder value. The Company maintains an active relationship with its investment banker in monitoring potential opportunities to augment stockholder value. The Company selected as its investment banker a firm that specializes in financial institutions.

Holding Company Bylaw Changes

         At its October 2002 meeting, the MBBC Board of Directors approved two changes to the bylaws of the holding company. The retirement date for Directors was modified from no later than December 31 of the year in which they attain an age of 72 to no later than December 31 of the year in which they attain an age of 73. In addition, the total Company stock ownership requirement for Directors was increased, subject to certain conditions, from 1,000 shares to 5,000 shares. McKenzie Moss, Chairman of the Board, is currently 72 years old. The amended and restated bylaws, effective October 24, 2002, are attached to this Form 10-Q as an Exhibit.


Changes In Financial Condition From December 31, 2001 To September 30, 2002

         Total assets increased $38.0 million (7.1%) from $537.4 million at December 31, 2001 to a record $575.4 million at September 30, 2002.

         Cash & cash equivalents decreased from $13.1 million at December 31, 2001 to $9.5 million at September 30, 2002 due to the Company using cash & cash equivalents to fund expansions in the security and loan portfolios.


Securities

         At September 30, 2002,  the Company owned no corporate  bonds issued by
WorldCom,   Enron,   or  any   other   companies   primarily   engaged   in  the
telecommunications, technology, or energy industries.

         Investment securities available for sale were little changed during the first nine months of 2002, totaling $7.3 million at December 31, 2001 and $7.1 million at September 30, 2002. At both these dates, the Company's investment security portfolio was identically composed of two floating rate corporate trust preferred bonds rated "A" and "A-" by Standard & Poors at September 30, 2002. These corporate trust preferred securities are issued by large US financial institutions. The slight decrease in balance during 2002 resulted from the mark to market adjustment for available for sale securities, which reflects increased credit spreads and reduced demand for long term corporate bonds repricing based upon three month LIBOR.

         The average balance of investment securities during the first nine months of 2002 was increased by the purchase of Agency debentures which had been called for redemption by the issuer. The Company acquired these bonds, which typically have a remaining term of ten to fourteen days, as a higher yielding alternative to federal funds sold, repurchase agreements, and other short term investments. The Company owned no Agency debentures at September 30, 2002.

         Mortgage backed securities available for sale increased from $30.6 million at December 31, 2001 to $43.0 million at September 30, 2002. The Company continued to purchase relatively low duration Agency collateralized mortgage obligations ("CMO's") during the third quarter of 2002 to serve as collateral for certain deposits and to invest available liquidity. The low duration was targeted in conjunction with the Company's asset / liability management program and in order to provide cash flows in subsequent periods to fund anticipated loan production.

         During the first quarter of 2002, the Company sold a somewhat higher duration private label CMO with $2.7 million in par value in conjunction with its interest rate risk management program. In early July 2002, the Company sold an Agency CMO with $2.0 million in par value to further moderate its net liability sensitivity (see Interest Rate Risk Management And Exposure). The vast majority of the Company's mortgage backed securities at September 30, 2002 were relatively low duration bonds, and all of the Company's mortgage backed securities at September 30, 2002 passed the Federal Financial Institutions Examination Council ("FFIEC") test for volatility. Management believes that allocating asset duration to new loans versus securities facilitates better community support and derives a higher yield for the same level of exposure to future increases in general market interest rates.

Loans

         Loans held for sale totaled $170 thousand at September 30, 2002, down from $713 thousand at December 31, 2001. The Company sells most of its long term, fixed rate residential mortgage production into the secondary market on a servicing released basis, and purchases more interest rate sensitive loans as part of its interest rate risk management program. All loans held for sale at September 30, 2002 were matched with optional commitments to deliver such loans into the secondary market.

         Loans held for investment, net, increased from $465.9 million at December 31, 2001 to a record $496.0 million at September 30, 2002. The increase resulted from a combination of strong internal loan originations and from purchases of, or participations in, individual income property and construction loans from correspondent banks. The Company follows its customary underwriting policies in evaluating loan purchases and participations.

         Relatively high loan payoff volumes stemming from the low interest rate environment restrained the rate of loan portfolio growth during 2002.

         The Company opened its Los Angeles loan production office during the first quarter of 2002. This office concentrates on relationship based lending to local real estate investors and developers, with a particular emphasis on income property and construction lending. The Los Angeles loan production office ended the third quarter of 2002 with a significant loan pipeline, fueled by the local market knowledge of the Company's lending staff and by the relative strength of the economy and real estate markets in southern California.

         Total net loans as a percentage of total assets were 86.2% at September 30, 2002, down slightly from 86.8% at December 31, 2001. The Company has targeted increasing this ratio to 90.0% as part of its strategy of supporting its interest margin, fostering economic activity in its local communities, and effectively utilizing the Bank's capital.

         The loan portfolio product mix shifted during the first nine months of 2002 in conformity with the Company's strategic plan. Residential one to four unit loans declined from 42.3% of gross loans at December 31, 2001 to 35.5% of gross loans at September 30, 2002. In contrast, commercial real estate loans rose from 22.6% to 23.9%, construction loans increased from 7.9% to 10.2%, land loans increased from 2.5% to 4.1%, commercial loans rose from 1.8% to 3.1%, and consumer loans (primarily home equity lines of credit) increased from 1.4% to 1.9%. This change in loan mix was facilitated by the commercial business relationship officers the Company hired over the past year and by the new Los Angeles loan production office. To the extent economic and competitive conditions permit, the Company plans to continue decreasing the percentage of its loan portfolio allocated to residential mortgages in favor of other generally higher yielding and more interest rate sensitive types of loans.

         Management anticipates for the fourth quarter of 2002:

o a significant volume of new loans, as the Company intends to more extensively meet the credit needs of its customers and local communities

o historically high prepayment rates for mortgages and mortgage related securities, fueled by the record level of refinance activity occurring, which in turn has been supported by historically low interest rates

o    residential mortgages comprising a smaller percentage of total gross loans

Despite the Company's concluding the third quarter of 2002 with a significant loan pipeline, Management is uncertain regarding the projected size of the loan portfolio at the end of 2002, as prepayments during October 2002 were historically high at $18.5 million, and could continue at historically high levels in the current low interest rate environment. Other factors, including many outside the control of the Company, could affect the realization of the above expectations.

         The Company's commercial banking group continued to produce increased business during the first nine months of 2002. Commercial business loans outstanding increased from $8.8 million at December 31, 2001 to $16.7 million at September 30, 2002. This group has also generated applications for commercial real estate mortgages and construction loans in 2002, in addition to acquiring new deposits. The commercial lending pipeline at September 30, 2002 pointed toward the continued gradual expansion of commercial banking customer relationships during the fourth quarter of 2002.

         During the third quarter of 2002, the Company introduced "remote deposit" services to its business and high net worth individual accounts. Via this new service, the Bank's customers can make deposits to their Monterey Bay Bank checking account at any branch of a correspondent bank with over 4,900 banking locations in 23 states. Remote deposit services were implemented to offer improved convenience and assist the Bank in competing with larger financial institutions with more extensive branch networks. Management plans to utilize this new service to continue expanding deposits by commercial banking group customers, which totaled $8.5 million at September 30, 2002.

         Additional   information   regarding  loan  portfolio   composition  is
presented in the following table:

(Dollars In Thousands)                                                       September 30,       December 31,
                                                                                      2002               2001
                                                                                      ----               ----
Held for investment:
   Loans secured by real estate:
      Residential one to four unit                                                $187,484           $204,829
      Multifamily five or more units                                               112,407            103,854
      Commercial and industrial                                                    126,606            109,988
      Construction                                                                  54,207             38,522
      Land                                                                          21,598             11,924
                                                                                  --------           --------
   Sub-total loans secured by real estate                                          502,302            469,117

   Other loans:
      Home equity lines of credit                                                    9,574              6,608
      Loans secured by deposits                                                        215                202
      Consumer lines of credit, unsecured                                              155                170
      Commercial term loans                                                          5,130              3,163
      Commercial lines of credit                                                    11,520              5,680
                                                                                  --------           --------
   Sub-total other loans                                                            26,594             15,823

   Sub-total gross loans held for investment                                       528,896            484,940

   (Less) / Plus:
      Undisbursed construction loan funds                                          (24,935)           (12,621)
      Unamortized purchase premiums, net of purchase discounts                         568                435
      Deferred loan fees and costs, net                                               (781)              (202)
      Allowance for loan losses                                                     (7,742)            (6,665)
                                                                                  --------           --------

Loans receivable held for investment, net                                         $496,006           $465,887
                                                                                  ========           ========

Held for sale:
   Residential one to four unit                                                   $    170           $    713
                                                                                  ========           ========

FHLB Stock

         The Company's investment in the capital stock of the FHLB-SF increased from $3.0 million at December 31, 2001 to $3.3 million at September 30, 2002 due to stock dividends and the required purchase of additional stock as a result of the growth in the Bank's balance sheet.

Premises and Equipment

         Premises and equipment, net, decreased from $7.6 million at December 31, 2001 to $7.3 million at September 30, 2002, as periodic depreciation and amortization exceeded new purchases. Because the Company acquired significant new hardware and software during 2001 in support of the new core processing system, fixed asset acquisitions in 2002 have been and are expected to continue to be moderate. This expectation could, however, change in the event the Company is successful in opening a de novo branch or acquiring a branch from another financial institution. Fixed asset requirements for the new Los Angeles loan production office were not significant.


Core Deposit Intangibles

         Core deposit intangibles, net, declined from $1.5 million at December 31, 2001 to $1.0 million at September 30, 2002 in conjunction with periodic amortization. Under OTS regulations, intangible assets, including core deposit premiums, reduce regulatory capital, resulting in lower regulatory capital ratios than would otherwise be the case.


Deposits

         Deposits increased from $432.3 million at December 31, 2001 to a record $461.7 million at September 30, 2002. This increase primarily resulted from:

o The Bank's issuance of its first brokered certificate of deposit ("CD"), for $20.0 million, during the second quarter of 2002.

o A $9.0 million increase in deposits from the State of California time deposit program during 2002. The State places funds with California banks as a vehicle for encouraging employment and economic growth.

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

o    the efficiency of one relatively large issuance

o    the attractiveness of the pricing

o    the Company's loan to deposit ratio approaching 110%

o the one year term integrating effectively with the Company's asset / liability management program

         The Company continues to pursue increases in transaction account balances as a fundamental component of its strategic plan. Excluding the impact of the aggregate $29.0 million increase in brokered and State certificates of deposit, transaction accounts increased from 43.6% of total deposits at December 31, 2001 to 47.7% of total deposits at September 30, 2002. This shift in mix contributed to the Company's reducing its weighted average cost of deposits from 2.41% during the second quarter of 2002 to 2.26% during the third quarter of 2002. This 15 basis point reduction in deposit cost was attained despite the historically low level of interest rates and therefore the Company's limited ability to decrease interest rates on many deposit products that are currently priced between zero and one percent.

         Key trends and results within the deposit portfolio during the first nine months of 2002 included:

o Non-interest bearing demand deposits increased from $21.1 million at December 31, 2001 to $24.9 million at September 30, 2002. This rise was supported by balances maintained by commercial banking customers and the Company's targeting demand deposit balances as part of its sales management program.

o Interest bearing NOW checking account balances increased from $42.6 million at December 31, 2001 to $43.6 million at September 30, 2002. The Company has pursued new consumer checking accounts throughout 2002, with a special promotion during October providing new checking account customers with the opportunity to earn a bonus yield on a new three year CD placed on combined statement with the new checking account. During the first nine months of 2002, the Company experienced particularly aggressive advertising and price competition for consumer NOW deposits from one large national thrift. This thrift paid interest rates far above market and significantly in excess of the federal funds rate. The Company has been reluctant to match these prices, and has instead focused on competing based upon service, convenience, flexible access (e.g. bilingual telephone banking, Internet banking, ATM access, debit card, and in-branch service), and overall business relationships.

o Savings deposits decreased from $19.1 million at December 31, 2001 to $18.7 million at September 30, 2002. While the Company continues to offer traditional statement savings products, its sales focus has instead concentrated on checking and money market accounts due to the greater features and flexibility offered.

o Money market deposits increased from $105.8 million at December 31, 2001 to $119.4 million at September 30, 2002. Money market deposit balances during the first nine months of 2002 were positively impacted by Bank advertising and sales programs, and by certain customers waiting to commit funds to certificates of deposit given the historically low interest rate environment. In addition, during the first nine months of 2002, the Company offered interest rates on its Money Market Plus product that were in excess of many money market mutual funds and money market accounts offered through securities firms. The Bank's sales staff was trained to highlight this differential, and to explain the many attractive attributes of the Money Market Plus product, including:

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

     B. extensively tiered interest rates, whereby earnings on the account increase as each successively higher balance tier is attained

     C.  FDIC insurance to the maximum amount permitted by law

     D.  combined statement with other Bank products

     E.  automatic transfers and direct deposit

o Certificate of deposit balances excluding the $20.0 million brokered CD and the $9.0 million rise in time deposits from the State of California decreased from $243.8 million at December 31, 2001 to $226.1 million at September 30, 2002. This decline in part resulted from certain customers delaying committing funds to fixed term, fixed rate certificates of deposit due to the historically low interest rate environment and from significant price competition from two large thrifts, one local credit union, and several non-traditional competitors. Price competition from banks specializing in credit card lending has also been significant during 2002, as certain customers needing a given level of nominal interest income have pursued national avenues for their CD funds due to the historically low interest rate environment. During the first nine months of 2002, the Company priced its longer term (18 to 60 months) CD's attractively as part of its asset / liability management program and to encourage the development of longer term customer relationships. In addition, the Company has conducted various print advertising campaigns for 24 to 36 month CD's during 2002. These campaigns attracted new customers, with whom the Company's employees discussed the establishment of a more complete banking relationship.

         Management is, however, not satisfied with the volume of deposit acquisition achieved by its eight full service retail branches during the first nine months of 2002, particularly in light of general deposit inflows into the banking system from investors leaving the equity markets. Management responded to this performance by:

o    designing new relationship oriented deposit products, as detailed below

o recruiting a Branch Sales Manager during the second quarter of 2002, whose primary responsibility is to implement and manage an improved sales culture throughout the branch network

o adjusting branch staff compensation to provide for an increased incentive opportunity based upon deposit growth and quality customer service

         Increasing the percentage of total deposits comprised of checking, savings, and money market accounts is integral to the Company's strategic plan, as transaction accounts provide for a lower cost of funds versus most other funding sources, generate fee income, furnish opportunities for expanding business relationships and cross-selling other products and services to customers, and are typically less interest rate sensitive than many other funding sources. The Company plans to introduce a new suite of transaction account products during the fourth quarter of 2002 and the first quarter of 2003. These new products will focus on two key characteristics:

o    providing customer choice and options

o    promoting relationship banking

         For example, the new consumer checking account products will facilitate the customer's selection of how they wish to avoid periodic service charges and how to earn more interest based upon their individual financial profile. Many of the new accounts provide benefits such as free services, eliminated periodic service charges, or higher rates of interest for building a relationship with the Bank through multiple deposit products and combined statements. The new products also further encourage businesses to bank with the Company, as the principals can obtain preferred personal pricing while the business benefits from new products and services. The Company plans to coordinate the introduction of these new deposit products with marketing and promotion activities.

         The Company plans to introduce two new money market accounts in the latter part of the fourth quarter of 2002: Investors Money Market and Business Money Market. Investors Money Market is a highly tiered product targeted to attract funds from money market mutual funds and brokerage firms. Business Money Market is a product designed specifically for the Bank's local commercial customers seeking an attractive return on liquid funds while also enjoying the many attractive attributes provided by the Bank, including Internet banking, global ATM access, 24 hour bilingual telephone banking, and, above all, superior customer service by local bankers familiar with their business.

         The Company's ratio of loans to deposits was 107.47% at September 30, 2002, down slightly from December 31, 2001. In light of this ratio, the Company has implemented the following strategic and tactical actions during the first nine months of 2002:

o modified staff incentive programs to more strongly focus on expanding deposit relationships

o directed a higher percentage of the advertising and promotion budget to deposit generation

o    accepted  a  brokered   deposit  and   established  a  new  deposit  broker
     relationship

o acquired additional deposits through the State of California time deposit program

o implemented "remote deposit" services for businesses (including those introduced to the Company through the Los Angeles loan production office) and individuals maintaining relatively higher deposit balances

         In addition, due to the Company's objective of effectively leveraging its capital position through lending, the Company is exploring various strategic and tactical alternatives for further increasing its funding base, including:

o pursuing opportunities for additional branch locations, either de novo or acquisition of existing branches from other financial institutions

o    introducing new deposit products and related services, as discussed above

o increased business lending with associated compensating customer deposit balances

o relationship loan pricing for income property owners maintaining operating accounts with the Company

         Early in the fourth quarter of 2002, Management initiated discussions to negotiate the lease of commercial retail space for a de novo branch in the Company's primary market area. However, no assurance can be provided that the Company will be successful in securing the site and adding this de novo branch to its current network.

         Despite Management's lack of satisfaction with the deposit generation stemming from its eight full service branches, during the first nine months of 2002, the Company has not, however, pursued the offering of deposit rates substantially above market in order to avoid:

o    attracting highly volatile funds

o    placing pressure on the net interest margin

o decreasing focus on its relationship banking approach and commitment to providing superior customer service


Borrowings

         Borrowings increased from $53.8 million at December 31, 2001 to $57.7 million at September 30, 2002. The increase was associated with funding the rise in the loan and security portfolios. The $57.7 million balance at September 30, 2002 included $53.6 million in term FHLB advances and a $3.7 million overnight FHLB advance. All of the Company's FHLB advances at September 30, 2002 were fixed rate, fixed term or overnight borrowings without call or put option features. The Company has $8.0 million in term FHLB advances with a weighted average interest rate of 2.33% scheduled to mature during the fourth quarter of 2002. Management plans to roll over this debt for the terms that best integrate with the Company's objectives for interest rate risk management.


Stockholders' Equity

         Total stockholders' equity increased from $50.2 million at December 31, 2001 to a record $54.8 million at September 30, 2002. Factors contributing to the increase included:

o    $4.0 million in 2002 year to date net income

o continued amortization of deferred stock compensation, including both ESOP and PEP shares

o    the ongoing payment of Director retainer fees with Company common stock

o the exercise of 46,963 vested stock options, generating $603 thousand in additional stockholders' equity

         The above factors more than offset the impact of:

o    the repurchase of 30,000 shares of the Company's common stock

o depreciation in the portfolio of securities classified as available for sale

         Repurchases   of  the   Company's   common   stock  under  the  current
authorization during 2002 are summarized as follows:

                                    Number Of Shares            Price Range Of
Quarter In 2002                          Repurchased            Repurchases
---------------------           ---------------------           ----------------

First                                          5,000            $16.25
Second                                            --            --
Third                                         25,000            $17.10 - $17.36
Fourth [1]                                    31,000            $18.15
                                              ------            ------

Total / Average                               61,000            $17.62
                                              ======            ======

-----------------------------------------
[1] Through November 11, 2002


         At November 11, 2002, there were 53,035 remaining shares authorized for repurchase under the Company's current repurchase program.

         The Company did not declare or pay any cash dividends during the first nine months of 2002. The Board of Directors continues to believe that alternative uses for the Company's capital, at this time, are more attractive than the payment of a cash dividend.

         Tangible book value per share increased from $14.08 at December 31, 2001 to $15.45 at September 30, 2002. The amount of increase in tangible book value per share during the fourth quarter of 2002 may be favorably impacted by:

o the impact on additional paid-in capital of the Company's higher stock price as reflected in the accounting for the ESOP

o the effect of utilizing deferred stock compensation in lieu of certain cash incentive compensation

o the adoption of a new Director fee plan effective November 1, 2002, whereby all Director compensation, except for travel reimbursement, will be paid in Company common stock, with the number of shares earned by each Director dependent upon the quantity of meetings attended and Board committees served

Interest Rate Risk Management And Exposure

         The table below presents an overview of the interest rate environment during the 21 months ended September 30, 2002. The 12 MTA and 11th District Cost Of Funds Index ("COFI") are by nature lagging indices that trail changes in more responsive interest rate indices such as those associated with the Treasury or LIBOR markets.


Index / Rate (1)        12/31/00    3/31/01   6/30/01    9/30/01  12/31/01    3/31/02   6/30/02    9/30/02
----------------        --------    -------   -------    -------  --------    -------   -------    -------
3 month Treasury bill      5.89%      4.28%     3.65%      2.37%     1.72%      1.78%     1.68%      1.55%
6 month Treasury bill      5.70%      4.13%     3.64%      2.35%     1.79%      2.10%     1.74%      1.50%
2 year Treasury note       5.09%      4.18%     4.24%      2.85%     3.02%      3.72%     2.81%      1.68%
5 year Treasury note       4.97%      4.56%     4.95%      3.80%     4.30%      4.84%     4.03%      2.56%
10 year Treasury note      5.11%      4.92%     5.41%      4.59%     5.05%      5.40%     4.80%      3.59%
Target federal funds       6.50%      5.00%     3.75%      3.00%     1.75%      1.75%     1.75%      1.75%
Prime rate                 9.50%      8.00%     6.75%      6.00%     4.75%      4.75%     4.75%      4.75%
3 month LIBOR              6.40%      4.88%     3.84%      2.59%     1.88%      2.03%     1.86%      1.79%
12 month LIBOR             6.00%      4.67%     4.18%      2.64%     2.44%      3.00%     2.29%      1.73%
1 Year CMT (2)             5.60%      4.30%     3.58%      2.82%     2.22%      2.57%     2.20%      1.72%
12 MTA (2)                 6.11%      5.71%     5.10%      4.40%     3.48%      2.91%     2.55%      2.18%
COFI (2)                   5.62%      5.20%     4.50%      3.97%     3.07%      2.65%     2.85%      2.76%

-----------------------------------------------
(1) Indices / rates are spot values unless  otherwise noted.
(2) These indices / rates are monthly averages.


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

         The eleven rate cuts in 2001 led to nominal levels of interest rates that were the lowest in decades, with the target federal funds rate decreasing to 1.75%. The Prime Rate followed the target federal funds rate down in 2001, while the COFI and 12 MTA indices lagged the more responsive Treasury and LIBOR rates throughout 2001. The low nominal level of interest rates in effect in the latter part of 2001 and in the first nine months of 2002 presented a particular challenge to the Company, as the rates on its NOW and Savings deposit accounts were already at low levels by mid 2001 and could not be decreased to the same extent as declines in many capital markets interest rates. The Company addressed this issue through its asset / liability management program, whereby decisions regarding pricing, promotion, and incentives are integrated with tactical transactions to moderate the Company's exposure to changes in interest rates.

         Various interest rates increased in the first quarter of 2002 when the capital markets assumed that the Federal Reserve would not continue decreasing its benchmark interest rates. In addition, concerns about the impact of interest rates staying at such low levels for an extended period of time began to raise worries about potential future inflation, leading to a rise in longer term interest rates. At the end of the first quarter of 2002, many economists were predicting a relatively strong recovery from the US recession and were forecasting increases of 100 basis points or more in the target federal funds rate by the end of the year. In March 2002, the Dow Jones Industrial Average had recovered the losses that occurred in September 2001, with the Index again closing over 10,500. By the end of the first quarter, the Treasury curve had become significantly steeper, with the differential between federal funds and the 2 year Treasury Note at 197 basis points. Steep yield curves are generally beneficial for financial institutions, including the Bank, as greater income is derived from short term maturity mismatches and as customer demand often shifts toward adjustable mortgages due to the rate differential between adjustable and fixed rate loans.

         Most interest rates reversed course and declined during the second and third quarters of 2002. Among the factors leading to this reduction in interest rates were:

o the "crisis of confidence" stemming from the restatement of financial information by Enron, WorldCom, and other large companies

o the broad decline in equity indices during the second and third quarters of 2002, with certain investors seeking relative safe harbor in US government and Agency fixed income investments

o companies being slow to rehire despite growth in gross domestic product, contributing to the term "jobless recovery"

o ongoing tensions in the Middle East and continued discussion of a potential US invasion of Iraq encouraging "flight to quality" investments by certain capital markets participants

o increasing discussion of new rounds of rate cuts by the Federal Reserve in the latter half of 2002, facilitated by low measured inflation and a lack of inflationary pressures stemming from higher rates of unemployment and continuing jobless claims, low capacity utilization at factories, and a general lack of pricing power reinforced by high levels of global competition

o uncertainty regarding control of both houses of Congress following the November 2002 elections leading certain investors and companies to avoid committing to significant new investments

The Treasury yield curve was flatter at September 30, 2002 than three, six, and nine months earlier, with the differential between federal funds and the 2 year Treasury Note declining from a positive 197 basis points at March 31, 2002 to a negative 7 basis points at September 30, 2002. The negative 7 basis point spread was one of many capital market indicators at the end of the third quarter of 2002 that pointed toward additional rate reductions by the Federal Reserve. In an unusual announcement, the Federal Open Market Committee ("FOMC") communicated that two Federal Reserve governors dissented from the majority opinion at the September 24, 2002 meeting and voted for a rate cut at that time. On November 6, 2002, the FOMC voted to reduce the target federal funds rate by 50 basis points to 1.25%.

         Management is uncertain regarding the potential impacts of interest rates being at low levels not seen in many decades, and thus never experienced by the modern economy and capital markets. For example, with the target federal funds rate at 1.25%, many money market mutual funds will be paying rates of less than 1.00%, possibly encouraging some consumers to shift funds into federally insured deposit accounts or pursue other, and perhaps less traditional, investment alternatives.

         The divergence of the COFI index in the above table from other capital markets interest rates may have been in part caused by the payment of deposit rates significantly above market by two very large thrifts with operations in the 11th Federal Home Loan Bank District - the largest component of which is California.

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

         The Company plans to maintain its relatively balanced interest rate risk profile by avoiding adding significant volumes of long term, fixed rate assets to the balance sheet. Long term, fixed rate assets are relatively more challenging to match fund, and therefore can expose the Company to interest rate risk in rising interest rate environments. During the first nine months of 2002, the Company continued to sell the vast majority of its long term, fixed rate residential loan production into the secondary market on a servicing released basis. The low interest rate environment contributed to continued prepayments on the Company's existing portfolios of residential fixed rate mortgages held for investment and higher duration mortgage backed securities classified as available for sale.

         Mortgage backed security purchases during the first nine months of 2002 were primarily low duration CMO's with limited extension risk and above market coupon rates. The Company also sold one relatively higher duration CMO during the first quarter of 2002 and its one remaining volatile, support tranche CMO in the third quarter of 2002. Loan purchases during the first nine months of 2002 were generally either adjustable rate or fixed rate for a short period of time, then converting to adjustable rate ("hybrid mortgages"). During the past year, the Company has periodically prepaid and extended certain FHLB advances in order to increase the duration of its funding and therefore moderate its net liability sensitivity. Effective July 1, 2002, the Company was no longer originating mortgages tied to the 11th District COFI Index due to concerns regarding the capacity of a small number of large thrifts to dominate this Index. In addition, in July 2002, the Company commenced offering two year fixed rate hybrid loans that adjust every six months thereafter as a means of differentiating itself in the market and increasing the interest rate sensitivity of its asset portfolio. The Company has also increased the average remaining term of its certificate of deposit portfolio from 228 days at December 31, 2001 to 303 days at September 30, 2002 through continued marketing of intermediate to longer term accounts.

         The aforementioned and other tactical and strategic actions were conducted as part of the interest rate risk management program in general, and specifically to prepare the Company for what Management believes is a likely eventual return to an increasing interest rate environment commencing some time in 2003. In other words, Management believes it unlikely that interest rates will remain at historically low levels, with negative real federal funds, for an extended period of time. Management has recently considered shifting the Company's interest rate risk profile to very slightly net asset sensitive at some point in the next several quarters in preparation for a return to an increasing interest rate environment.

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

         At September 30, 2002, the Company had $9.5 million in cash and cash equivalents, available borrowing capacity in excess of $180.0 million at the FHLB-SF, $2.9 million in unpledged securities, and a significant volume of residential mortgages that could be securitized, liquidated, or used in collateralized borrowings in order to meet future liquidity requirements.

         The State of California is the Bank's largest single depositor, with $28.0 million in certificates of deposit placed in the Bank as of September 30, 2002. Should the State of California not renew these certificates of deposit upon maturity, replacement funding would likely be more costly. The maturity dates for the State of California certificates of deposit are staggered to avoid a concentration of repricing and funding risk. The Bank's second largest depositor is a $20.0 million brokered CD that matures in May 2003. The Asset / Liability Management Committee ("ALCO") of the Bank is planning how to best address the future maturity of that funding, from both liquidity and repricing perspectives.

         MBBC and the Bank have each entered into several Master Repurchase Agreements to permit securities sold under agreements to repurchase transactions with a number of counterparties. In addition, at September 30, 2002, the Bank maintained $34.5 million in unsecured federal funds lines of credit from five correspondent financial institutions. However, there can be no assurance that funds from these lines of credit will be available at all times, or that the lines will be maintained in future periods.

         The Bank is able to issue wholesale "DTC" certificates of deposit through four investment banking firms as an additional source of liquidity. The Bank intends to add the ability to issue DTC certificates of deposit through an additional firm during the fourth quarter of 2002 in order to further increase its available liquidity and to obtain even more competitive pricing.

         At September 30, 2002, MBBC on a stand alone basis had cash & cash equivalents of $4.4 million. In addition, MBBC had no outstanding balance on a $3.0 million committed revolving line of credit. This line of credit is scheduled to mature at the end of 2002. The Company is currently pursuing a renewal of, and possible increase in, this credit facility.

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


         As of September 30, 2002, the most recent notification from the OTS categorized the Bank as "well capitalized". There are no conditions or events since that notification that Management believes have changed the Bank's category. The following table summarizes the capital ratios required for an institution to be considered "well capitalized" and the Bank's regulatory capital at September 30, 2002 as compared to such ratios.

                                           Core Capital              Core Capital To             Total Capital To
                                           To Adjusted                Risk-weighted               Risk-weighted
(Dollars In Thousands)                     Total Assets                   Assets                      Assets
                                      -----------------------     -----------------------     -----------------------
                                         Balance     Percent         Balance     Percent         Balance     Percent
                                         -------     -------         -------     -------         -------     -------
Bank regulatory capital                 $ 49,221       8.57%        $ 49,221      11.76%        $ 54,480      13.01%
Well capitalized requirement              28,718       5.00%          25,122       6.00%          41,869      10.00%
                                        --------       -----        --------      -----         --------      -----

Excess                                  $ 20,503       3.57%        $ 24,099       5.76%        $ 12,611       3.01%
                                        ========       =====        ========      =====         ========      =====

Adjusted assets (1)                     $574,356                    $418,693                    $418,693
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

         The following table summarizes these regulatory capital requirements for the Bank. As indicated in the table, the Bank's capital levels at September 30, 2002 exceeded all three of the currently applicable minimum regulatory capital requirements.

                                                                      Percent Of
                                                                        Adjusted
(Dollars In Thousands)                                                     Total
                                                     Amount               Assets
                                                     ------               ------
Tangible Capital
Regulatory capital                                  $49,221                8.57%
Minimum required                                      8,615                1.50%
                                                    -------                ----

Excess                                              $40,606                7.07%
                                                    =======                ====


Core Capital
Regulatory capital                                  $49,221                8.57%
Minimum required                                     22,974                4.00%
                                                    -------                ----

Excess                                              $26,247                4.57%
                                                    =======                ====


                                                                      Percent Of
                                                                           Risk-
                                                                        weighted
                                                     Amount               Assets
                                                     ------               ------
Risk-based Capital
Regulatory capital                                  $54,480               13.01%
Minimum required                                     33,495                8.00%
                                                    -------                ----

Excess                                              $20,985                5.01%
                                                    =======                ====

         At September 30, 2002, the Bank's regulatory capital levels exceeded the thresholds required to be classified as a "well capitalized" institution. The Bank's regulatory capital ratios detailed above do not reflect the additional capital (and assets) maintained by MBBC. Management believes that, under current regulations, the Bank will continue to meet its minimum capital requirements. However, events beyond the control of the Bank, such as changing interest rates or a downturn in the economy or real estate markets in the areas where the Bank has most of its loans, could adversely affect future earnings and, consequently, the ability of the Bank to meet its future minimum regulatory capital requirements.

Asset Quality / Credit Profile


Non-performing Assets

         The following table sets forth information regarding non-performing assets at the dates indicated.

(Dollars In Thousands)                                               September 30, 2002       December 31, 2001
                                                                     ------------------       -----------------
Outstanding Balances Before Valuation Reserves
Non-accrual loans                                                               $ 3,554                 $ 2,252
Loans 90 or more days delinquent and accruing interest                               --                      --
Restructured loans in compliance with modified terms                                 --                      --
                                                                                -------                 -------

Total gross non-performing loans                                                  3,554                   2,252

Investment in foreclosed real estate before valuation reserves                       --                      --
Repossessed consumer assets                                                          --                      --
                                                                                -------                 -------

Total gross non-performing assets                                               $ 3,554                 $ 2,252
                                                                                =======                 =======

Gross non-accrual loans to total loans                                            0.72%                   0.48%
Gross non-performing loans to total loans                                         0.72%                   0.48%
Gross non-performing assets to total assets                                       0.62%                   0.42%
Allowance for loan losses                                                       $7,742                  $6,665
Allowance for loan losses to non-performing loans                               217.84%                 295.96%
Valuation allowances for foreclosed real estate                                 $   --                  $   --

         Non-accrual loans at September 30, 2002 are detailed in the following table:

(Dollars In Thousands)                                       Number               Principal Balance
                                                                 Of                  Outstanding At
Category Of Loan                                              Loans              September 30, 2002
----------------                                              -----              ------------------
Residential mortgage one to four units                            2                         $ 1,148
Commercial & industrial real estate                               1                           2,277
Land                                                              1                             129
                                                                  -                         -------

Total                                                             4                         $ 3,554
                                                                  =                         =======

       Non-accrual loans increased from $2.3 million at December 31, 2001 to $3.6 million at September 30, 2002 primarily due to the placement of a $2.3 million commercial real estate mortgage on non-accrual status. This credit is a participation loan where the Bank is not the lead financial institution. The loan is secured by a first deed of trust on a hotel / resort located within the Company's primary market area and by a first deed of trust on a residential lot located in California. The borrowers are directly personally indebted. The hotel / resort is a relatively new development that has experienced limited cash flow. The hotel / resort was also adversely impacted by the decline in tourism and travel following the events of September 11, 2001 and the national economic recession.

       At September 30, 2002, the Company maintained a $475 thousand specific reserve for this hotel / resort loan, based upon estimated net proceeds following foreclosure and sale. This specific reserve was decreased from $754 thousand at June 30, 2002 due to payments received from the borrowers during the third quarter, the borrowers providing additional real estate collateral (the first deed of trust on the residential lot), and the Company's receipt of updated valuation and financial information regarding the hotel / resort. Although the loan was current in its payments at September 30, 2002, the Company maintained the loan on non-accrual status at September 30, 2002 due to concern about the future net cash flow of the hotel / resort following the peak summer season, particularly in light of the status of the economy, the tourism industry, and the outlook for business travel activity. These factors also create particular volatility in the market value of the hotel / resort.

         Non-accrual loans at September 30, 2002 also included:

o An $846 thousand residential mortgage secured by a first deed of trust. The borrowers have declared bankruptcy. There are significant junior mortgages from other lenders secured by the subject collateral. The Company is currently pursuing approval from the bankruptcy court to proceed with foreclosure.

o A residential mortgage with a balance of $303 thousand that is associated with a chronically late paying borrower.

o A $129 thousand loan secured by a first deed of trust on residential land. This loan has matured. The Company has conducted a recent site visit and is currently pursuing foreclosure.

         The Company does not anticipate recording a loss on any of the above three non-accrual loans due to the estimated value of the underlying real estate collateral. All non-accrual loans at September 30, 2002 were secured by real estate. The Company had no foreclosed real estate at September 30, 2002.


Criticized And Classified Assets

         The following table presents information concerning the Company's criticized ("OAEM") and classified ("substandard" and lower) assets. The category "OAEM" refers to "Other Assets Especially Mentioned", or those assets that present indications of potential future credit deterioration.


(Dollars In Thousands)                         OAEM     Substandard        Doubtful            Loss           Total
                                               ----     -----------        --------            ----           -----
December 31, 2001                           $ 6,207         $ 5,098            $ --           $  --         $11,305
March 31, 2002                              $ 3,296         $ 4,386            $ --           $ 754         $ 8,436
June 30, 2002                               $ 6,230         $ 4,819            $ --           $ 754         $11,803
September 30, 2002                          $ 6,234         $ 5,022            $ --           $ 475         $11,731


         Classified assets as a percent of stockholders' equity decreased slightly from 10.2% at December 31, 2001 to 10.0% at September 30, 2002.

         The amounts classified as "Loss" in the prior table are associated with the specific reserve for the $2.3 million commercial real estate mortgage secured by a hotel / resort located in the Company's primary market area, as described above under "Non-performing Assets". The remainder of this $2.3 million loan is classified as substandard. September 30, 2002 substandard assets in the above table also include:

o    The   Company's   other   non-accrual   loans  as  described   above  under
     "Non-performing Assets".

o An $836 thousand commercial real estate mortgage secured by a first deed of trust. The borrower fully reinstated this loan during the third quarter of 2002 and paid in full all delinquent property taxes. This loan is well secured by the value of the real property, and there is a significant junior mortgage from another lender secured by the subject collateral.

o A total of $419 thousand in commercial loans to a corporation that experienced a slowdown in sales during the first half of 2002, in part due to staff turnover. The slowdown in sales contributed to loan covenant violations. The loans were current in their payments at September 30, 2002. The Company is presently working with the borrowers to pay down the outstanding debt. The Company has obtained real estate collateral to secure a portion of the debt.

o A total of $334 thousand in commercial loans to a corporation whose sole stockholder has declared personal bankruptcy. These loans were current in their payments as of September 30, 2002 and the borrower has indicated his intent to continue making payments per the terms of the loans.

o A total of $298 thousand in commercial loans to a corporation that experienced a slowdown in sales during the first half of 2002, resulting in loan covenant violations. The loans were current in their payments at September 30, 2002, and the borrowers have been cooperative. Recent sales have improved. The loans are secured by business assets and real estate.

         Criticized loans at September 30, 2002 included:

o A $1.7 million residential mortgage in the Company's primary market area where the borrowers have repeatedly failed to make timely payments. This loan was current in its payments as of early November 2002.

o A $1.3 million mortgage, current in its payments at September 30, 2002, secured by a motel located in the Silicon Valley area of the San Francisco Bay Area. The motel's cash flow has been unfavorably impacted by the economic difficulties being experienced in the technology industry and by a reduction in business travel in general.

o A $981 thousand mortgage secured by an apartment complex in the Silicon Valley area. This loan was current in its payments at September 30, 2002; however, rents in the subject area have been adversely affected by the economic difficulties in the technology industry.

o A $561 thousand commercial loan to a business in the Company's primary market area that participates in the telecommunications industry. This loan is secured by business assets and a deed of trust on residential real estate, and was current in its payments at September 30, 2002. At September 30, 2002, the borrower was in the process of refinancing certain residential real estate with the intention of using the net proceeds from such refinancing to pay off the Company's commercial loan.

o A total of $299 thousand in commercial loans to a winery. The winery experienced some financial difficulty during 2002, resulting in sporadic late payments. The loans were fully current in early November 2002 and the borrowers have been cooperative. The loans are secured by real estate.

         At the present time, the Company does not anticipate recording a loss on any of the above detailed criticized loans due to borrower cooperation and / or the estimated fair value of the associated collateral.

Impaired Loans

         At September 30, 2002, the Company had total gross impaired loans, before specific reserves, of $3.6 million, constituting four credits. Specific reserves on these $3.6 million in impaired loans totaled $475 thousand. This compares to total gross impaired loans of $2.3 million, with no specific reserves, at December 31, 2001. Interest is accrued on impaired loans on a monthly basis except for those loans that are 90 or more days delinquent or those loans which are less than 90 days delinquent but where Management has identified concerns regarding the collection of the credit. For the nine months ended September 30, 2002, accrued interest on impaired loans was zero and interest of $132 thousand was received in cash. The average balance of impaired loans during the three and nine months ended September 30, 2002 was $4.7 million and $4.0 million, respectively. If all non-accrual loans had been performing in accordance with their original loan terms, the Company would have recorded interest income of $201 thousand during the nine months ended September 30, 2002, instead of interest income actually recognized, based on cash payments, of $132 thousand.


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

         The allowance for loan losses is comprised of three primary types of allowances:

1.       Formula Allowance

Formula allowances are based upon loan loss factors that reflect Management's estimate of the inherent loss in various segments of, or pools within, the loan portfolio. The loss factor is multiplied by the portfolio segment (e.g. multifamily permanent mortgages) balance (or credit commitment, as applicable) to derive the formula allowance amount. The loss factors are updated periodically by the Company to reflect current information that has an effect on the amount of loss inherent in each segment. For example, the Company increased the formula allowance for commercial business loans during the third quarter of 2002 in response to reports of weaker sales by a number of borrowers across several industries, as described above under "Criticized And Classified Assets". The formula allowance at September 30, 2002 was $6.8 million, compared to $6.0 million at December 31, 2001.

2.       Specific Allowance

Specific allowances are established in cases where Management has identified significant conditions or circumstances related to an individually impaired credit. In other words, these allowances are specific to the loss inherent in a particular loan. The amount for a specific allowance is calculated in accordance with SFAS No. 114, "Accounting By Creditors For Impairment Of A Loan". The Company had $475 thousand in specific allowance at September 30, 2002, compared to none at December 31, 2001.

3.       Unallocated Allowance

The Company maintains an unallocated loan loss allowance that is based upon Management's evaluation of conditions that are not directly measured in the determination of the formula and specific allowances. The evaluation of inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or historical performance of loan portfolio segments. The conditions evaluated in connection with the unallocated allowance at September 30, 2002 included the following, which existed at the balance sheet date:

o general business and economic conditions affecting the Company's key lending areas

o    real estate values in California

o    loan volumes and concentrations

o    seasoning of the loan portfolio

o    status of the current business cycle

o    specific industry or market conditions within portfolio segments

The unallocated allowance at September 30, 2002 was $509 thousand, compared to $668 thousand at December 31, 2001.


         The following table presents activity in the Company's allowance for loan losses during the nine months ended September 30, 2002 and September 30, 2001:

                                                                                  Nine Months Ended September 30,
                                                                         -----------------------------------------
                                                                                        2002                 2001
                                                                                        ----                 ----
Allowance For Loan Losses                                                                (Dollars In  Thousands)
-------------------------

Balance at beginning of year                                                         $ 6,665              $ 5,364

   Charge-offs:
      Consumer lines of credit                                                           (10)                  (2)
      Commercial term loans                                                              (30)                  --
      Commercial lines of credit                                                          --                  (50)
                     --                                                              -------              -------
   Total charge-offs                                                                     (40)                 (52)

   Recoveries:
      Consumer lines of credit                                                             4                   --
      Commercial lines of credit                                                           3                   --
                     --                                                              -------              -------
   Total recoveries                                                                        7                   --

   Provision for loan losses                                                           1,110                1,075
                     --                                                              -------              -------

Balance at September 30                                                              $ 7,742              $ 6,387
                                                                                     =======              =======

Annualized ratio of net charge-offs during the period to average
   loans receivable, net, outstanding during the period                                0.01%                0.02%



         Additional ratios applicable to the allowance for loan losses include:

                                                                          September 30, 2002      December 31, 2001
                                                                          ------------------      -----------------
Allowance for loan losses as a percent of non-performing loans                       217.84%                295.96%

Allowance for loan losses as a percent of gross loans
     receivable  net of undisbursed loan funds and
     unamortized yield adjustments                                                     1.54%                  1.41%

Allowance for loan losses as a percent of classified assets                          140.84%                130.74%

         The $509 thousand in unallocated allowance at September 30, 2002 reflected the Company's consideration of the following factors, as well as the more general factors listed above in conjunction with the definition of the unallocated allowance:

o The adverse impacts of the weak technology and telecommunications industries upon commercial real estate values. The Company's primary lending area is near the Silicon Valley area of the San Francisco Bay Area, which has been impacted by the slump in various telecommunications, technology, and technology related businesses. Recent reports indicate a rise in office vacancy rates and a decline in rental rates for office space in multiple markets within the greater San Francisco Bay Area. Based on Management estimates, this impact could be in the range of $100 thousand to $1.1 million.

o Recent reports of selected areas of soft or declining apartment rents in Northern California resulting from reduced employment, weakness in the technology and telecommunications industries, and a strong home purchase market. The soft or declining rents could lead to decreased multifamily property values. Based on Management estimates, this impact could be in the range of $100 thousand to $900 thousand.

         As subsequently discussed (see "Provision For Loan Losses"), the Company recorded similar provisions for loan losses during the first nine months of 2002 versus the same period in the prior year. The primary factors impacting the Company's reserve requirements, and resulting provision for loan losses, however, varied between the first nine months of 2002 and the first nine months of 2001, as highlighted in the following table:

First Nine Months Of 2002                                         First Nine Months Of 2001
------------------------------------------------------            ---------------------------------------------------
1)  Change in loan portfolio product mix                          1)  National economic recession

2)  Growth in loan portfolio                                      2)  Growth in loan portfolio

3)  Impact of weak economic recovery upon                         3)  Portfolio of residential mortgages with less
     commercial business credits                                      favorable credit profile than typically
                                                                      pursued by the Company (paid down to
                                                                      $3.3 million at September 30, 2002,
4)  Establishment of $475 thousand specific                           with no credit losses)
     reserve for $2.3 million hotel / resort loan
                                                                  4)   Uncertain impacts from the events of
5)  Origination of relatively larger loans in                          September 11, 2001, particularly in regards to
     conjunction with change in product mix and                        business travel and tourism
     opening of the Los Angeles loan production
     office in 2002                                               5)  "Business Express" commercial portfolio
                                                                       (discontinued product in 2002)
6) State of California budget deficit
                                                                  6)   Recapture of $600 thousand specific reserve

                                                                  7)   State  of California energy crisis

                                       41

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


Comparison Of Operating Results For The Three Months And Nine Months Ended September 30, 2002 and September 30, 2001


General

         During the third quarter of 2002, the Company reported net income $1.47 million, equivalent to $0.42 diluted earnings per share, compared to net income of $1.06 million, or $0.31 diluted earnings per share, for the same period in 2001. Net income during the quarter ended June 30, 2002 (the immediately preceding quarter) was $1.35 million, equivalent to $0.38 diluted earnings per share. The Company's diluted earnings per share have increased for six consecutive quarters.

         For the nine months ended September 30, 2002, net income was $4.02 million, equivalent to $1.15 diluted earnings per share. This compares to net income of $2.61 million, or $0.79 diluted earnings per share, for the first nine months of 2001. The 54.1% increase in net income for the first nine months of 2002 compared to the same period in 2001 primarily resulted from three key factors:

o the continued implementation of the Company's strategic plan to transform the Bank into a community commercial bank serving the financial needs of individuals, families, local community organizations, and businesses

o a $2.2 million rise in net interest income resulting from a combination of increased spreads and larger average balances of interest earning assets and liabilities

o during the nine months of 2001, the Company incurred pre-tax operating costs of $447 thousand for the conversion of the core data processing system and $284 thousand for legal expenses associated with the arbitration of claims by a former executive

         The third quarter of 2002 earnings were the highest of any quarter in the Company's history. Annualized return on average stockholders' equity improved from 8.76% during the third quarter of 2001 to 10.73% during the third quarter of 2002.

Interest Rate Environment

         The table presented above under "Interest Rate Risk Management And Exposure" furnishes an overview of the interest rate environment during the most recent nine quarters. Market interest rates have varied considerably during this time period, generally falling throughout 2001, with certain interest rates rising in the first quarter of 2002 and then falling in the second and third quarters of 2002. In addition, the slope of the Treasury curve shifted from inverted at the beginning of 2001, to flatter by the end of the first quarter of 2001, to positively sloped by mid 2001. From mid 2001 to March 31, 2002, the Treasury curve generally became progressively more steeply sloped (i.e. a greater differential between short term and longer term interest rates). During the second and third quarters of 2002, the Treasury curve flattened.

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

         As a result of the interest rate environment over the past 21 months, yields and rates for most assets and liabilities were substantially lower in the first nine months and third quarter of 2002 compared to the same periods in 2001.


Net Interest Income

         Net interest income increased from $5.0 million and $14.5 million during the third quarter and first nine months of 2001, respectively, to $5.8 million and $16.7 million during the same periods in 2002 due to both expanded spreads and greater average balances of interest earning assets and liabilities. The Company's ratio of net interest income to average total assets was 4.07% for the third quarter of 2002, up from 3.79% during the same period in 2001. This ratio similarly increased from 3.80% during the first nine months of 2001 to 4.01% during the same period in 2002. The increased spreads in 2002 in part stemmed from the Company's continued implementation of its strategic plan.

         The spread derived from investing the Company's demand deposit balances and capital was lower in the first nine months of 2002 than the same period in 2001 due to the significantly lower general interest rate environment. However, net interest income during the first nine months of 2002 benefited from lifetime rate floors on certain loans and prepayment penalties received on certain income property loans that were paid off.

         Other factors influencing net interest income during the third quarter and first nine months of 2002 compared to the same periods in 2001 included:

o Average net loans as a percentage of average total assets improved from 85.5% and 83.0% during the third quarter and first nine months of 2001 to 86.0% and 86.0% during the same periods in 2002. Because loans constitute the Company's highest yielding type of asset, this change in asset mix favorably affected net interest income.

o Average transaction account (NOW, savings, and MMDA) deposits as a percentage of average total assets increased from 28.5% and 29.2% during the third quarter and first nine months of 2001 to 31.3% and 31.3% during the same periods in 2002. Because transaction accounts represent relatively low cost funding for the Company, this change in funding mix favorably impacted net interest income.

o Average demand deposits as a percentage of average total assets increased from 3.8% and 3.6% during the third quarter and first nine months of 2001 to 4.1% and 4.0% during the same periods in 2002. In addition, average stockholders' equity as a percentage of average total assets increased from 9.1% and 9.1% during the third quarter and first nine months of 2001 to 9.6% and 9.5% during the same periods in 2002. Increases in interest free funding sources favorably impact the Company's spreads.

o The ratio of interest earning assets to interest bearing liabilities increased slightly from 1.10 and 1.09 during the third quarter and first nine months of 2001 to 1.11 and 1.11 during the same periods in 2002. Increases in this ratio favorably impact average spreads, as this indicates that the Company is earning interest income on a relatively larger base of assets versus the quantity of liabilities upon which it is paying interest. The Company regularly endeavors to allocate as much of its assets as operationally practicable to interest earning alternatives.

         The Company's ratio of net interest income to average interest earning assets rose from 4.18% during the second quarter of 2002 to a record 4.27% during the third quarter of 2002. Approximately 3 basis points of this increase resulted from a reduction in earned, but uncollected and unrecorded, interest income on non-accrual loans, which declined from $109 thousand at June 30, 2002 to $69 thousand at September 30, 2002. During the third quarter of 2002, the Company had several loans that were on non-accrual status at June 30, 2002 fully reinstate. The majority of the $69 thousand earned, but uncollected and unrecorded, interest income at September 30, 2002 was associated with a single residential mortgage with a principal balance of $846 thousand, as described in more detail under "Non-performing Assets".

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

         The following table presents the average annualized rate earned upon each major category of interest earning assets, the average annualized rate paid for each major category of interest bearing liabilities, and the resulting net interest spread, net interest margin, and average interest margin on total assets for the three months ended September 30, 2002 and 2001.

                                    Three Months Ended September 30, 2002     Three Months Ended September 30, 2001
                                   ----------------------------------------  ----------------------------------------
(Dollars In Thousands)                 Average                     Average       Average                     Average
                                       Balance      Interest          Rate       Balance      Interest          Rate
                                       -------      --------          ----       -------      --------          ----
Assets
Interest earning assets:
   Cash equivalents (1)                 $  1,621    $      6           1.48%    $  6,035     $     50          3.31%
   Investment securities                   7,265          52           2.86%       7,404           93          5.02%
   Mortgage backed securities (2)         40,806         323           3.17%      32,883          488          5.94%
   Loans receivable, net (3)             489,713       8,549           6.98%     453,030        9,084          8.02%
   FHLB stock                              3,323          49           5.90%       3,259           43          5.28%
                                        --------    --------                    --------     --------

Total interest earning assets            542,728       8,979           6.62%     502,611        9,758          7.77%
                                                    --------                                 --------
Non-interest earnings assets              26,466                                  27,353
                                        --------                                --------
Total assets                            $569,194                                $529,964
                                        ========                                ========

Liabilities & Equity
Interest bearing liabilities:
   NOW accounts                         $ 44,318          39           0.35%    $ 40,907           77          0.75%
   Savings accounts                       18,731          26           0.56%      19,694           51          1.04%
   Money market accounts                 115,357         621           2.15%      90,186          807          3.58%
   Certificates of deposit               254,003       1,892           2.98%     252,369        3,097          4.91%
                                        --------    --------                    --------     --------

   Total interest-bearing deposits       432,409       2,578           2.38%     403,156        4,032          4.00%
   FHLB advances                          56,557         603           4.26%      55,365          708          5.12%
   Other borrowings (4)                      319           3           3.76%         356            3          3.37%
                                        --------    --------                    --------     --------
Total interest-bearing liabilities       489,285       3,184           2.60%     458,877        4,743          4.13%
                                                    --------                                 --------
Demand deposit accounts                   23,365                                  20,067
Other non-interest bearing liabilities     1,893                                   2,752
                                        --------                                --------
Total liabilities                        514,543                                 481,696
Stockholders' equity                      54,651                                  48,268
                                        --------                                --------
Total liabilities & equity              $569,194                                $529,964
                                        ========                                ========

Net interest income                                 $  5,795                                 $  5,015
                                                    ========                                 ========
Interest rate spread (5)                                               4.02%                                   3.64%
Net interest earning assets               53,443                                  43,734
Net interest margin (6)                                4.27%                                    3.99%
Net interest income /
     average total assets                              4.07%                                    3.79%
Interest earnings assets /
     Interest bearing liabilities           1.11                                    1.10

Average balances in the above table were calculated using average daily figures
-------------------------------------------------

(1) Includes federal funds sold, money market fund investments, banker's acceptances, commercial paper, interest earning deposit accounts, and securities purchased under agreements to resell.
(2)  Includes   mortgage   backed   securities   and   collateralized   mortgage
     obligations.
(3) In computing the average balance of loans receivable, non-accrual loans and loans held for sale have been included. Amount is net of deferred loan fees, premiums and discounts, and undisbursed loan funds. Interest income on loans includes amortized loan fees and costs, net, of $96,000 and $45,000 in 2002 and 2001, respectively.
(4) Includes federal funds purchased, securities sold under agreements to repurchase, and borrowings drawn on MBBC's line of credit.
(5) Interest rate spread represents the difference between the average rate on interest earning assets and the average rate on interest bearing liabilities.
(6) Net interest margin equals net interest income before provision for loan losses divided by average interest earning assets.

         The following table presents the average annualized rate earned upon each major category of interest earning assets, the average annualized rate paid for each major category of interest bearing liabilities, and the resulting net interest spread, net interest margin, and average interest margin on total assets for the nine months ended September 30, 2002 and 2001.

                                    Nine Months Ended September 30, 2002      Nine Months Ended September 30, 2001
                                   ----------------------------------------  ----------------------------------------
(Dollars In Thousands)                 Average                     Average       Average                     Average
                                       Balance      Interest          Rate       Balance      Interest          Rate
                                       -------      --------          ----       -------      --------          ----
Assets
Interest earning assets:
   Cash equivalents (1)              $   3,912        $   51         1.74%     $   8,123        $  277         4.55%
   Investment securities                 7,441           162         2.90%         7,356           338         6.13%
   Mortgage backed securities (2)       36,454           963         3.52%        41,644         1,970         6.31%
   Loans receivable, net (3)           477,609        25,298         7.06%       423,124        26,753         8.43%
   FHLB stock                            3,196           151         6.30%         3,051           126         5.51%
                                     ---------        ------                   ---------        ------
Total interest earning assets          528,612        26,625         6.72%       483,298        29,464         8.13%
                                                      ------                                    ------
Non-interest earnings assets            26,714                                    26,748
                                     ---------                                 ---------
Total assets                         $ 555,326                                 $ 510,046
                                     =========                                 =========
Liabilities & Equity
Interest bearing liabilities:
   NOW accounts                       $ 43,530           123         0.38%      $ 40,811           317         1.04%
   Savings accounts                     18,752            78         0.55%        19,318           187         1.29%
   Money market accounts               111,316         1,813         2.17%        88,859         2,764         4.15%
   Certificates of deposit             248,448         6,070         3.26%       246,996         9,804         5.29%
                                     ---------        ------                   ---------        ------
   Total interest-bearing deposits     422,046         8,084         2.55%       395,984        13,072         4.40%
   FHLB advances                        55,959         1,823         4.34%        46,538         1,834         5.25%
   Other borrowings (4)                    303            10         4.40%           214            18        11.21%
                                     ---------        ------                   ---------        ------
Total interest-bearing liabilities     478,308         9,917         2.76%       442,736        14,924         4.49%
                                                      ------                                    ------
Demand deposit accounts                 22,260                                    18,561
Other non-interest bearing
liabilities                              1,738                                     2,427
                                     ---------                                  --------
Total liabilities                      502,306                                   463,724
Stockholders' equity                    53,020                                    46,322
                                     ---------                                  --------
Total liabilities & equity           $ 555,326                                 $ 510,046
                                     =========                                 =========

Net interest income                                  $16,708                                  $ 14,540
                                                     =======                                  ========
Interest rate spread (5)                                             3.96%                                     3.64%
Net interest earning assets             50,304                                    40,562
Net interest margin (6)                                4.21%                                     4.01%
Net interest income /
     average total assets                              4.01%                                     3.80%
Interest earnings assets /
     Interest bearing liabilities         1.11                                      1.09

Average balances in the above table were calculated using average daily figures.
-------------------------------------------------------


1) Includes federal funds sold, money market fund investments, banker's acceptances, commercial paper, interest earning deposit accounts, and securities purchased under agreements to resell.
2)   Includes   mortgage   backed   securities   and   collateralized   mortgage
     obligations.
3) In computing the average balance of loans receivable, non-accrual loans and loans held for sale have been included. Amount is net of deferred loan fees, premiums and discounts, and undisbursed loan funds. Interest income on loans includes amortized loan fees and costs, net, of $212,000 and $159,000 in 2002 and 2001, respectively.
4) Includes federal funds purchased, securities sold under agreements to repurchase, and borrowings drawn on MBBC's line of credit.
5) Interest rate spread represents the difference between the average rate on interest earning assets and the average rate on interest bearing liabilities.
6) Net interest margin equals net interest income before provision for loan losses divided by average interest earning assets.

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

                                                             Three Months Ended September 30, 2002
                                                                          Compared To
                                                             Three Months Ended September 30, 2001
                                             ----------------------------------------------------------------------
                                                                                          Volume
(Dollars In Thousands)                                Volume              Rate            / Rate               Net
                                                      ------              ----            ------               ---
Interest-earning assets
Cash equivalents                                      $  (37)           $  (28)           $   21            $  (44)
Investment securities                                     (2)              (40)                1               (41)
Mortgage backed securities                               118              (228)              (55)             (165)
Loans receivable, net                                    735            (1,175)              (95)             (535)
FHLB Stock                                                 1                 5                 0                 6
                                                      ------            ------            ------            ------
     Total interest-earning assets                       815            (1,466)             (128)             (779)
                                                      ------            ------            ------            ------
Interest-bearing liabilities
NOW Accounts                                               6               (41)               (3)              (38)
Savings accounts                                          (2)              (24)                1               (25)
Money market accounts                                    225              (322)              (89)             (186)
Certificates of deposit                                   20            (1,217)               (8)           (1,205)
                                                      ------            ------            ------            ------
Total interest-bearing deposits                          249            (1,604)              (99)           (1,454)
FHLB advances                                             15              (118)               (2)             (105)
Other borrowings                                           0                 0                 0                 0
                                                      ------            ------            ------            ------
     Total interest-bearing liabilities                  264            (1,722)             (101)           (1,559)
                                                      ------            ------            ------            ------

Increase in net interest income                       $  551            $  256            $  (27)           $  780
                                                      ======            ======            =======           ======

                                       47

                                                             Nine Months Ended September 30, 2002
                                                                          Compared To
                                                             Nine Months Ended September 30, 2001
                                             ----------------------------------------------------------------------
                                                                                          Volume
(Dollars In Thousands)                                Volume              Rate            / Rate               Net
                                                      ------              ----            ------               ---
Interest-earning assets
Cash equivalents                                     $  (144)          $  (171)           $   89           $  (226)
Investment securities                                      4              (178)               (2)             (176)
Mortgage backed securities                              (246)             (871)              110            (1,007)
Loans receivable, net                                  3,445            (4,341)             (559)           (1,455)
FHLB Stock                                                 6                18                 1                25
                                                     -------            ------             -----          --------
     Total interest-earning assets                     3,065            (5,543)             (361)           (2,839)
                                                     -------            ------             -----          --------
Interest-bearing liabilities
NOW Accounts                                              21              (202)              (13)             (194)
Savings accounts                                          (5)             (107)                3              (109)
Money market accounts                                    699            (1,317)             (333)             (951)
Certificates of deposit                                   58            (3,769)              (23)           (3,734)
                                                     -------            ------             -----          --------
Total interest-bearing deposits                          773            (5,395)             (366)           (4,988)
FHLB advances                                            371              (318)              (64)              (11)
Other borrowings                                           7               (11)               (4)               (8)
                                                     -------            ------             -----          --------
     Total interest-bearing liabilities                1,151            (5,724)             (434)           (5,007)
                                                     -------            ------             -----          --------
Increase in net interest income                      $ 1,914            $  181             $  73          $  2,168
                                                     =======            ======             =====          ========

Interest Income

         Interest income decreased from $9.8 million and $29.5 million during the three and nine months ended September 30, 2001 to $9.0 million and $26.6 million during the same periods in 2002. This decrease was primarily due to the much lower interest rate environment present in 2002. The effect of lower general market interest rates more than offset the impact of an 8.0% rise in average interest earning assets from the third quarter of 2001 to the third quarter of 2002 and a shift in asset mix towards loans, coincident with the Company's strategic plan of better supporting its local communities with the delivery of credit.

         Interest income on loans decreased from $9.1 million and $26.8 million during the three and nine months ended September 30, 2001 to $8.5 million and $25.3 million during the same periods in 2002. The effect of lower interest rates more than offset the impact of 8.1% and 12.9% rises in average net loan balances outstanding from the three and nine months ended September 30, 2001 to the three and nine months ended September 30, 2002. The greater volume stemmed from the Company's strategic plan of increasing the percentage of the balance sheet comprised of loans through internal originations, loan purchases from correspondent banks, and loan participations; with the latter primarily sourced through other California community banks. The Company plans to increase total loans to approximately 90.0% of total assets over time. Management believes stockholder value is maximized through the extension and effective management of credit.

         Interest income on cash equivalents decreased from $50 thousand and $277 thousand for the three and nine months ended September 30, 2001 to $6 thousand and $51 thousand for the same period in 2002. This decline was due to:

o lower average rates resulting from the interest rate cuts implemented by the Federal Reserve in 2001

o    lower average volumes stemming from:

     A. the Company's redeploying funds from cash equivalents into loans as a result of the demand for credit

     B. the Company's purchasing short term investment securities (called Agency debentures) during the first quarter of 2002 in lieu of investing in cash equivalents

         Interest income on investment securities declined from $93 thousand and $338 thousand during the three and nine months ended September 30, 2001 to $52 thousand and $162 thousand during the same periods in 2002. The reduced interest income resulted from lower yields on variable rate corporate trust preferred securities that reprice quarterly based upon 3 month LIBOR, which was significantly lower in the first nine months of 2002 than during the same period in 2001. This impact was only partially offset by interest income earned on short term Agency debentures purchased during the first quarter of 2002 as a vehicle for investing short term excess liquidity.

         Interest income on mortgage backed securities fell from $488 thousand and $2.0 million during the three and nine months ended September 30, 2001 to $323 thousand and $963 thousand during the same periods in 2002. These decreases were primarily caused by reductions in average rates. Average volumes were lower for the nine month comparative period, but higher for the three month comparative period. The mix of the Company's mortgage backed securities has changed over the past two years, with an increase in lower duration, high cash flow instruments and a reduction in higher duration, lower cash flow securities in order to better support greater funding requirements stemming from the Company's increased lending. The Company also purchased additional adjustable rate mortgage backed securities during 2001, which adjusted downward in rate in conjunction with the decline in interest rates during 2001 and 2002. The Company's effective yield on mortgage backed securities during the third quarter of 2002 was unfavorably impacted by the Company's purchasing short term, above market coupon CMO's in conjunction with its interest rate risk management program. When residential mortgage prepayment speeds accelerated during the third quarter of 2002, the Company's effective yield on CMO's was negatively impacted by faster amortization of the purchase premium.

         Dividend income on FHLB stock increased from $43 thousand and $126 thousand during the three and nine months ended September 30, 2001 to $49 thousand and $151 thousand during the same periods in 2002. Greater average balances of FHLB stock stemming from the expansion in the Bank's balance sheet contributed to these increases. In addition, the FHLB-SF declared a particularly high fourth quarter 2001 dividend rate of 5.99% during the first quarter of 2002. This rate was above that accrued by the Company in 2001, and therefore increased the Company's reported yield on FHLB stock during 2002.


Interest Expense

         Interest expense decreased from $4.7 million and $14.9 million during the three and nine months ended September 30, 2001 to $3.2 million and $9.9 million during the same periods in 2002, as the effect of the lower interest rate environment more than offset the impact of increases in average interest bearing liabilities.

         Interest  expense on  deposits  decreased  from $4.0  million and $13.1 million during the three and nine months ended September 30, 2001 to $2.6 million and $8.1 million during the same periods in 2002. This decline was due to the effect of a significant decrease in average interest rate more than offsetting the impact of a rise in average balances. The large decrease in average rates resulted from the lower interest rate environment and a shift in the composition of the deposit portfolio. Relatively higher cost certificates of deposit decreased from 59.6% of average total deposits during the third quarter of 2001 to 55.7% during the third quarter of 2002 despite the Company's issuing a $20.0 million brokered certificate of deposit during May 2002. Relatively lower cost transaction deposit accounts experienced a complementary increase, with money market deposits experiencing a significant rise from 21.3% to 25.3% of average total deposits during the same time periods. This change in deposit mix is a fundamental component of the Company's strategic plan.

         At September 30, 2002, the Company's weighted average nominal cost of deposits was 2.15%, down from 2.87% at December 31, 2001. The Company paid an average rate of just 0.35% on its NOW deposits and 0.56% on its savings deposits during the third quarter of 2002, highlighting the limited ability of the Company to further reduce the cost of this funding should general market interest rates decline in future periods. At September 30, 2002, $56.1 million in certificates of deposit with a weighted average nominal rate of 2.58% were scheduled to mature in the next quarter. This figure included $6.0 million in State of California deposits. At September 30, 2002, the longest term permitted by the State under its time deposit program was six months.

         The Company has worked to more uniformly distribute its certificate of deposit maturities by month in order to facilitate cash management and avoid concentrated exposure to capital market events at any one point in time. This objective has been accomplished through the use of "odd term" certificates of deposit such as 7, 8, and 19 months, augmented by ongoing sales and periodic print advertising of longer term certificates of deposit. For example, the Company conducted two rounds of print advertising throughout its primary market area in the second quarter of 2002 promoting 24 month and 30 month certificates of deposit. Three year certificates of deposit were extensively advertised during the early part of the fourth quarter of 2002. At September 30, 2002, the weighted average cost of the certificate of deposit portfolio was 2.81%, down from 3.14% at June 30, 2002.

         During the fourth quarter of 2002, the Company plans to continue promoting money market accounts, including new consumer and business MMDA products, intermediate to longer term certificates of deposit, and business checking accounts. The Company's deposit products are highly tiered, encouraging greater account balances in order to earn higher rates of interest. Customer accounts are accessible via bilingual telephone banking, Internet banking, global ATM networks, mail, and in-branch service. The Company also intends to continue pursuing compensating balances, typically demand deposit balances, for commercial credit facilities.

         Interest expense on FHLB advances and other borrowings decreased from $711 thousand during the three months ended September 30, 2001 to $606 thousand during the same period in 2002 due to the effect of lower average rates more than offsetting a slight increase in average balances. Interest expense on FHLB advances and other borrowings was little changed for the first nine months of 2002 compared to the same period during the prior year, as the impact of greater average balances negated the effect of lower average rates. The Company had higher levels of borrowings outstanding in the first nine months of 2002 than the same period in 2001 due to borrowings being utilized to fund some of the growth in the loan portfolio.

         The Company's average interest rate on other borrowings was inflated during 2001 and 2002 as a result of the amortization of loan fees (discount on a liability) on MBBC's $3.0 million revolving line of credit combined with a lack of draws (outstanding balances) on the line.

Provision For Loan Losses

         The Company recorded provisions for loan losses totaling $400 thousand and $1.1 million during the three and nine months ended September 30, 2002, compared to $275 thousand and $1.1 million during the same periods in 2001. The Company determines its periodic provision for loan losses based upon its analysis of loan loss reserve adequacy. Net charge-offs during the first nine months of 2002 were $33 thousand (of which less than $1 thousand occurred in the third quarter), versus $52 thousand during the first nine months of 2001. The Company's ratio of loan loss reserves to loans outstanding increased from 1.41% at December 31, 2001 to 1.54% at September 30, 2002, while the nominal amount of the loan loss reserve rose from $6.7 million at December 31, 2001 to $7.7 million at September 30, 2002.

         Factors contributing to the provision for loan losses during the first nine months of 2002 included:

o the establishment of a specific reserve of $475 thousand associated with a $2.3 million commercial real estate mortgage secured by a hotel / resort described above under "Non-performing Assets"

o    the expansion in the loan portfolio

o    the addition of a large volume of new credits to the loan portfolio

o the origination of relatively larger loans by the Los Angeles loan production office

o the stage of the economic and credit cycles, with Management's belief that California typically lags national economic trends

o the change in loan portfolio mix, particularly the reduced concentration of relatively lower risk residential mortgages

o the Company's updating its formula general reserve factors during 2002 to reflect current information regarding real estate valuations, business conditions, rental and vacancy rates for various types of income property, and other factors in estimating the amount of loss inherent in the loan portfolio at September 30, 2002

o    year to date net charge-offs

Because the $2.3 million commercial real estate mortgage secured by a hotel / resort was already classified as substandard at December 31, 2001, the incremental loan loss reserves associated with this loan at September 30, 2002 were less than the $475 thousand specific reserve.

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

         The Company anticipates that its ratio of loan loss reserves to loans outstanding will continue to increase in future periods to the extent that the Company is successful in its strategic plan of increasing total loans while expanding the proportion of the loan portfolio represented by income property, construction, and commercial business lending. This change in portfolio mix is anticipated to continue to be accelerated by the Los Angeles loan production office, which concentrates on construction and income property lending. The Los Angeles loan production office presents the Company with the opportunity to better geographically diversify its real estate loan portfolio, such that the Company becomes less exposed to a downturn in real estate values, economic weakness, or a natural disaster in any one local real estate market. The Company does not, however, pursue lending outside the State of California, but does occasionally make real estate loans secured by property in other states as an accommodation to existing customers.

Non-interest Income

         Non-interest income totaled $490 thousand and $1.5 million during the three and nine months ended September 30, 2002, down from $690 thousand and $2.0 million during the same periods in 2001.

         Customer service charge income was $387 thousand and $1.1 million during the three and nine months ended September 30, 2002, down from $401 thousand and $1.3 million during the same periods in 2001. In conjunction with the conversion to the new core data processing system in March 2001, the Company implemented a revamped consumer checking product line and an associated revised fee and service charge schedule. These changes contributed to the closing of certain lower balance, recurring overdraft, and / or higher transaction volume consumer checking accounts beginning in the second quarter of 2001, as such accounts began incurring increased service charges. The closure of these accounts contributed to the reduced levels of customer service charge income, but also decreased certain operating costs for the Company. In addition, certain uncollected funds fees charged in 2001 were eliminated by the beginning of 2002 due to competitive factors.

         Commissions from the sale of non-FDIC insured investment products were $25 thousand and $100 thousand during the three and nine months ended September 30, 2002, down from $35 thousand and $223 thousand during the same periods in 2001. This decrease was primarily due to vacancies in positions for licensed investment sales representatives and the general state of the capital markets in the first nine months of 2002. The Company expects revenue from these operations to remain constrained during the fourth quarter of 2002.

         Loan servicing income totaled $18 thousand and $47 thousand during the three and nine months ended September 30, 2002, compared to $33 thousand and $77 thousand during the same periods in 2001. The Company continues to sell the vast majority of its long term, fixed rate residential loan production into the secondary market on a servicing released basis, and purchases more interest rate sensitive loans as part of its interest rate risk management program. Additions to loans serviced for others during 2002 have thus been limited to loan participations sold to correspondent banks. As a result, the portfolio of loans serviced for others is declining as loans pay off. At September 30, 2002, the Company serviced $38.3 million in various types of loans for other investors, compared to $42.6 million at December 31, 2001. The Company maintained loan servicing assets of $39 thousand at September 30, 2002, and is thus limited in its exposure of loan servicing income to the accelerated loan prepayment speeds now occurring as a result of the low interest rate environment and high volume of residential mortgage refinance activity.

         Gains on the sale of loans were $33 thousand during the third quarter of 2002, up from $18 thousand during the third quarter of 2001. For the first nine months of 2002, gains on the sale of loans totaled $81 thousand, a 72.3% increase from the $47 thousand recorded during the first nine months of 2001. The Company anticipates continued favorable results from its mortgage banking operations during the fourth quarter of 2002, stimulated by the availability of thirty and fifteen year fixed rate residential mortgages at rates below 6.25% and 5.75%, respectively, at the beginning of the quarter.

         The Company recorded a loss of $8 thousand on the sale of an Agency collateralized mortgage obligation ("CMO") during the third quarter of 2002, compared to realizing a gain of $156 thousand on the sale of two non-Agency CMO's during the third quarter of 2001. The recent sale was conducted in conjunction with the Company's asset / liability management program. Gains on sale of mortgage backed securities were $35 thousand during the first nine months of 2002, compared to $190 thousand during the same period in 2001. Although many of the Company's mortgage backed securities appreciated in fair value during the first nine months of 2002 due to the decline in most capital markets interest rates, the Company retained the securities as a means of generating net interest income.

         Other income declined from $47 thousand and $209 thousand during the three and nine months ended September 30, 2001 to $35 thousand and $112 thousand during the same periods in 2002. Various factors contributed to this decline, including:

o the collection of a $25 thousand fee in the second quarter of 2001 in conjunction with the workout of a troubled loan

o the Company's earning $39 thousand more in fees in the first nine months of 2001 versus the same period in 2002 associated with the (discontinued) issuance of Bank official checks drawn on a third party

o the Company's collecting $3 thousand less in rent from sub-leased space in its branches and administrative buildings during the first nine months of 2002 versus the same period in 2001, as certain rent increases were insufficient to offset the loss of two tenants

         The Company's strategic plan incorporates non-interest income representing a greater percentage of total revenue. The Company's efforts in this regard during the third quarter of 2002 included an employee incentive campaign to provide debit cards to existing customers, highlighting the many attractive benefits of paying for purchases with a debit card rather than a check. The Company intends to pursue increased non-interest income in future periods through:

o    further increases in the portfolio of deposit transaction accounts

o the continued sale of consumer Internet banking with electronic bill payment

o the expanded sale of Internet banking and cash management services for businesses

o    the continued marketing of debit cards

o the recent introduction of trade and standby letter of credit services for business customers in conjunction with a correspondent bank

However, no assurance can be provided regarding the amount of or trends in the Company's future levels and composition of non-interest income.


Non-interest Expense

         Non-interest expense totaled $3.4 million and $10.3 million during the three and nine months ended September 30, 2002, comparing favorably to $3.6 million and $10.9 million during the same periods in 2001. Factors contributing to the lower expenses included the Company's incurring significant costs in the first nine months of 2001 associated with its data processing conversion ($447 thousand) and the arbitration of claims by a former executive ($284 thousand). The data processing conversion costs included de-conversion charges from the Company's external service bureau, travel and training costs for employees to assist with the implementation of the new system, printing and postage for additional customer mailings, and consultant fees.

         Compensation and employee benefits costs were higher in the three and nine months ended September 30, 2002 than during the same periods the prior year due to:

o compensation costs associated with the Los Angeles loan production office which opened during the first quarter of 2002

o other staff additions and changes in support of the Company's strategic plan, particularly in the Company's commercial banking, income property lending, and information technology functions

o higher costs for the Bank's Employee Stock Ownership Plan due to the greater average market price of the Company's common stock; associated expenses were $467 thousand for the first nine months of 2002 compared to $314 thousand for the first nine months of 2001

o    higher costs for payroll taxes on a greater compensation base

o increased expenses for worker's compensation insurance, which is a general problem faced by businesses in the State of California

         Deposit insurance premiums decreased from $50 thousand and $148 thousand for the three and nine months ended September 30, 2001 to $19 thousand and $121 thousand during the same periods in 2002, despite the expansion in the Company's deposit portfolio. The decline resulted from an adjustment in the Company's insurance premium rate effective July 1, 2002. The lower insurance premium rate will also favorably impact deposit insurance expenses during the fourth quarter of 2002.

         Legal and  accounting  expenses  declined  from $274  thousand and $724 thousand during the three and nine months ended September 30, 2001 to $107 thousand and $328 thousand during the same periods in 2002 primarily due to the aforementioned arbitration in 2001 and due to the Company's utilizing more cost effective providers for certain professional services in 2002.

         Advertising and promotion costs totaled $52 thousand during the third quarter of 2002, down from $86 thousand during the same period during the prior year. The Company limited its print and broadcast advertising during the third quarter of 2002 in light of the challenges of advertising for deposits with interest rates at historic low levels. Advertising and promotion costs totaled $214 thousand during the first nine months of 2002, up from $143 thousand during the same period the prior year. These costs were unusually low in the first half of 2001, as the Company postponed certain advertising and promotional activities due to the implementation of the new computer systems environment. In conjunction with the Company's strategic plan and as an alternative to print and broadcast media, the Company's employees and Directors enhanced the Bank's visibility during 2002 by their extensive participation in a significant number of community events and organizations. As just one example, the Bank's employees logged over 150 volunteer hours during the month of September participating in various community events, the majority of which were fundraisers to support local non-profit organizations in the Bank's primary market area.

         Consulting expenses declined from $31 thousand and $336 thousand during the three and nine months ended September 30, 2001 to $16 thousand and $59 thousand during the same periods in 2002. In 2001, the Company hired several consultants to assist with the core systems conversion and the implementation of complementary technology following the conversion.

         The Company's efficiency ratio during the third quarter of 2002 was 54.77%, comparing favorably to 62.86% during the third quarter of 2001 and improving from 56.12% during the second quarter of 2002 (the immediately preceding quarter). Despite this progress, the Company's efficiency ratio is still above those of high performing peer financial institutions. The expansion in the Company's interest margin has been a significant factor in the improvement in the efficiency ratio during the past year.

         The Company continues to restructure its operations both to better utilize new technology and improve efficiency. A major upgrade of the Company's core banking system is planned for the fourth quarter of 2002. The Company also continues to evaluate new vendors for various products and services, seeking more cost effective business relationships. In 2002, the Company altered the manner in which its facilities management is conducted to provide for better expense control. By mid 2002, the Company implemented revised practices for check ordering and printing, leading to cost savings. In the third quarter of 2002, the Company completed the transition to a higher quality and lower cost cellular phone service and streamlined certain electronic transaction processing. In upcoming quarters, the Company plans to obtain better pricing for certain correspondent banking services, reconfigure its item processing operations, and improve the cost effectiveness of its Internet banking program. Through these and other initiatives, the Company continues to target progress in improving its efficiency ratio.

         However, the Company's progress in improving its efficiency ratio in the next several quarters may be tempered by the up front costs associated with the hiring of additional experienced commercial bankers in order to speed the implementation of the strategic plan. In addition, should the Company open a de novo branch in order to improve its coverage of its local market area, attract additional deposits and new customers, build franchise value, and reduce the loan to deposit ratio, such would likely unfavorably impact the efficiency ratio, as new branches typically generate negative incremental contributions in the first year of operation. Moreover, the Company is subject to certain third party pricing increases for health insurance and worker's compensation insurance, which are common issues for many businesses in the State of California.

         In light of the above and because of the uncertain impacts of competition, the regulatory environment, and other factors over which the Company has no control, Management cannot predict the Company's efficiency ratio in future periods.


Income Taxes

         Income tax expense increased in 2002 versus 2001 due to greater pre-tax income. The Company's effective book income tax rate was 40.8% for the first nine months of 2002, down from 42.6% for the first nine months of 2001 due to:

o certain non-deductible expenses and other adjustments to taxable income representing a smaller percentage of the increased amount of book pre-tax income

o the Company's filing for additional State income tax credits in 2002 under the Enterprise Zone program

In addition, net income during the third quarter of 2002 was increased by $32 thousand associated with a non-recurring reduction in the Company's provision for income taxes resulting from a change in California tax law. This one time reduction contributed to the Company's reporting an effective book income tax rate of 40.0% for the third quarter of 2002, compared to the Company's effective book income tax rate of 40.8% for the first nine months of 2002.

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



Item 4.  Controls And Procedures

(a) The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports in compliance with the Securities Exchange Act of 1934, as amended ("Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms, and that such information is accumulated and communicated to the Company's Management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c) promulgated under the Exchange Act. Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

(b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of the evaluation referenced in paragraph (a) above.




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

Item 4.  Submission Of Matters To A Vote Of Security Holders

         No matters were submitted to a vote of security holders during the quarter ended September 30, 2002.


Item 5.  Other Information

         None.


Item 6.  Exhibits And Reports On Form 8-K

         A.  Exhibits

                  10.23 Monterey Bay Bancorp, Inc. Form Of Indemnification Agreement Between The Company And All Directors Plus The Chief Financial Officer

                  10.24 Monterey Bay Bank Form Of Indemnification Agreement Between The Company And All Directors Plus The Chief Financial Officer

                  10.25    Amended And Restated  Bylaws Of Monterey Bay Bancorp,
                           Inc.

                  99.1 Chief Executive Officer Certification Pursuant To 18 U.S.C. Section 1350

                  99.2 Chief Financial Officer Certification Pursuant To 18 U.S.C. Section 1350


         B. Reports On Form 8-K

                  The Company has recently filed the following Current Reports on Form 8-K:

                  1. Form 8-K dated September 9, 2002. This Current Report reported:

                           o        an   expansion  in  the  number  of  Company
                                    Directors from nine to ten

                           o        the   appointment  of  a  new  Director  for
                                    Monterey   Bay   Bancorp,   Inc.   and   its
                                    subsidiary, Monterey Bay Bank

                           o third quarter 2002 share repurchases by the Company

                           o        increased Insider ownership of the Company

                  2. Form 8-K dated October 21, 2002. This Current Report reported the Company's financial and operating results for the three month and nine month periods ending September 30, 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act Of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      MONTEREY BAY BANCORP, INC.
                                                                    (Registrant)



Date:    November 12, 2002       By:  /s/ C. Edward Holden
                                      --------------------
                                      C. Edward Holden
                                      Chief Executive Officer
                                      President
                                      Vice Chairman Of The Board Of Directors



Date:    November 12, 2002       By:  /s/ Mark R. Andino
                                      ------------------
                                      Mark R. Andino
                                      Chief Financial Officer
                                      Treasurer
                                      (Principal Financial & Accounting Officer)

                Certification of the Principal Executive Officer
                 (Section 302 of the Sarbanes-Oxley Act of 2002)


I, C. Edward Holden, Chief Executive Officer and President, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Monterey Bay Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain and untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and any material weakness in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

                                               By:      /s/ C. Edward Holden
                                                        --------------------
                                                        C. Edward Holden
                                                        Chief Executive Officer
                                                        President
                                                        Vice Chairman

                Certification of the Principal Financial Officer
                 (Section 302 of the Sarbanes-Oxley Act of 2002)


I, Mark R. Andino, Chief Financial Officer and Treasurer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Monterey Bay Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain and untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and any material weakness in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002

                                             By:      /s/ Mark R. Andino
                                                      ------------------
                                                      Mark R. Andino
                                                      Chief Financial Officer
                                                      Treasurer