Form 10-K
period 2002-12-31
MONTEREY BAY BANCORP INC
filed 2003-03-27
CIK 930429

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K


  Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act
               of 1934 For the fiscal year ended December 31, 2002

                         Commission File Number: 0-24802


                           MONTEREY BAY BANCORP, INC.
             (Exact Name Of Registrant As Specified In Its Charter)


              DELAWARE                                  77-0381362
   (State Or Other Jurisdiction Of                    (I.R.S. Employer
    Incorporation Or Organization)                  Identification Number)

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
Yes     X       No           .
    ---------      ----------

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Monterey Bay Bancorp, Inc.
Form 10-K
Cover Page, Continued



         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes              No     X    .
    ----------      ---------

         The aggregate market value of the Common Stock held by "non-affiliates" of the registrant, based upon the closing price of its Common Stock on March 5, 2003 of $20.18, as quoted on the Nasdaq National Market System, was approximately $38,779,000. The aggregate market value of the Common Stock held by "non-affiliates" of the registrant, based upon the closing price of its Common Stock on June 28, 2002 (the last business day of the registrant's most recently completed second fiscal quarter) of $18.00, as quoted on the Nasdaq National Market System, was approximately $36,915,000. Shares of common stock held by each officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons or entities may be deemed to be affiliates. Such determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The registrant had 3,460,974 shares of Common Stock outstanding as of March 20, 2003.



                       DOCUMENTS INCORPORATED BY REFERENCE


         Portions of the definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed within 120 days of the fiscal year ended December 31, 2002 are incorporated by reference into Part III of this Form 10-K.


                                                            INDEX

                                                                                                                   PAGE

                  Introduction and Availability of Information........................................................4


                                                           PART I

Item 1.           Business............................................................................................5
Item 2.           Properties.........................................................................................76
Item 3.           Legal Proceedings..................................................................................77
Item 4.           Submission of Matters to a Vote of Security Holders................................................77


                                                           PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters..............................77
Item 6.           Selected Financial Data............................................................................78
Item 7.           Management's Discussion and Analysis of Financial Condition and Results of Operations..............80
Item 7a.          Quantitative and Qualitative Disclosures About Market Risk........................................109
Item 8.           Financial Statements and Supplementary Data.......................................................114
Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............159


                                                          PART III

Item 10.          Directors and Executive Officers of the Registrant................................................159
Item 11.          Executive Compensation............................................................................159
Item 12.          Security Ownership of Certain Beneficial Owners and Management....................................159
Item 13.          Certain Relationships and Related Transactions....................................................159
Item 14.          Controls and Procedures...........................................................................159


                                                           PART IV

Item 15.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................................160


Signature Page......................................................................................................162

Certifications Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002............................................163



INTRODUCTION

         Discussions of certain matters in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and as such, may involve risks and uncertainties. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations, are generally identifiable by the use of words or phrases such as "believe", "plan", "expect", "intend", "anticipate", "estimate", "project", "forecast", "may increase", "may fluctuate", "may improve" and similar expressions or future or conditional verbs such as "will", "should", "would", and "could". These forward-looking statements relate to, among other things, expectations of the business environment in which Monterey Bay Bancorp, Inc. operates, opportunities and expectations regarding technologies, anticipated performance or contributions from new and existing employees, projections of future performance, potential future credit experience, possible changes in laws and regulations, potential risks and benefits arising from the implementation of the Company's strategic and tactical plans, perceived opportunities in the market, potential actions of significant stockholders and investment banking firms, the potential impact of past and possible future terrorist or military actions upon consumer confidence, income, and spending, and statements regarding the Company's mission and vision. The Company's actual results, performance, and achievements may differ materially from the results, performance, and achievements expressed or implied in such forward-looking statements due to a wide range of factors. For a discussion of some of the factors that might cause such a difference, including, but not limited to, changes in interest rates, general economic conditions, technology, legislative and regulatory changes, monetary and fiscal policies of the US Government, US Treasury, and Federal
Reserve, real estate valuations, and competition in the financial services industry, see "Item 1. Business - Risk Factors That May Affect Future Results." These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.


AVAILABILITY OF INFORMATION

         Reports filed with the Securities and Exchange Commission ("SEC") including proxy statements and other information can be inspected and copied at the public reference facilities of the SEC at Room 1024, 450 Fifth Street, N.W., Washington, D.C. 20549 and 500 West Madison Street, Suite 1400, Chicago, IL. 60661. Copies of such materials can be obtained from the Public Reference Section of the SEC at 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. The SEC maintains an Internet site that contains reports, proxy, and information statements and other information. The address of the site is http://www.sec.gov.

         Monterey Bay Bancorp, Inc. makes available free of charge through its Internet site its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The Internet site address for Monterey Bay Bancorp, Inc. is http://www.montereybaybank.com.

         Additional corporate information regarding Monterey Bay Bancorp, Inc. and Monterey Bay bank is also available at the www.montereybaybank.com Internet site. This Internet site is not a part of this Annual Report on Form 10-K.

                                     PART I


Item 1.  Business

General

         Monterey Bay Bancorp, Inc. (referred to herein on an unconsolidated basis as "MBBC" and on a consolidated basis as the "Company") is a unitary savings and loan holding company incorporated in 1994 under the laws of the state of Delaware. MBBC currently maintains a single subsidiary company, Monterey Bay Bank (the "Bank"), formerly Watsonville Federal Savings and Loan Association. The Bank is a federally chartered savings and loan association organized under the laws of the United States of America. The Bank was founded in 1925. MBBC was organized as the holding company for the Bank in connection with the Bank's conversion from the mutual to stock form of ownership in 1995.

         The principal executive offices of the Company and the Bank are located at 567 Auto Center Drive, Watsonville, California, 95076, telephone number (831) 768 - 4800, facsimile number (831) 722 - 6794. The Company may also be contacted via electronic mail at: INFO@MONTEREYBAYBANK.COM.

         At December 31, 2002, the Company had $609.7 million in total assets, $523.5 million in net loans receivable, and $458.3 million in total deposits. The Company is subject to regulation by the Office of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC"), and the SEC. The Bank is subject to certain regulations of the Board of Governors of the Federal Reserve System ("FRB") with respect to reserves required to be maintained against deposits and certain other matters.

         The Bank is a member of the Federal Home Loan Bank ("FHLB") of San Francisco, which is one of the twelve regional banks comprising the Federal Home Loan Bank System. The Bank's deposits are insured by the FDIC to the maximum extent permitted by law.

         The Company conducts business from eight full-service branch offices in its primary market area in Central California, one loan production office in Los Angeles, 11 automated teller machines ("ATM's") including two stand-alone ATM's, and its administrative facilities in Watsonville, California. The Company's headquarters building in Watsonville also functions as a limited service branch office. In addition, in March 2003, the Company was in the process of finalizing a lease for a full service de novo branch in Pacific Grove, California, within its primary market area. Should a final lease be executed and all regulatory and local approvals and permits be obtained in a timely manner, the Company anticipates opening the new full service branch in the third quarter of 2003.

         The Company also supports its customers through Internet Banking for both consumers and businesses, 24 hour bilingual (English / Spanish) telephone banking, electronic bill payment, remote deposit capability, courier service, bank by mail, night depository, and ATM access through an array of ATM networks including STAR, CIRRUS, and PLUS.

         Through its network of banking offices, the Bank emphasizes personalized service in assisting individuals, families, professionals, community organizations, non-profit organizations, and businesses in attaining their financial objectives. The Bank offers a wide complement of lending products, including:

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

o    various savings accounts

o    tiered money market accounts offering a variety of access methods

o    tax qualified deposit accounts (e.g. IRA's)

o    a broad array of certificate of deposit products

     Through its wholly-owned subsidiary, Portola Investment Corporation ("Portola"), the Bank provides, on an agency basis, life insurance (term, whole life, and universal life insurance), long term care insurance, tax qualified plans including Section 529 plans and 401(k) plans, and a wide selection of non-FDIC insured investment products including:

o    fixed annuities

o    variable annuities

o    an extensive inventory of mutual funds

o    individual fixed income and equity securities

Please see "Subsidiary Activities" for additional information regarding business activities by Portola.

         The Bank also supports its customers by functioning as a federal tax depository, selling and purchasing foreign banknotes, issuing debit and ATM cards, providing domestic and international collection services, furnishing trade finance services, and supplying various forms of electronic funds transfer.

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

Company Strategy

         During the past several years, the Company has implemented a business strategy of evolving away from its traditional savings and loan roots and into a community focused commercial bank serving the financial needs of individuals, families, professionals, organizations, and businesses. This business strategy was selected:

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

o a relationship based approach to customer service, marketing, product design, and pricing

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

o a balance sheet profile presenting loan and deposit portfolios diversified among multiple products

o    a ratio of net loans to total assets of between 85.0% and 90.0%

o income property, construction, and commercial business loans representing a greater percentage of total loans than has been maintained in the past, with a reduced concentration in residential mortgages

o a deposit mix with a greater percentage of transaction accounts than has been maintained in the past, with a lower concentration of certificates of deposit

o    increasing  fee  income  to  a  greater   portion  of  total  revenue  than
     historically generated

o    utilizing  new   technologies   to  better  meet  the  financial  needs  of
     individuals, families, professionals, and businesses

         The Company's business strategy incorporates consideration of a future conversion to a commercial bank charter. Such a change in charter to either a California State chartered commercial bank or a nationally chartered commercial bank would be primarily driven by the Bank's changing asset mix, as the Bank expects to eventually fall below the minimum thresholds for federally chartered thrifts under the Qualified Thrift Lender ("QTL") test as it conducts additional commercial real estate and commercial business lending. At December 31, 2002, the Bank was under no immediate pressure to pursue a change in charter, as the Bank's QTL ratio at that time was 68.4%, compared to a regulatory minimum of 65.0%. In addition, the Bank has certain elections available that would allow continued operation as a federally chartered thrift even with a QTL ratio below 65.0%.

         As discussed below and throughout this Annual Report, the Company has achieved progress in regards to its strategic plan over the past several years, including some particular accomplishments in 2002.


Key Company Accomplishments

In general, the Company's recent accomplishments can be grouped into four categories:

1. The achievement of historically favorable financial results in 2002, including:

         A.       the  generation  of  the  highest  levels  of net  income  and earnings per share in the Company's history, with six consecutive quarters of record quarterly earnings through the quarter ended December 31, 2002

         B. increases in return on average assets and return on average stockholders' equity to the highest annual levels in the Company's history

         C. significant improvement in the Company's efficiency ratio, with such ratio declining from 64.41% in 2001 to 55.78% in 2002 (53.41% during the fourth quarter of 2002)

         D. a rise in the Company's stock price from $15.50 per share at December 31, 2001 to $19.95 per share at December 31, 2002 despite a challenging capital markets environment

2. The increased visibility of the Bank, which in turn led to greater volumes of business, as a result of:

         A. a further expansion in the Company's commitment to its local communities, as exemplified by the Bank's active support of a wider range of community organizations and events, and by an increased amount of time donated by the Company's directors and employees

         B.       increased   advertising  aimed  at  heightening  local  market
                  awareness of the expanded range of financial services offered by the Company

3. The continued investment in and implementation of the human resource, product inventory, distribution channel, and technology foundations necessary to successfully implement the Company's business strategy, including:

         A. the recruitment in early 2003 of a veteran commercial banker with in-market experience to serve as the Bank's Director of Retail Banking

         B. the hiring of additional commercial business relationship officers and experienced commercial bank branch managers

         C. the introduction of remote deposit services, Internet banking for businesses, letters of credit, and new deposit products for both businesses and individuals

         D. the opening of the Los Angeles loan production office during the first quarter of 2002

         E. the designation of the Bank's administrative headquarters as an additional (limited service) branch office

         F. identification of a desirable site for a de novo full service branch in the Bank's primary market area

         G. upgrades of the Company's telecommunications network, primary data processing equipment, and disaster recovery capabilities

4.       The enhancement of stockholder value, as subsequently discussed

         Additional information regarding the Company's strategic plan and its accomplishments in relation thereto is presented in the following paragraphs and throughout this Annual Report.

         The loan portfolio product mix of loans held for investment shifted during 2002 in conformity with the Company's strategic plan. Residential one to four unit loans declined from 42.2% of gross loans held for investment at December 31, 2001 to 33.1% at December 31, 2002. In contrast, commercial and industrial real estate loans rose from 22.7% to 24.7%, construction loans increased from 7.9% to 12.3%, land loans increased from 2.5% to 4.4%, commercial business loans rose from 1.8% to 3.1%, and consumer loans (primarily home equity lines of credit) increased from 1.5% to 1.6%. This change in loan mix was facilitated by the commercial business and real estate relationship officers the Company hired over the past year and by the new Los Angeles loan production office, which concentrates on income property and construction lending. This loan production office is managed by a veteran banker with significant experience in Southern California, long-standing relationships with area developers and property investors, and particular expertise in marketing and underwriting construction and income property credits. The opening of this office advanced the geographic diversification of the Company's real estate loan portfolio, which has been historically concentrated in the California counties of Santa Cruz, Monterey, and Santa Clara.

         At December 31, 2002, certificates of deposits constituted 53.8% of the deposit portfolio, down from 56.4% at December 31, 2001. Certificates of deposit would have reflected a smaller percentage of the deposit portfolio at December 31, 2002 if not for the Bank's:

o acquiring an additional net $9.0 million in certificates of deposit through the State of California Time Deposit Program during 2002, whereby the State of California makes deposits available to support reinvestment back into California communities

o issuing a $20.0 million brokered CD in May 2002 to provide funding for the Company's strong loan demand

         Over the past several years, the Company has emphasized checking and money market accounts in its marketing, new product development, and advertising as a means of cementing its relationship with its customers, decreasing its relative cost of funds, and bolstering non-interest income.

         The Company's strategy of transitioning into a community commercial bank also incorporates increasing the percentage of the Company's total revenues generated from fees and service charges, as compared to net interest income. In this regard, the Company has expanded its scope of fee based services, altered its pricing, and enhanced the product line offered through Portola.

         In implementing its business strategy, the Company intends to continue enhancing its inventory of financial products targeted at both businesses and individuals. In 2003, the Company plans to:

o    expand its full service branch hours for Mondays through Thursdays

o    offer  payroll  and  merchant   bankcard   services  for  business  through
     third-party relationships

o introduce several consumer relationship products, whereby individuals benefit from expanding their overall relationship with the Company

         The Company intends to complement the new technology implemented in 2001 and 2002 during the coming year with a new item processing environment, enhanced customer statements, and various ancillary systems such as current generation safe deposit box management software.

         Throughout 2002, the Company maintained its commitment to support the quality of life in the Greater Monterey Bay Area. Employees are encouraged to be involved with local community and service organizations. A significant contribution was made to advance post-secondary education, and other charitable donations of funds or services were conducted throughout the year. As just one example, during the months of November and December 2002, the Company focused its efforts on helping the less fortunate by providing food and donations to local food banks through a Holiday Food Drive Campaign. Each of the Bank's eight branches as well as the Administrative Headquarters served as public collection sites promoting donations of non-perishable food items. Through the combined efforts of employees, directors, customers, and the general public, the Company collected the equivalent of over 7,000 pounds of food.

         The Company employs a Director of Community Relations, whose responsibilities include further enhancing the Company's visibility in the Greater Monterey Bay Area, improving the effectiveness of the Company's community relations program, and coordinating employee and director participation in local chambers of commerce and Rotary organizations, in addition to many special community, charity, and educational events.

         The implementation of the Company's business strategy presents various costs and risks. In general, the Company incurs operating and capital expenses in advance of associated revenues, as the human and technology resources necessary to implement the strategic plan must be in place before new sales can be generated. The amount of change concomitant with this strategy, particularly given the relatively rapid pace of implementation undertaken by the Company, presents significant execution risks. Some of these execution risks include exposure in the implementation of new technology, the delivery of financial products and services with greater innate levels of operating risk, and the greater credit risk inherent in consumer and commercial (versus mortgage) lending. The Company has endeavored to mitigate these risks, in part, by:

o recruiting experienced commercial bankers for open positions within the Company

o hiring certain professionals on a consulting basis to provide technical assistance, risk assessment and testing, and asset quality review

o increasing its allowance for loan losses in both nominal and relative terms in conformity with the change in inherent risk present in the loan portfolio

         The Company's Board of Directors has evolved over the past three years, with new directors adding skills in corporate governance, financial expertise, an appreciation of the importance of advancing stockholder value, and the capacity to refer local business to the Company.

         In 2003, the Company intends to continue pursuing the business strategy outlined above. Furthermore, the Company plans to explore avenues for further growth in product diversification and market share, including the purchase of banking branches in the Greater Monterey Bay Area, the opening of a de novo full service branch in Pacific Grove, and / or an alignment with new vendors that can facilitate the more rapid implementation of the strategic plan.

Stockholder Value

         A key aspect of the Company's business strategy is to enhance stockholder value. The Company's efforts and achievements in this regard have included:

o Since 1995, the Company has repurchased over 1.3 million of its common shares, including 61,000 shares during 2002. At December 31, 2002, there were 53,035 remaining shares authorized for repurchase under the Company's current repurchase program.

o The Company's directors continued to receive their retainer fees in Company common stock during 2002.

o The Company's bylaws specify a minimum stock ownership requirement for all Directors.

o The Company's executive management volunteered to accept a portion of their 2002 cash incentive compensation in Company common stock, repeating elections made in prior years.

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

o    The addition of new market makers for the Company's common stock.

         At its October 2002 meeting, the MBBC Board of Directors approved an increase in the total Company stock ownership requirement for Directors, subject to certain conditions, from 1,000 shares to 5,000 shares. All of the Company's directors owned at least 5,000 shares of the Company's common stock at December 31, 2002, with the exception of Ms. Rita Alves, a recently appointed director. Per the terms of the Bylaws, Ms. Alves has until September 2003 to cumulatively purchase 1,000 shares of the Company's common stock. In addition, Ms. Alves has until September 2005 to own at least 5,000 shares of the Company's common stock. At December 31, 2002, Ms. Alves owned 401 shares of the Company's common stock.

         Effective November 1, 2002, the Company's directors adopted a revised director fee program. The new program provides for all director compensation of any type, other than travel reimbursement, to be paid exclusively in Company common stock on a quarterly basis. In addition, base retainer fees were reduced, with new fees implemented based upon meeting attendance and the number of Board committees served. In adopting the new director fee plan, the Board sought to even more closely align their compensation with stockholder interests by making director compensation more performance and activity based. Total annual costs under the new director fee plan are projected to be close to those associated with the prior program that was primarily focused upon flat retainer fees.

         The Company's directors and officers continued to be net purchasers of the Company's common stock during 2002, with recurring purchases by the Company's Chief Executive Officer, Chief Financial Officer, and Chief Loan Officer.

         A significant number of the Bank's employees have an ownership interest in the Company, through one or more of the following:

o    direct stock purchases

o    the Employee Stock Ownership Plan ("ESOP")

o    incentive stock options

o    stock grant awards

o stock purchased with funds contributed by employees to the Bank's 401(k) Plan (Company common stock is one of twelve investment options)

         In addition, the Company maintains a relationship with an investment banking firm specializing in the financial services industry as a means of:

o    supporting a number of initiatives aimed at increasing stockholder value

o obtaining advice regarding balance sheet, interest rate risk, and capital management

o    acquiring expanded competitive information and market intelligence

o advising the Board of Directors and Management regarding trends, risks, and tactical and strategic opportunities within the financial services industry

         In 2003, the Company intends to pursue additional equity analyst coverage and continuing to leverage the growing capital base in order to support further expansion in return on average stockholders' equity.

         The Board of Directors and Management have targeted the transformation strategy into a community focused commercial bank based on their belief that this approach presents the best current opportunity to enhance long term stockholder value.


Corporate Governance

         The Company supports strong corporate governance and has adopted policies and procedures designed to facilitate quality corporate governance. The Company's profile in regards to corporate governance at December 31, 2002 included the following:

1. All directors other than the Chief Executive Officer are outside directors with no executive position with the Company.

2. No outside directors are under consulting or similar contracts with the Company.

3.   During 2002, the Board Audit Committee held 12 meetings.

4. Members of the Board Audit Committee include two active chief financial officers of private companies and one retired bank chief executive officer. The Company added the second active chief financial officer to its Board of Directors in the past year, with that individual also serving on the Board Audit Committee.

5. All services provided by the independent auditor must be approved in advance by the Board Audit Committee.

6. The Board Audit Committee approves the annual internal audit plan and reviews all internal audit reports, credit review reports, and regulatory examinations, including Management's written response thereto.

7. The Chairman of the Board Audit Committee discusses the Company's financial results, accounting, condition, and internal controls with the independent auditor at least quarterly.

8. The Company has in place a "whistle-blowing procedure" whereby the Chairman of the Audit Committee may be confidentially and anonymously contacted by any Company employee. The Company's policy provides protections to whistle-blowing employees from retaliation and other adverse responses to whistle-blowing.

9. The Company maintains a Code of Ethics And Standards of Personal Conduct policy for all employees and a Code of Ethics policy for directors. These policies:

         A. emphasize the importance of complying with all laws and regulations and conducting business for the Company in an ethical and honest manner

         B. require employees and directors to report in writing any actual or potential conflicts of interest

         C.       govern the acceptance of gifts by employees

         D.       restrict Company political contributions and activities

         E.       govern lending practices

         F.       support   the    maintenance    of   Company   and    customer
                  confidentiality in conformity with laws and regulations

         G. provide guidance for directors and employees in regards to various business activities where ethics are exposed to potential compromise

         H. address other topics and issues which could create a conflict of interest or present ethical issues to the Company, its directors, and its employees

         I.       delineate accountability for adherence to the policies

10. The Company maintains an Insider Trading policy that requires all directors and Section 16 SEC reporting officers to obtain approval prior to conducting any transactions in the Company's common stock and to comply with all applicable laws and regulations associated with insider trading. This policy also prohibits insiders from selling the Company's common stock "short".

11. All loans to directors and officers of the Company are in compliance with FRB Regulation O.

Market Area and Competition

         Market Area. The Bank is a community-oriented financial institution that originates residential, multifamily, construction, land, commercial real estate, consumer, and commercial business loans within its primary market area in Central California surrounding Monterey Bay. In addition, the Bank originates primarily income property and construction loans through its Los Angeles loan production office, participates in construction and income property lending with other California based community and correspondent banks, and purchases loans secured by real estate generally located between San Francisco Bay Area and San Diego as a means of geographically diversifying its loan portfolio and in conjunction with its asset / liability management program. The Company conducts only limited business north of the San Francisco Bay Area and east of the Central Valley of California. The Company conducts only a minor volume of business outside the State of California.

         The economy in the Company's primary market areas in Santa Cruz, Monterey, and Santa Clara Counties has historically been primarily agricultural. However, in recent years, other economic segments have assumed a larger portion of total business activity, caused in part by the continuing southward expansion of the San Francisco Bay Area. These newer and in some cases relatively rapidly expanding segments include:

o    an increasing  professional  presence,  both in commercial  property and in
     residential   housing,   as  technology  related  companies  have  expanded
     southward, primarily down the Highway 101 corridor

o light manufacturing, taking advantage of the availability of land and pro-business orientation of certain cities

o    post-secondary education

o tourism and marine biology, especially in the coastal communities on Monterey Bay

o residential construction, supported by the historically low interest rate environment of the past 18 months and by the lower cost of land versus much of the San Francisco Bay Area

         The Company's primary market areas were adversely impacted during 2002 by:

o    the limited pace of national economic expansion

o    an increase in local unemployment rates, particularly in Santa Clara County

o the difficulties experienced by the technology industry following the significant reduction in the NASDAQ Index in recent years, constrained investment by businesses, and limited availability of venture capital financing

o    weakness in the telecommunications industry

o concerns over the potential effects of a record budget deficit by the State of California

o the potential ongoing impact of and possible resolution of issues stemming from the 2001 California energy crisis, including what monies the State might be able to recoup from energy suppliers and the potential emergence from bankruptcy status by the largest energy utilities in the State

o the impacts of consumer reactions to the threats of possible future terrorist activity and geopolitical issues, especially as reflected in reduced travel and tourism, which has a particular negative effect upon the hospitality industry

         To the extent that the State of California fiscal situation continues to affect the State's budget, spending, and potential level and manner of taxation, the Company will continue to be impacted.

         Supported by historically low interest rates, a growing population, and limited supply in certain markets, residential real estate values in many of the communities served by the Company were steady to slightly increasing in 2002, with the notable exception of very high end residential properties ($1.5 million and above). While the Company does serve the high end real estate market by virtue of its presence in various higher cost communities along the Monterey Bay, the Company does not target this market.

         Despite a general rise in foreclosure activity in California during 2002, the Company had only one foreclosure, on a single residential property, in 2002.

         Throughout 2002, many large national corporations with operations in Northern and Central California announced significant layoffs. In addition, many local technology companies shut down due to a combination of weak (or negative) earnings, limited liquidity, or a lack of access to additional capital. Unemployment in the Company's market areas increased in 2002, with a particular concentration among technology and telecommunications industry workers in the Silicon Valley area of the South San Francisco Bay Area.

         During 2002, the local and State economy, and the State's level of income tax receipts, did not materially benefit from a significant rise in stock and stock option wealth among individuals. This situation contrasts significantly to the impacts of a rising stock market in 1999 and early 2000.

         Lease rates for many types of commercial real estate declined significantly in the San Francisco Bay Area during 2001 and 2002, reversing strong rises in 1999 and early 2000 fueled by the technology industry and Internet boom. Vacancy rates for commercial real estate generally rose in 2002, with particularly large rises in areas that served the technology boom of the late 1990's. Vacancy rates for Class A commercial real estate in downtown San Francisco were reported at nearly 20.0% at the end of 2002. While the Company originates and purchases commercial real estate loans in the San Francisco Bay Area, Management did not generally pursue loans based upon the high lease rates and market values during 1998 through 2000. The Company had no classified loans at December 31, 2002 that were secured by commercial real estate in the San Francisco Bay Area.

         Vacancy rates increased and average effective room rates declined for California hotels and motels in 2001, with the trend worsening after the events of September 11, 2001. During 2002, the hospitality industry in the Company's primary market area improved somewhat from the results experienced during the fourth quarter of 2001, but did not generally achieve the business levels enjoyed in 1999 and 2000.

         In general, the real estate markets where the Company lends in Southern California were more favorable during 2002 than the San Francisco Bay Area, as the Southern California markets did not have the high concentration of technology and telecommunication firms present in the Silicon Valley and other areas around San Francisco Bay.

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

         Competition. The banking and financial services business in California generally, and in the Bank's market areas specifically, is highly competitive. The increasingly competitive environment is a result of many factors including, but not limited to:

o the ongoing expansion of the Internet, whereby the Bank must more frequently compete with remote entities soliciting customers in its primary market areas via web based advertising and product delivery, especially for certificates of deposit and residential mortgages

o    the  significant  consolidation  among  financial  institutions  which  has
     occurred   over  the  past  several   years,   resulting  in  a  number  of
     substantially larger competitors with greater resources than the Company

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

o the addition of financial services oriented subsidiaries by firms not historically in the banking business, but with significant consumer reach

o the continued tax relief enjoyed by credit unions in serving the consumer market combined with a trend toward loosening restrictions on credit union activities and requirements for credit union membership

         The Company competes for loans, deposits, fee based products, and customers for financial services with commercial banks, savings and loans, credit unions, thrift and loans, mortgage bankers, securities and brokerage companies, insurance firms, finance companies, mutual funds, and other non-bank financial services providers. Many of these competitors are much larger than the Company in total assets, market reach, and capitalization; and enjoy greater access to capital markets and can offer a broader array of products and services than the Company presently markets.

         Two banks, each with several billion dollars in assets and more diversified revenue sources, present particular competition to the Company. Both these banks follow the "super community banking" business model, whereby multiple community banks are owned and operated under a unified umbrella organization. Both of these firms have expanded rapidly in recent years and have acquired community banks in the Company's primary market areas. These firms have access to far greater amounts of capital than the Company. These firms also benefit from greater economies of scale than the Company. Acquisitions by these two banks have resulted in the Company's being the largest truly local financial institution in many of its markets.

         The Company also competes increasingly frequently with another community bank, which has over the past two years opened de novo offices in some of the same communities served by the Company. Additionally, in 2002, the Company experienced particular competition for retail deposits from the two largest thrifts that operate in California. These large thrifts benefited from the declining interest rate environment, with expanding net interest margins resulting from their net liability sensitivity. These thrifts used their expanding margins to bid up retail deposit rates, particularly for certain transaction accounts, in an effort to build market share.

         In order to compete with other financial services providers, the Company relies upon:

o    local community involvement, contributions, and visibility

o personal service and the resulting personal relationships of its staff and customers

o    referrals from satisfied customers, employees, and directors

o the development and sale of specialized products and services tailored to meet its customers' needs

o    local and fast decision making

         In addition, Management considers the Company's reputation for financial strength and competitive services, as developed over 77 years of local Company history, as a competitive advantage in attracting and retaining customers within its primary market area.


Risk Factors That May Affect Future Results

         The following discusses certain factors that may affect the Company's financial results and operations and should be considered in evaluating the Company. The two general categories of greatest risk faced by the Company are credit risk and interest rate risk, both of which are inherent to community banking.

         Ability Of The Company To Execute Its Business Strategy. The financial performance and profitability of the Company will depend, in large part, on its ability to favorably execute its business strategy in converting from a savings & loan into a community based financial services firm. This evolution entails risks in, among other areas, technology implementation, market segmentation, brand identification, banking operations, and capital and human resource investments. Accordingly, there can be no assurance that the Company will be successful in its business strategy.

         Economic Conditions And Geographic Concentration. The Company's operations are located in California and are concentrated in Santa Cruz, Monterey, and Santa Clara Counties. Although Management has diversified the Company's loan portfolio into other California counties, the majority of the Company's credits remain concentrated in the three primary counties. As a result of this geographic concentration, the Company's results depend largely upon economic and real estate market conditions in these areas. Deterioration in economic or real estate market conditions in the Company's primary market areas could have a material adverse impact on the quality of the Company's loan portfolio, the demand for its products and services, and its financial condition and results of operations. In addition, because the Company does not require earthquake insurance in conjunction with its real estate lending, an earthquake with an epicenter in or near the Company's primary market areas could also significantly adversely impact the Company's financial condition and results of operations.

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

         State Of California Budget Crisis. The State of California is currently facing a substantial budget deficit. A combination of reductions in State provided services and increases in the level and nature of taxation might result, which could present an unfavorable impact upon the Company's business, financial condition, and results of operations. At December 31, 2002, the State of California maintained $28.0 million in deposits with the Company. If the State were to withdraw these deposits, replacement funding would likely be more expensive.

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

         At December 31, 2002, the Company's net loan portfolio held for investment totaled $521.9 million. This represented the highest total in the Company's history. The vast majority of this portfolio was associated with real estate of various types. Lending activity in 2002 was supported by an active mortgage refinance market, spurred by the historically low level of interest rates following rate cuts implemented by the Federal Reserve during 2001 and 2002.

         Net loans as a percentage of total assets decreased slightly from 86.8% at December 31, 2001 to 85.9% at December 31, 2002 primarily due to the Company's purchase of $9.0 million in bank owned life insurance during 2002. Allocating a greater percentage of its total assets to loans is fundamental to the Company's strategies of effectively supporting the financing needs of its local communities, increasing its net interest margin, and effectively leveraging the Company's capital position.

         The Company accepts loan applications generated through brokers for most of its product line. Broker referred loans are underwritten in the same manner as direct originations. The Company encourages its employees and directors to refer and solicit loan business as an integral part of functioning as a community bank. Employees receive various types of awards or commissions based upon the volume and nature of business booked.

         In purchasing individual loans or pools of loans, the Company underwrites each loan in a manner similar to its internal originations. The Company generally purchases income property loans on a servicing released basis in order to facilitate more effective credit management and in order to acquaint such borrowers with the other products and services offered by the Company. The residential mortgages purchased in 2002 were servicing retained by the seller.

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

         Residential One To Four Unit Mortgage Lending. The Company originates fixed rate, adjustable rate, and hybrid (fixed for a period, and then adjustable) mortgage loans secured by one to four family residential properties. Adjustable rate mortgage loans have interest rates that adjust monthly, semiannually, or annually and reprice based upon various indices, primarily the US Treasury One Year Constant Maturities Index ("1 Year CMT") or the MTA index, which is equivalent to the twelve month rolling average of the 1 Year CMT index. The MTA index is utilized by a number of the Company's primary competitors and is often preferred by consumers due to its limited volatility relative to the 1 Year CMT index. The Company ceased originating loans tied to the 11th District Cost of Funds ("COFI") Index in 2002. COFI is now comprised of funding results from just 41 financial institutions and is dominated by the results and actions of a small number of very large thrifts. In 2002, the Company purchased hybrid residential loans based upon the 1 Year LIBOR Index as a means of diversifying the index basis of its loan portfolio and in conjunction with its balance sheet management strategy. The Company's hybrid and adjustable rate residential mortgages typically contain various periodic and lifetime rate caps, and also lifetime rate floors. The Company regularly adjusts its loan products to meet changing customer needs and to respond to the marketplace.

         By the end of 2002, the Company was selling the majority of its residential loan production into the secondary market on a servicing released basis in order to retain a greater volume of higher yielding and more interest rate sensitive loans on its balance sheet, as part of the Company's asset / liability management strategy, and also as a means of increasing non-interest income. The sales are generally on a servicing released basis because the Company believes the servicing is more valuable to high volume, low marginal cost servicers.

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

         At December 31, 2002, the Company maintained $187.5 million in residential permanent mortgages, representing 33.1% of gross loans held for investment. This compares to $204.8 million in permanent residential mortgages a year earlier, which then constituted 42.2% of gross loans held for investment.

         The majority of the residential loans at December 31, 2002 were secured by properties located within the Company's primary market area in Central California. At December 31, 2002, 6.5% of the Company's one to four family mortgage loans held for investment had fixed terms and 93.5% had adjustable rates, including adjustable rate loans that have a fixed rate for an initial period. The Company offers a variety of adjustable rate residential loan products, including an "easy qualifier" loan with more limited documentation required than other mortgages. The Company began originating loans subject to negative amortization in 1996. Negative amortization involves a greater risk to the Company because during a period of high interest rates the loan principal may increase above the amount originally advanced. However, the Company believes that the risk of default on these loans is mitigated somewhat by negative amortization caps, underwriting criteria, relatively low loan to value ratios, and the stability provided by payment schedules. At December 31, 2002, the Company's residential loan portfolio included $19.9 million of loans subject to negative amortization.

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

         The five largest residential loans in the Company's portfolio at December 31, 2002 are presented in the following table. Original loan to value ratio equals the loan's original principal balance divided by the original appraisal amount obtained at the time of loan origination. Current loan to value ratio equals the December 31, 2002 principal balance divided by the original appraisal amount obtained at the time of loan origination.

(Dollars In Thousands)

                                      Year
            Principal                   Of                                              Original         Current
              Balance        Origination /                                               Loan To         Loan To
          Outstanding          Acquisition  Property Location                        Value Ratio     Value Ratio
          -----------          -----------  -----------------                        -----------     -----------
              $ 3,088                 2000  Carmel Valley, California                        50%             49%   *
              $ 2,500                 2002  Monterey, California                             71%             71%
              $ 2,493                 2002  Pleasanton, California                           61%             61%
              $ 2,006                 2000  Pebble Beach, California                         70%             72%   *
              $ 1,785                 2002  Rancho Santa Fe, California                      39%             38%

----------------------
* Loan product permitting negative amortization

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

         Multifamily property valuations have generally increased in California during the past several years, as supply has not expanded with the same speed as population growth, with property values further enhanced by low financing rates and reduced competition from other forms of investment. Apartment market rents and vacancies during 2002 varied by local market conditions, with the strongest performance in various Southern California communities and the softest market conditions in the greater San Jose area. Apartment rent levels in the Central Coast area during 2002 were generally stable to rising, supported by limited new supply. Multifamily property valuations are impacted by local rent control ordinances, which are administered in a number of California communities.

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

         There is a limited volume of multifamily properties in the Company's primary market area due to the more rural aspects of many local communities. Therefore, in conjunction with its business strategy, the Company in 2003 intends to continue increasing its multifamily real estate lending within the State of California. At December 31, 2002, the Company's portfolio of multifamily loans totaled $118.0 million, or 20.8% of gross loans receivable held for investment. This compares to $103.9 million, or 21.4% of gross loans receivable held for investment, at December 31, 2001. The Company acquired multifamily loans from direct originations, broker referrals, and individual loan purchases during 2002. It is expected that all of these sources will be utilized in 2003.

         The five largest multifamily real estate loans in the Company's portfolio at December 31, 2002 are presented in the following table:

(Dollars In Thousands)

                                      Year
            Principal                   Of                                              Original         Current
              Balance        Origination /                                               Loan To         Loan To
          Outstanding          Acquisition  Property Location                        Value Ratio     Value Ratio
          -----------          -----------  -----------------                        -----------     -----------
              $ 3,822                 2001  Van Nuys, California                             64%             62%
              $ 2,561                 2002  Westminster, California                          75%             74%
              $ 2,472                 2002  San Francisco, California                        66%             65%
              $ 2,470                 2001  West Hollywood, California                       74%             73%
              $ 2,271                 2001  Oakland, California                              74%             73%

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

         Commercial & Industrial Real Estate Lending. The Company originates both permanent and construction loans secured by commercial & industrial real estate located in California. The Company's underwriting procedures provide that commercial & industrial real estate loans may generally be made in amounts up to the lesser of 65% of the appraised value of the property or up to a debt service coverage ratio of 1.20. The Company occasionally extends commercial & industrial real estate loans with an initial loan to value ratio in excess of 65.0% based upon the nature of the property and the financial strength of the borrowers and guarantors. Permanent loans may be made with terms up to 25 years and are typically hybrid (fixed for three to five years, then adjustable) or adjustable based upon the 1 Year CMT Index. The Company's underwriting standards and credit review procedures on commercial & industrial real estate loans are similar to those applicable to multifamily loans. The Company considers the property's net operating income, the loan to value ratio, the presence of guarantees, and the borrower's expertise, credit history, and financial status.

         The Company's commercial & industrial real estate loans are typically secured by properties such as retail stores, retail strip centers, office buildings, and light manufacturing facilities. The Company typically does not extend loans for the acquisition or refinance of major manufacturing facilities, as that type of real estate generally encompasses larger loans than the Company makes. The Company generally avoids originating or purchasing commercial & industrial real estate loans secured by unique or single use buildings, such as theatres or bowling alleys. The Company also takes various steps to attempt to avoid extending loans secured by commercial & industrial real estate that presents significant environmental issues, such as groundwater contamination or the presence of toxic chemicals. However, despite these steps, including environmental reviews, there can be no assurance that the Company can avoid financial exposure resulting from environmental issues associated with loan collateral.

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

         At December 31, 2002, the Company's permanent commercial & industrial real estate loan portfolio totaled $140.0 million, or 24.7% of gross loans held for investment. This compares to $110.0 million, or 22.7% of gross loans held for investment, at December 31, 2001. This nominal expansion is consistent with the Company's business strategies of:

o increasing the percentage of its balance sheet represented by income property loans

o meeting the real estate and business financing needs of businesses and individuals whose business is domiciled in real estate owned by the borrower

o seeking comprehensive relationships with businesses in the Company's primary market areas, including the placement of deposits with the Company and the Company's provision of funds transfer services

         The five largest commercial & industrial real estate loans in the Company's portfolio at December 31, 2002 are presented in the following table:

(Dollars In Thousands)

                                Year                                                                  Original     Current
       Principal                  Of     Type                                                          Loan To     Loan To
         Balance       Origination /     Of                                                              Value       Value
     Outstanding         Acquisition     Property                     Property Location                  Ratio       Ratio
     -----------         -----------     --------                     -----------------                  -----       -----
         $ 4,905                2002     Retail                       Los Angeles, California              53%         52%
         $ 3,794                2002     Retail                       Long Beach, California               71%         71%
         $ 3,745                2002     General Office               Santa Monica, California             61%         61%
         $ 3,321                2001     Mini-Storage Facility        San Jose, California                 65%         63%
         $ 2,992                2002     Motel                        Monterey, California                 49%         49%

         At December 31, 2002, the Company had $29.0 million in outstanding loans secured by hotel / motel properties. None of these loans were construction loans. The Company continues to actively monitor these loans, as the hospitality industry has been particularly impacted by the weak pace of national economic growth, reduced business travel, and a general slowdown in tourism and recreational travel versus the levels experienced in 1999 and 2000.

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

o    the  borrower's  ability  to  complete  the  construction   project  within
     estimated timeframes

o    the  market  demand  for  the  subject   property  at  the   completion  of
     construction

o the ability of tenants, if any, to honor lease obligations for the subject property

o the availability of permanent financing for the subject property at the conclusion of the construction period

         If the estimate of construction costs proves to be inaccurate, the Company may have to advance funds beyond the amount originally committed to permit completion of the project and to protect its security position. The Company may also be confronted, at or prior to maturity of the loan, with a project with insufficient value to ensure full repayment. The Company's underwriting, monitoring, and disbursement practices with respect to construction financing are intended to ensure that sufficient funds are available to complete construction projects. The Company attempts to limit its risk through its underwriting procedures, by using only approved appraisers, and by dealing with qualified builders / borrowers. The Company also participates larger construction loans with other financial institutions as a means of diversifying its credit risk and remaining below the Bank's regulatory limit on loans to one borrower.

         The Company's construction loans typically have adjustable rates and terms of 12 to 18 months. The Company originates one to four family and multifamily residential construction loans in amounts up to 80% of the appraised value of the property. Land development loans are determined on an individual basis, but in general they do not exceed 70% of the actual cost or current appraised value of the property, whichever is less. Loan proceeds are disbursed in increments as construction progresses and as construction site inspections warrant.

         At December 31, 2002, the Company had gross construction and land development loans totaling $69.5 million, on which there were undisbursed loan funds of $36.7 million. At December 31, 2001, the Company had gross construction and land development loans totaling $38.5 million, on which there were undisbursed loan funds of $12.6 million. The gross balance of construction loans as a percentage of gross loans held for investment thus increased from 7.9% at December 31, 2001 to 12.3% at December 31, 2002.

         The increase in construction loans during 2002 was in conformity with the strategic business plan and was fostered by borrower relationships serviced through the Los Angeles loan production office. The Company has strategically targeted increased construction lending because of the interest rate sensitivity of the loans, the Company's experience in this type of lending, the yields available from this type of lending, and, in the case of owner residential construction loans, the strong customer bond developed in financing the building of someone's home.

         The five largest construction loans in the Company's portfolio at December 31, 2002 are presented in the following table:

(Dollars In Thousands)

                                 Year
     Construction                  Of     Type
       Commitment     Origination /       Of                                                              Disbursed
           Amount         Acquisition     Construction                  Property Location                   Balance
           ------         -----------     ------------                  -----------------                   -------
          $ 7,500                2002     Apartment Building            Los Angeles, California             $ 2,692
          $ 6,950                2002     Residential Development       Soledad, California                 $ 1,482
          $ 6,100                2002     Light Industrial              Watsonville, California             $    --
          $ 3,708                2000     Light Industrial              Fremont, California                 $ 3,398
          $ 3,605                2002     Retail                        Riverside, California               $   929

         The light industrial construction project located in Fremont presented in the above table was in the process of being subdivided from one large real estate project into individual buildings and parcels at December 31, 2002. This change, in addition to soft market conditions, contributed to the delay in finalizing the construction project. The borrowers present significant financial resources and the loan was current in its payments at December 31, 2002.

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

         At December 31, 2002, land loans totaled $24.8 million, or 4.4% of gross loans held for investment. This compares to land loans totaling $11.9 million, or 2.5% of gross loans held for investment, at December 31, 2001.

         The five largest land loans in the Company's portfolio at December 31, 2002 are presented in the following table. These five loans constituted almost 34.0% of the Company's total portfolio of land loans, as measured by principal balance, at December 31, 2002.

(Dollars In Thousands)

                                 Year                                                                Original     Current
        Principal                  Of     Type                                                        Loan To     Loan To
          Balance       Origination /     Of                                                            Value       Value
      Outstanding         Acquisition     Land                       Property Location                  Ratio       Ratio
      -----------         -----------     ----                       -----------------                  -----       -----
          $ 2,275                2002     Residential Lots           Santa Monica, California             65%         65%
          $ 2,080                2002     Commercial                 Burbank, California                  75%         75%
          $ 1,500                2001     Residential Lots           Monterey, California                 50%         50%
          $ 1,319                2001     Residential Lots           Los Gatos, California                60%         60%
          $ 1,268                2002     Residential Lots           West Hollywood, California           65%         65%

         The land loan in the above table secured by the West Hollywood lots was paid off in full in early 2003.

         Because land and lots are generally less readily marketable than residential real estate, lending on land presents additional risks not present in residential mortgages. The market value of land and lots can be more susceptible to changes in interest rates, economic conditions, or local real estate markets than the market value for homes. Zoning changes by various government authorities may also impact the value and marketability of certain types of land. To mitigate these risks, the Company generally requires lower loan to value ratios and shorter contractual terms for land and lot loans. The $2.1 million loan secured by commercial land presented in the above table was originated with a 75.0% loan to value ratio because the borrower is a real estate professional well known to the Company. This borrower has substantial financial resources and personally guaranteed the loan. The loan is planned to be repaid in 2003 through a construction loan to build an office building that has been pre-leased.

         Commercial Business Lending. The Company offers a wide variety of commercial business loans, both in the form of lines of credit and amortizing term loans. Commercial business loans are extended for accounts receivable financing, inventory acquisition, equipment purchase, and business expansion, among other purposes.

         The majority of the Company's business loans are collateralized by business assets. Such collateral is typically comprised of accounts receivable, inventory, and / or equipment. In addition, the Company frequently obtains a deed of trust on real estate as additional collateral for certain business loans and generally pursues personal guarantees from principals of closely held businesses. Commercial lending is generally considered to involve a higher degree of risk than the financing of real estate, primarily because security interests in the collateral are more difficult to perfect and the collateral may be difficult to obtain or liquidate at desirable values following an uncured default. Commercial business loans typically offer relatively higher yields, short maturities, and variable interest rates. The availability of such loans enables existing and potential business depositors to establish a more complete financial relationship with the Company.

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

         The Company attempts to reduce the risk of loss associated with business lending by closely monitoring the financial condition and performance of its customers. Each business loan customer is assigned to a commercial banking relationship officer. The relationship officer is responsible for monitoring the financial condition of the borrower, developing solutions to the financial needs of the customer, facilitating the growth of the customer's business, and expanding the customer's overall business relationship with the Company. The Company's business strategy envisions commercial business loans representing a greater percentage of total assets in the future.

         The Company also attempts to mitigate the risk inherent in commercial business lending by having third parties review the credits on a periodic basis and by engaging specialists to audit the collateral, including accounts receivable, of the business. In 2003, the Company plans to participate larger commercial business loans with other community banks as a means of diversifying credit risk and remaining below the Bank's regulatory limit on loans to one borrower. The Company also intends to seek similar participations from other California community banks.

         At December 31, 2002, the Company had commercial business term loans totaling $5.2 million and drawn balances against commercial lines of credit totaling $12.8 million. In the aggregate, commercial business loans comprised 3.2% of gross loans held for investment at December 31, 2002. In comparison, the Company had a total of $8.8 million in commercial business loans outstanding at December 31, 2001, representing 1.8% of gross loans held for investment.

         The five largest commercial business loans in the Company's portfolio at December 31, 2002 are presented in the following table:

(Dollars In Thousands)

          Line Of                Year
           Credit                  Of     Type
       Commitment       Origination /     Of                                                                Outstanding
           Amount         Acquisition     Business                           Business Location                  Balance
           ------         -----------     --------                           -----------------                  -------
          $ 2,000                2001     Semiconductor Equipment            Scotts Valley, California          $ 1,263
          $ 2,000                2002     Photographic Equipment             Watsonville, California            $   813
          $ 1,600                2002     Wholesale Produce Distribution     Watsonville, California            $ 1,036
          $ 1,000                2002     Retail                             Monterey, California               $ 1,000
          $ 1,000                2001     Industrial Gases                   Watsonville, California            $   616


         All of the above commercial business loans are associated with firms in the Company's primary market area.

         Loan Approval Procedures And Authority. The Board of Directors has ultimate responsibility for the lending activity of the Company and establishes the lending policies of the Company, including the appraisal policy and credit approval authorities. The Board of Directors also approves all appraisers used by the Company. As of December 31, 2002, the Board of Directors has authorized the following loan approval authorities:

Real Estate Loans

(1) Residential mortgage loans in amounts up to the federal agency (e.g. Federal National Mortgage Association or "FNMA") conforming limit may be approved by the Company's staff underwriters.

(2) Loans in excess of the agency conforming limits and up to $500,000 may be approved by the underwriting / processing manager.

(3) Loans in excess of $500,000 and up to $1,000,000 require the approval of the Chief Executive Officer / President, Chief Loan Officer, or the Director of Commercial Banking.

(4) Loans in excess of $1,000,000 and up to $2,000,000 require the approval of two of the Chief Executive Officer / President, Chief Loan Officer, or Director of Commercial Banking.

(5) Loans in excess of $2,000,000 require the approval of the Board of Directors Loan Committee.

Non-Real Estate Loans

(1) Overdraft lines of credit of up to $1,500 require the approval of the underwriting / processing manager or the Chief Loan Officer.

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

                                                                 At December 31,
                                ----------------------------------------------------------------------------------------------------
                                         2002                2001                2000              1999                 1998
                                --------------------  ------------------  ------------------  -----------------   ------------------
                                 Amount          %     Amount         %    Amount        %    Amount        %     Amount        %
                                ---------      -----  -------     ------  -------     ------  -------     -----   -------     ------
                                                                         (Dollars In Thousands)
Real estate loans
Residential one to four unit     $187,471      33.1% $204,829      42.2% $160,155      37.8% $168,465      43.4% $181,771      55.8%

Multifamily five or more units    118,004      20.8%  103,854      21.4%   76,727      18.1%   42,173      10.9%   33,340      10.2%
Commercial and industrial         140,027      24.7%  109,988      22.7%  102,322      24.1%   72,344      18.6%   39,997      12.3%

Construction                       69,526      12.3%   38,522       7.9%   59,052      13.9%   79,034      20.3%   51,624      15.9%
Land                               24,801       4.4%   11,924       2.5%   16,310       3.9%   13,930       3.6%    7,774       2.4%
                                ---------     ------  -------     ------  -------     ------  -------     ------  -------     ------


Sub-total real estate loans       539,829      95.3%  469,117      96.7%  414,566      97.8%  375,946      96.8%  314,506      96.6%
                                ---------     ------  -------     ------  -------     ------  -------     ------  -------     ------

Other loans
Home equity lines of credit         8,779       1.5%    6,608       1.4%    5,631       1.3%    3,968       1.0%    3,262       1.0%
Other consumer loans                  437       0.1%      372       0.1%      669       0.2%      587       0.2%      658       0.2%
Commercial term loans               5,231       0.9%    3,163       0.6%    1,641       0.4%    6,670       1.7%    6,679       2.0%
Commercial lines of credit         12,777       2.2%    5,680       1.2%    1,438       0.3%    1,027       0.3%      595       0.2%
                                ---------     ------  -------     ------  -------     ------  -------     ------  -------     ------

Sub-total other loans              27,224       4.7%   15,823       3.3%    9,379       2.2%   12,252       3.2%   11,193       3.4%
                                ---------     ------  -------     ------  -------     ------  -------     ------  -------     ------

Total gross loans held for
     investment                   567,053     100.0%  484,940     100.0%  423,945     100.0%  388,198     100.0%  325,699     100.0%
                                ---------     ------  -------     ------  -------     ------  -------     ------  -------     ------

(Less) / Plus
Undisbursed loan funds            (36,683)            (12,621)            (26,580)            (23,863)            (24,201)
Unamortized premiums &
     discounts                        848                 435                  21                 134                 491
Deferred loan fees, net            (1,127)               (202)               (202)               (281)               (434)
Allowance for loan losses          (8,162)             (6,665)             (5,364)             (3,502)             (2,780)
                                ---------             -------             -------             -------             -------

Total loans held for
     investment, net             $521,929            $465,887            $391,820            $ 60,686            $298,775
                                =========            ========            ========            ========            ========

          Loan Maturity Profile. The following table shows the contractual maturities of the Company's gross loans held for investment at December 31, 2002.


                                                    At December 31, 2002
                                           -------------------------------------
                                                       2004        2008    Total
                                                    Through         And    Gross
                                              2003     2007  Thereafter    Loans
                                           -------  -------   --------- --------
                                                  (Dollars In Thousands)

Residential one to four unit               $   598  $ 2,675   $184,198  $187,471
Multifamily five or more units                   4    4,646    113,354   118,004
Commercial and industrial real estate           --   16,620    123,407   140,027
Construction                                34,069   35,457         --    69,526
Land                                        16,821    7,980         --    24,801
Home equity lines of credit                     --       47      8,732     8,779
Other consumer loans                           265       --        172       437
Commercial term loans                           25    4,046      1,160     5,231
Commercial lines of credit                   9,371    3,406         --    12,777
                                            ------  -------    -------  --------

Total                                      $61,153  $74,877   $431,023  $567,053
                                           =======  =======   ========  ========

         The following table presents the Company's gross loans held for investment at December 31, 2002, segregating those with fixed versus adjustable interest rates and also isolating those loans with contractual maturities less than or equal to and greater than one year.

                                             Matures In 2003         Matures After 2003              Total Gross Loans
                                          --------------------      ---------------------      ---------------------------------
                                           Fixed     Adjustable     Fixed      Adjustable      Fixed      Adjustable      Total
                                          -------    ---------      -----      ----------      -----      ----------      ------
                                                                         (Dollars In Thousands)

Residential one to four unit              $   --      $   598      $12,219      $174,654      $12,219      $175,252      $187,471
Multifamily five or more units                 4           --          840       117,160          844       117,160       118,004
Commercial and industrial real estate         --           --        8,662       131,365        8,662       131,365       140,027
Construction                               3,112       30,957           --        35,457        3,112        66,414        69,526
Land                                          --       16,821           --         7,980           --        24,801        24,801
Home equity lines of credit                   --           --           --         8,779           --         8,779         8,779
Other consumer loans                         265           --          172            --          437            --           437
Commercial term loans                         --           25          481         4,725          481         4,750         5,231
Commercial lines of credit                    --        9,371           --         3,406           --        12,777        12,777
                                          ------      -------      -------      --------      -------      --------      --------

Total                                     $3,381      $57,772      $22,374      $483,526      $25,755      $541,298      $567,053
                                          ======      =======      =======      ========      =======      ========      ========

Percent of gross loans outstanding
     held for investment                     0.6%        10.2%         3.9%         85.3%         4.5%         95.5%        100.0%

         Loan Commitments. At December 31, 2002, the Company had $39.4 million in outstanding commitments to originate loans and lines of credit, not all of which were rate locked at that time. These commitments had expiration dates or other termination clauses. Because customers do not always accept loan commitments (e.g. perhaps as a result of applying to more than one lender), the Company anticipates future cash requirements associated with these commitments to be less than the $39.4 million total.

         At December 31, 2002, the Company had made available various commercial, personal, and residential lines of credit totaling $37.2 million, of which the undisbursed portion was $15.6 million. Of this $15.6 million, $9.4 million was associated with commercial business lines of credit, $5.8 million was associated with home equity lines of credit, and $0.4 million was associated with consumer overdraft lines of credit. The Company's commercial lines of credit are generally extended for terms of one year, although the Company does provide two to three year line of credit facilities in certain cases based upon the customer's business need and available collateral. The Company's home equity lines of credit generally revolve for ten years, and then amortize over the following fifteen years. For additional information regarding the Company's loan commitments, please refer to Note 15 to the Consolidated Financial Statements.

         Originations, Purchases, And Sales Of Loans. The Company's mortgage lending activities are conducted primarily through Bank employees in its eight full service branch offices, construction and commercial real estate relationship officers domiciled in its Watsonville headquarters building and its Los Angeles loan production office, and approximately 60 wholesale loan brokers who deliver completed loan applications to the Company. In addition, the Company has developed correspondent relationships with a number of financial institutions to facilitate the origination and sale of real estate and commercial business loans on a participation basis. Loans presented to the Company for purchase or participation are underwritten substantially in accordance with the Company's established lending standards.

         The Company plans to continue actively purchasing individual loans, loan pools, and loan participations in 2003 as a means of utilizing the Bank's strong regulatory capital position and supporting the more rapid transformation of the Company's balance sheet into that more consistent with a community commercial bank. The Company anticipates that a majority of loan purchases and loan participations in 2003 will be associated with loans collateralized by income property.

         Depending on its asset / liability strategy, the Company originates one to four family residential loans for sale in the secondary market. Loan sales are dependent on the level of loan originations and the relative customer demand for mortgage loans, which is affected by the current and expected future level of interest rates. During the years ended December 31, 2002 and 2001, the Company sold $18.5 million and $11.5 million, respectively, of longer term, fixed rate residential loans. The Company generally sells its fixed rate residential loans on a servicing released basis in order to take advantage of comparatively attractive servicing premiums being offered in the secondary market. While the level and timing of any future loan sales will depend upon market opportunities and prevailing interest rates, the Company anticipates selling the vast majority of its long term, fixed rate residential loan production and residential hybrid loan originations in 2003 on a servicing released basis into the secondary market in conjunction with its asset / liability management program and in order to continue shifting its loan mix away from the historical concentration in residential mortgages.

         From time to time, depending on its asset / liability and capital management strategies, the Company considers converting a portion of its mortgages into readily marketable mortgage backed securities, which can also be utilized in collateralized borrowings such as securities sold under agreements to repurchase. The Company's last such securitization occurred in 1998. Securitization is undertaken primarily to provide greater liquidity for the assets and thereby augment the Company's ability to manage its interest rate risk profile and cash flows. The Company may conduct future securitizations depending upon its asset / liability, liquidity, and capital management strategies.

         Loan Servicing. The Company services its own loans as well as loans owned by others. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, holding escrow funds for the payment of real estate taxes and insurance premiums, contacting delinquent borrowers, and supervising foreclosures and property dispositions in the event of unremedied defaults. Loan servicing income includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. At December 31, 2002, the Company was servicing $35.3 million in various types of loans for others.

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

         For  commercial  business  loans,  the  account   relationship  officer
generally contacts the borrower within ten days of a delinquency. If the borrower is unable or unwilling to make contracted payments, the Company initiates collection efforts that vary by the type of commercial business loan and the nature of the collateral. If the commercial business loan is real estate secured, the Company follows collection procedures similar to those described above for mortgage loans. If the business loan is secured by inventory, equipment, or other non-real estate collateral, the Company pursues acquisition and liquidation of the pledged collateral. If the commercial business loan has a personal guarantee, the Company will contact the guarantor to honor the guarantee and make the contractual loan payments. The Company may also proceed with various forms of legal action to enforce collection of delinquent commercial business loans.

         Non-performing Assets. Non-performing loans include non-accrual loans, loans 90 or more days past due and still accruing interest, and restructured loans. Non-performing assets include all non-performing loans, real estate acquired via foreclosure, and repossessed consumer assets.

         Real estate acquired via foreclosure is recorded at the lower of the recorded investment in the loan or the fair value of the related asset on the date of foreclosure, less estimated costs to sell. Fair value is defined as the consideration that a real estate asset would yield in a current sale between a willing buyer and a willing seller. Development and improvement costs relating to the property are capitalized to the extent they are deemed to be recoverable upon disposal. The carrying value of acquired property is regularly evaluated and, if appropriate, an allowance is established to reduce the carrying value to fair value less estimated costs to sell. The Company typically obtains appraisals on real estate acquired through foreclosure at the time of foreclosure, and generally conducts inspections on foreclosed properties on a quarterly basis.

         The following table presents information regarding non-performing assets at the dates indicated.

                                                                       At December 31,
                                                       -----------------------------------------------
                                                        2002      2001      2000      1999      1998
                                                       ------    ------    ------    ------    ------
                                                                   (Dollars In Thousands)
Outstanding Balances Before Valuation Reserves
Non-accrual loans                                      $2,643    $2,252    $4,666    $6,888    $1,478
Loans 90 or more days delinquent and accruing interest     --        --        --        --        --
Restructured loans in compliance with modified terms       --        --        75     1,294     1,437
                                                       ------    ------    ------    ------    ------

Total gross non-performing loans                        2,643     2,252     4,741     8,182     2,915

Investment in foreclosed real estate before valuation     846        --        --        96       322
reserves
Repossessed consumer assets                                --        --        --        --        --
                                                       ------    ------    ------    ------    ------

Total gross non-performing assets                      $3,489    $2,252    $4,741    $8,278    $3,237
                                                       ======    ======    ======    ======    ======

Gross non-performing loans to total loans                0.50%     0.48%     1.19%     2.25%     0.96%
Gross non-performing assets to total assets              0.57%     0.42%     0.98%     1.79%     0.71%
Allowance for loan losses                              $8,162    $6,665    $5,364    $3,502    $2,780
Allowance for loan losses / non-performing loans       308.82%   295.96%   113.14%    42.80%    95.37%
Valuation allowances for foreclosed real estate        $   --    $   --    $   --    $   --    $   41

         Non-accrual loans increased from $2.3 million at December 31, 2001 to $2.6 million at December 31, 2002 primarily due to the placement of a $2.3 million commercial real estate mortgage on non-accrual status during the first quarter of 2002; only partially offset by payoffs and reinstatements. This $2.3 million credit is a participation loan where the Bank is not the lead financial institution. The loan is secured by a first deed of trust on a hotel / resort located within the Company's primary market area and by a first deed of trust on a residential lot located in California. The borrowers are directly personally indebted. The hotel / resort is a relatively new development that has experienced limited cash flow. The hotel / resort was also adversely impacted by the decline in tourism and travel during late 2001 and all of 2002.

         At December 31, 2002, the Company maintained a $462 thousand specific reserve for this hotel / resort loan, based upon estimated net proceeds following foreclosure and sale. Although the loan was current in its payments at December 31, 2002, the Company maintained the loan on non-accrual status at December 31, 2002 due to concern about the future net cash flow of the hotel / resort during the seasonally slow winter months, particularly in light of the status of the economy, the tourism industry, and the outlook for business travel activity. These factors also create particular volatility in the market value of the hotel / resort.

         Non-accrual loans at December 31, 2002 also included:

o    a residential mortgage with a principal balance of $201 thousand

o    a $129 thousand loan secured by a first deed of trust on residential land

o    a $49 thousand home equity line of credit

         All of the Company's non-accrual loans at December 31, 2002 were graded substandard (see Criticized And Classified Assets, below). The residential mortgage with a principal balance of $201 thousand fully reinstated late in the first quarter of 2003. The Company anticipates foreclosing on the above $129 thousand non-accrual loan near the end of the first quarter of 2003. However, because of the low loan to value ratio, the Company may be paid off in full at the foreclosure sale; a likelihood reinforced by the volume of inquiries received by the Company during the first quarter of 2003.

         At December 31, 2002, the Company had one foreclosed property with a book value of $846 thousand. This property is a custom single family home located in an upscale neighborhood in the East Bay of the Greater San Francisco Bay Area. The property is currently under contract for sale to close prior to the end of the first quarter of 2003 at a price that would generate a gain on sale for the Company. In addition, the Company during the first quarter of 2003 accepted a "backup" offer on the property that would generate approximately the same net proceeds.

         The following table presents information concerning loans 60 to 89 days delinquent at the dates indicated.

                                               Loans On Accrual Status And Delinquent 60 - 89 Days At December 31,
                                         --------------------------------------------------------------------------------
                                                  2002                        2001                        2000
                                         ------------------------    ------------------------    ------------------------
                                             Number                       Number                       Number
(Dollars In Thousands)                           Of    Principal              Of     Principal             Of   Principal
                                              Loans      Balance           Loans      Balance           Loans     Balance
                                              -----      -------           -----      -------           -----     -------
Residential one to four unit                      2        $ 396               1        $ 154               4       $ 857
Other consumer loans                             --           --               2            2              --
                                              -----      -------           -----      -------           -----     --------

Total                                             2        $ 396               3        $ 156               4       $ 857
                                              =====      =======           =====      =======           =====     ========

60 - 89 day delinquent loans to gross
     loans net of undisbursed loan funds
     and unamortized yield adjustments                      0.07%                        0.03%                       0.22%

         The following table presents information regarding non-accrual loans at the dates indicated.

                                                           Loans On Non-accrual Status At December 31,
                                         --------------------------------------------------------------------------------
                                                  2002                        2001                        2000
                                         ------------------------    ------------------------    ------------------------
(Dollars In Thousands)                       Number                       Number                      Number
                                                 Of    Principal              Of   Principal              Of   Principal
                                              Loans      Balance           Loans     Balance           Loans     Balance
                                              -----      -------           -----     -------           -----     -------
Residential one to four unit                      1   $      201               3     $ 1,372               2      $  603
Commercial and industrial real estate             1        2,264               1         851               2       1,133
Commercial construction                          --           --              --          --               1       2,852
Land                                              1          129              --          --              --          --
Home equity lines of credit                       1           49              --          --              --          --
Consumer lines of credit                         --           --               1           1              --          --
Commercial term loans                            --           --               2          28               3          78
                                               ----   ----------           -----     -------           -----     -------
Total                                             4   $    2,643               7     $ 2,252               8     $ 4,666
                                               ====   ==========           =====     =======           =====     =======

Non-accrual loans to gross loans
     net of undisbursed loan funds
     and unamortized yield adjustments                     0.50%                       0.48%                       1.17%


         Interest income foregone on non-accrual loans outstanding at year-end totaled $18 thousand, $46 thousand, and $110 thousand at December 31, 2002, 2001, and 2000, respectively. At December 31, 2002, the Company had no commitments to extend additional funds to loans on non-accrual status.

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

         The following table presents the Company's criticized and classified assets at the dates indicated:

                                                                             At December 31,
                                                                   ------------------------------------
Outstanding Balances Before Specific Valuation Allowances               2002         2001         2000
                                                                   ---------    ---------    ---------
                                                                            (Dollars In Thousands)
Criticized Assets
Special mention                                                    $   4,899    $   6,207    $   2,283
                                                                   =========    =========    =========

Classified Assets
Substandard loans                                                  $   3,387    $   5,098    $   6,923
Real estate acquired via foreclosure                                     846           --           --
                                                                   ---------    ---------    ---------

Total classified assets                                            $   4,233    $   5,098    $   6,923
                                                                   =========    =========    =========

Classified assets to total loans plus other real estate owned (1)       0.79%        1.08%        1.74%
Classified assets to total assets                                       0.69%        0.95%        1.42%
Classified assets to stockholders' equity                               7.55%       10.16%       15.79%
Allowance for loan losses to total classified assets                  192.82%      130.74%       77.48%

--------------------------------------------------------------------------------
(1) Total loans equals total gross loans less undisbursed loan funds and (less) or plus unamortized yield adjustments. Other real estate owned is included on a gross basis before any valuation allowances.

         Substandard loans at December 31, 2002 included:

o $414 thousand in commercial loans to a business located in the Company's primary market area. These loans were paid off in full during the first quarter of 2003 in conjunction with the sale of the business.

o $326 thousand in commercial loans to a business where the sole stockholder and guarantor declared Chapter 11 bankruptcy in 2002. These loans have exhibited recurring payment delinquencies. The Company is currently working with the principal to fully reinstate the loans and obtain additional real estate collateral.

         Special Mention loans at December 31, 2002 included:

o A $1.7 million residential first mortgage on a home located in Pebble Beach, California. The borrowers have exhibited chronic delinquency over the past several years, but have consistently reinstated the loan to avoid foreclosure. The home was appraised for $2.65 million in the fourth quarter of 2000.

o A $1.3 million commercial real estate loan secured by a motel in Palo Alto, California. The combination of the weak economic environment, the difficulties being experienced by the technology industry, and the general softness in business travel have all unfavorably impacted the operating results of the motel. The borrowers have, however, never been delinquent. The hotel was appraised for $1.96 million in mid-1999. Real estate valuations in the hospitality industry have been volatile, and generally declining, during the past two years due to factors such as consumer reaction to the events of September 11, 2001, reduced business travel, constrained recreational travel (including from overseas tourists) in response to international events, and the general weakness in the U.S. and California economies.

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

         At December 31, 2002, the Company had impaired loans totaling $2.6 million, with a $462 thousand specific reserve for the loan secured in part by a hotel in the Company's primary market area, as discussed above in conjunction with non-accrual loans. At December 31, 2001, the Company had impaired loans of $2.3 million, which had no related specific reserves. Additional information concerning impaired loans is presented below and in Note 5 to the Consolidated Financial Statements.

                                                              2002      2001      2000
                                                              ----      ----      ----
                                                               (Dollars In Thousands)
Average investment in impaired loans for the year           $3,860    $2,304    $7,790

Interest recognized on impaired loans at December 31        $  159    $  146    $  461

Interest not recognized on impaired loans at December 31    $   18    $   46    $  110


         The increase in the average investment in impaired loans in 2002 versus 2001 was primarily caused by the $2.3 million commercial real estate loan placed on non-accrual status in 2002, as discussed above, secured in part by a hotel in the Company's market area.

         Other than those loans already categorized as non-performing or classified at December 31, 2002, the Company has not identified any other potential problem loans which would result in those loans being included as non-performing or classified loans at a future date.

         The Company had no loans outstanding to foreign entities at December 31, 2002.

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

         The allowance for loan losses is comprised of three primary types of allowances:

              1.  Formula Allowance

              Formula allowances are based upon loan loss factors that reflect Management's estimate of the inherent loss in various segments of or pools within the loan portfolio. The loss factor is multiplied by the portfolio segment (e.g. multifamily permanent mortgages) balance (or credit commitment, as applicable) to derive the formula allowance amount. The loss factors are updated periodically by the Company to reflect current information that has an effect on the amount of loss inherent in each segment. The formula allowance at December 31, 2002 was $7.0 million, compared to $6.0 million at December 31, 2001.

              2.  Specific Allowance

              Specific allowances are established in cases where management has identified significant conditions or circumstances related to an individually impaired credit. In other words, these allowances are specific to the loss inherent in a particular loan. The amount for a specific allowance is calculated in accordance with SFAS No. 114, "Accounting By Creditors For Impairment Of A Loan". The Company had $462 thousand in specific allowance at December 31, 2002 and no specific allowance at December 31, 2001.

              3.  Unallocated Allowance

              The Company maintains an unallocated loan loss allowance that is based upon Management's evaluation of conditions that are not directly measured in the determination of the formula and specific allowances. The evaluation of inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or historical performance of loan portfolio segments. At December 31, 2002, the Company had $661 thousand in unallocated allowance, compared to $668 thousand at December 31, 2001. The conditions evaluated in connection with the unallocated allowance at December 31, 2002 included the following, which existed at the balance sheet date:

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

         The following table presents information concerning the Company's allowance for loan losses at the dates and for the years indicated.

(Dollars In Thousands)                                             2002         2001         2000         1999         1998
                                                                ---------    ---------    ---------    ---------    ---------
Period end loans outstanding (1)                                $ 531,636    $ 473,265    $ 397,184    $ 364,188    $ 303,732
Average loans outstanding (2)                                     483,429      432,020      379,823      339,036      259,358
Period end non-performing loans outstanding                         2,643        2,252        4,741        8,182        2,915

Allowance for loan losses
Balance, at beginning of year                                   $   6,665    $   5,364    $   3,502    $   2,780    $   1,669

Charge-offs:
     Residential one to four unit real estate loans                    --           --         (371)        (113)          --
     Other consumer loans                                             (11)          (4)          --           --           --
     Commercial term loans                                            (11)          --           --           --           --
     Commercial lines of credit                                       (19)         (95)          --           --           --

                                                                ---------    ---------    ---------    ---------    ---------
Total charge-offs                                                     (41)         (99)        (371)        (113)          --
                                                                ---------    ---------    ---------    ---------    ---------

Recoveries:
     Residential one to four unit real estate loans                    --           --           58           --            3
     Other consumer loans                                               5           --           --           --           --
     Commercial lines of credit                                        23           --           --           --           --
                                                                ---------    ---------    ---------    ---------    ---------

Total recoveries                                                       28           --           58           --            3
                                                                ---------    ---------    ---------    ---------    ---------

Net (charge-offs) recoveries                                          (13)         (99)        (313)        (113)           3
                                                                ---------    ---------    ---------    ---------    ---------

Provision charged to operations                                     1,510        1,400        2,175          835          692

Allowance acquired in conjunction with loan purchase                   --           --           --           --          416
                                                                ---------    ---------    ---------    ---------    ---------

Balance, at end of year                                         $   8,162    $   6,665    $   5,364    $   3,502    $   2,780
                                                                =========    =========    =========    =========    =========


Net charge-offs  (recoveries) to average loans outstanding (2)       0.00%        0.02%        0.08%        0.03%        0.00%

Allowance as a percent of year end loans outstanding (1)             1.54%        1.41%        1.35%        0.96%        0.92%

Allowance as a percent of non-performing loans                     308.82%      295.96%      113.14%       42.80%       95.37%

-----------------------------------------------------------
(1) net of undisbursed loan funds, unamortized purchase premiums net of unamortized purchase discounts, and deferred loan fees and costs, net

(2) net of undisbursed loan funds, unamortized purchase premiums net of unamortized purchase discounts, deferred loan fees and costs, net, and allowances for loan losses

         The following table provides a summary of the allocation of the allowance for loan losses for specific loan categories at the dates indicated. The allocation presented should not be interpreted as an indication that charges to the allowance for loan losses will be incurred in these amounts or proportions, or that the portion of the allowance allocated to each loan category represents the total amounts available for future losses that may occur within these categories. The unallocated portion of the allowance and the total allowance is applicable to the entire loan portfolio.

                                                           At December 31,
                                 ------------------------------------------------------------------
                                         2002                     2001                 2000
                                 ---------------------    ------------------    -------------------
                                                  % Of                  % Of                   % Of
                                              Loans In              Loans In               Loans In
                                              Category              Category               Category
                                              To Gross              To Gross               To Gross
(Dollars In Thousands)           Amount       Loans(1)    Amount    Loans(1)    Amount     Loans(1)
                                 ------       --------    ------    --------    ------     --------

Residential                     $    840        33.1%   $  1,710       42.2%  $  1,143       37.8%
Multifamily                          956        20.8%        713       21.4%       470       18.1%
Commercial real estate             3,145        24.7%      2,374       22.7%     1,232       24.1%
Construction                       1,209        12.3%        525        7.9%     1,164       13.9%
Land                                 776         4.4%        336        2.5%       400        3.9%
Home equity lines of credit           55         1.5%         30        1.4%        32        1.3%
Other consumer loans                  10         0.1%         11        0.1%        11        0.2%
Commercial term loans                158         0.9%        111        0.6%       148        0.4%
Commercial lines of credit           352         2.2%        187        1.2%        25        0.3%
                                --------       ------   --------      -----      -----      ------

Total allocated                    7,501       100.0%      5,997      100.0%     4,625      100.0%
                                               ======                 =====                 ======
Unallocated                          661                     668                   739
                                --------                --------                 -----
     Total                      $  8,162                $  6,665              $  5,364
                                ========                ========              ========
Other information
Gross loans outstanding
   held for investment          $567,053                $484,940              $423,945

                                                At December 31,
                                  -------------------------------------------
                                          1999                   1998
                                  --------------------    -------------------
                                                  % Of                   % Of
                                              Loans In               Loans In
                                              Category               Category
                                              To Gross               To Gross
(Dollars In Thousands)             Amount     Loans(1)    Amount     Loans(1)
                                   ------     --------    ------     --------

Residential                    $    663          43.4%  $    925       56.1%
Multifamily                         185          10.9%       277       10.2%
Commercial real estate              918          18.6%       514       12.2%
Construction                        960          20.3%       533       15.7%
Land                                137           3.6%       101        2.4%
Home equity lines of credit          32           1.0%        34        1.0%
Other consumer loans                 15           0.2%        11        0.2%
Commercial term loans               243           1.7%       190        2.0%
Commercial lines of credit           83           0.3%        26        0.2%
                                  -----         -----      -----      -----

Total allocated                   3,236         100.0%     2,611      100.0%
                                                =====                 =====
Unallocated                         266                      169
                               --------                 --------

     Total                     $  3,502                 $  2,780
                               ========                 ========



Other information
Gross loans outstanding
   held for investment         $388,198                 $327,876

------------------------------------------
(1) Gross loans held for investment

         Over the past several years, the Company has increased its allowance for loan losses in conjunction with three key trends within the loan portfolio:

o The growth in the nominal size of the loan portfolio has led Management to increase the amount of the allowance.

o The greater diversification in the mix of the loan portfolio away from residential one to four unit permanent mortgages toward other types of lending, particularly income property loans, has led to higher nominal and relative allowance levels, as these types of lending typically present more risk than residential mortgages. This increased risk stems both from the nature of the lending and the greater individual credit amounts associated with income property loans.

o The increasing concentration of the portfolio in relatively less seasoned credits, because of the Company's growth rate in recent years, has also led Management to increase the level of the allowance, as less seasoned loans typically present greater risk than loans which have been performing for many years and which have amortized balances.

         The Company's loan portfolio at December 31, 2002 presented significant geographic concentration, consistent with the Company's focus of serving local individuals and businesses as a community commercial bank. The majority of the Company's loans outstanding at December 31, 2002 were secured by real estate or associated with businesses located in the three counties that constitute the Company's primary market area:

o        Santa Cruz County
o        Monterey County
o        Santa Clara County

However, with the opening of the Los Angeles loan production office in 2002 and the Company's acquiring loan participations and purchasing loans secured by real estate located in a greater number of California communities, the Company is gradually reducing its geographic lending concentration.

         The Company's geographic lending concentration provides certain benefits. For example, the Company becomes well known in its local area and therefore attracts more business. In addition, Management develops a more comprehensive knowledge of real estate values and business trends in markets where lending is regularly conducted. However, this concentration also presents certain risks. A natural disaster such as an earthquake centered in the Greater Monterey Bay Area would impact the Company more significantly than firms with loans geographically dispersed over a wider area. Another concentration risk is that a downturn in the economy or real estate values in the Greater Monterey Bay Area would disproportionately unfavorably impact the Company versus a multi-state or national lender. The geographic concentration of the Company's loans and the Company's almost complete focus on doing business in California is an important factor that Management considers in determining appropriate levels of loan loss reserves.

         At December 31, 2002, the Company had outstanding less than $4.0 million in loans outside the State of California. The Company's strategic plan does not include substantial lending in 2003 outside the State of California.

         During 2002, among the changes implemented to the Company's loan loss reserve methodology were revisions in the formula allowances for the following types of loans::

Increases In Formula Allowances        Decreases In Formula Allowances
-------------------------------        -------------------------------

1. Commercial real estate loans        1. Residential one to four unit mortgages

2. Income property construction loans

3. Commercial business lines of credit


         Formula allowances were increased for commercial real estate loans and income property construction loans due to:

o less favorable operating results for various types of commercial real estate, particularly properties associated with the hospitality industry, highlighted as the Company received financial statements during 2002 for 2001 full year and 2002 partial year performance

o    the concentration of credit risk stemming from larger average loan sizes

o    the portfolio's relative lack of seasoning

o    unfavorable market trends in rents for many types of income property

         Formula allowances were increased for commercial business lines of credit due to:

o the weak state of the economy, which impacted revenues received by a number of the Company's business clients

o increased, although generally cured, delinquencies, as certain businesses experienced delayed collections of accounts receivable and / or a rise in uncollectible receivables

o    the portfolio's relative lack of seasoning

         Formula allowances were decreased for residential mortgages due to:

o the increasing seasoning of that portfolio, as a significant portion of the new production in 2002 was sold servicing released into the secondary market

o the strength of residential real estate valuations in many of the Company's markets, with the exception of high end properties

o the Company's favorable delinquency and credit loss experience on this portfolio in recent periods

     The $661 thousand in unallocated allowance at December 31, 2002 reflected the Company's consideration of the following factors, as well as more general factors including the condition of the State and national economies, increased layoffs and unemployment, the high level of continuing jobless claims, the weak equity markets, and a significant California State budget deficit:

o The adverse effects of a decline in tourism impacting the local economies in Santa Cruz and Monterey counties, with a concomitant impact upon net cash flows for local commercial enterprises, commercial real estate properties, and owner / operators of small businesses, which could be in the range of $100 thousand to $300 thousand.

o The adverse impacts of the weak technology and telecommunications industries upon commercial real estate values. The Company's primary lending area is near the Silicon Valley area of the San Francisco Bay Area, which has been impacted by the slump in various technology and technology related businesses. This impact could be in the range of $100 thousand to $1.0 million.

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

         Liquidity Maintenance. Federally chartered savings institutions have the authority to invest in various types of liquid assets, as defined in applicable regulations, including United States Treasury obligations, securities of or guaranteed by various federal agencies, certificates of deposit of insured banks and savings institutions, bankers' acceptances, repurchase agreements, and federal funds. Additionally, under OTS regulations, the Bank must maintain a safe and sound level of liquidity at all times. Management agrees that maintaining an adequate level of liquidity at all times is fundamental to effective guidance of a financial institution. Management believes that the Bank at all times in 2002 maintained a level of available liquidity considered to be adequate to meet foreseeable operational needs.

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

         Accounting And Reporting. Investment securities classified as available for sale are recorded at fair value, while investment securities classified as held to maturity are recorded at cost. Unrealized gains or losses on available for sale securities, net of the deferred tax effect, are reported as a component of other comprehensive income and are included in stockholders' equity. At December 31, 2002, 2001, and 2000, all of the Company's investments were classified as available for sale.

         The amortized cost and estimated fair value of securities are presented in the following tables. "PT" represents "pass-through" and "CMO" represents "collateralized mortgage obligation".

                                                                   December 31, 2002
                                          ---------------------------------------------------------------------
(Dollars In Thousands)                                                Gross             Gross        Estimated
                                                 Amortized       Unrealized        Unrealized             Fair
Available for sale                                    Cost            Gains            Losses            Value
------------------                                    ----            -----            ------            -----
   Variable rate corporate trust
      preferred securities                         $ 7,719            $  --           $  (689)         $ 7,030
   Fixed rate FHLMC PT's                               957               49                --            1,006
   Fixed rate FNMA PT's                                452               35                --              487
   Fixed rate GNMA PT's                                497               34                --              531
   Variable rate FNMA PT's                           3,101               50                --            3,151
   Fixed rate FHLMC balloons                         8,679               48                --            8,727
   Fixed rate CMO's:
      Agency issuance                               23,512               74               (22)          23,564
                                                   -------            -----           --------         -------
Total                                              $44,917            $ 290           $  (711)         $44,496
                                                   =======            =====           ========         =======

                                                                   December 31, 2001
                                          ---------------------------------------------------------------------
(Dollars In Thousands)                                                Gross             Gross        Estimated
                                                 Amortized       Unrealized        Unrealized             Fair
Available for sale                                    Cost            Gains            Losses            Value
------------------                                    ----            -----            ------            -----
   Variable rate corporate trust
      preferred securities                         $ 7,707            $  --           $  (407)         $ 7,300
   Fixed rate FHLMC PT's                             1,551               34                --            1,585
   Fixed rate FNMA PT's                                585               38                --              623
   Fixed rate GNMA PT's                                744               31                --              775
   Variable rate FNMA PT's                           4,629               62                --            4,691
   Fixed rate FHLMC balloons                         1,956               --                --            1,956
   Fixed rate CMO's:
      Agency issuance                               17,062               86                --           17,148
      Non Agency issuance                            3,831               35                --            3,866
                                                   -------            -----           --------         -------
Total                                              $38,065            $ 286           $  (407)         $37,944
                                                   =======            =====           ========         =======

                                                                   December 31, 2000
                                          ---------------------------------------------------------------------
(Dollars In Thousands)                                                Gross             Gross        Estimated
                                                 Amortized       Unrealized        Unrealized             Fair
Available for sale                                    Cost            Gains            Losses            Value
------------------                                    ----            -----            ------            -----
   Variable rate corporate trust
      preferred securities                         $ 7,696            $  --           $  (336)         $ 7,360
   Fixed rate FHLMC PT's                             1,090               13                --            1,103
   Fixed rate FNMA PT's                              3,649               25                (2)           3,672
   Fixed rate GNMA PT's                              1,060               --               (11)           1,049
   Variable rate FNMA PT's                             571                5                --              576
   Fixed rate CMOs:
      Agency issuance                               19,095                5              (266)          18,834
      Non Agency issuance                           18,210                4              (498)          17,716
                                                   -------            -----           --------         -------
                                                   $51,371            $  52           $(1,113)         $50,310
                                                   =======            =====           ========         =======

                                       43

         At December 31, 2002, the Company's investment in corporate trust preferred securities was entirely composed of variable rate securities which reprice every three months based upon a margin over the three month LIBOR rate. These corporate trust preferred securities were all rated "A-" or better by Standard & Poors ratings agency at December 31, 2002.

         All of the Company's mortgage backed securities at December 31, 2002 were rated AAA by at least one nationally recognized rating agency.

         Over the past several years, the Company has restructured its security portfolio in pursuing the following objectives:

o generating a steady stream of cash flows to provide liquidity in support of the expanding loan portfolio

o increasing the interest rate sensitivity of the portfolio in conjunction with the Company's asset / liability management program

o maintaining sufficient US Agency PT's and CMO's to provide collateral for various types of secured deposits, primarily funds placed with the Bank by the State of California under its time deposit program

o increasing the investment in CMO's and balloon mortgage backed securities versus PT's in order to better tailor the portfolio's cash flows to the projected liquidity needs of the Company

o classifying all securities as available for sale in order to provide additional flexibility in balance sheet management

         The following table presents certain information regarding the amortized cost, estimated fair value, weighted average yields, and contractual maturities of the Company's securities as of December 31, 2002. Actual maturities may differ from contractual maturities due to principal prepayments, priority of principal allocation within collateralized mortgage obligations, or rights of issuers to call obligations prior to maturity.

                                                                     At December 31, 2002
                                           --------------------------------------------------------------------------
(Dollars In Thousands)                                             2004           2008           2013
                                                                Through        Through            And
Available for sale securities                       2003           2007           2012     Thereafter          Total
-----------------------------                       ----           ----           ----     ----------          -----
   Variable rate corporate trust
      preferred securities                        $   --        $    --        $    --       $  7,719        $ 7,719
   Fixed rate FHLMC PT's                              --             --             --            957            957
   Fixed rate FNMA PT's                               --             --             --            452            452
   Fixed rate GNMA PT's                               --             --            409             88            497
   Variable rate FNMA PT's                            --             --             --          3,101          3,101
   Fixed rate FHLMC balloons                          --             --          8,679             --          8,679
   Agency fixed rate CMO's                            --             --             --         23,512         23,512
                                                   -----         ------        -------       --------        -------
Total amortized cost                               $  --         $   --        $ 9,088       $ 35,829        $44,917
                                                   =====         ======        =======       ========        =======

Estimated fair value                               $  --         $   --        $ 9,164        $35,332        $44,496
                                                   =====         ======        =======        =======        =======

Weighted average yield (1)                            --             --          3.28%          1.50%          1.94%

-------------------------------------------------------------------------
(1) Weighted average yield is calculated based upon estimated fair value.

         The weighted average yield for securities with stated maturities in 2013 and thereafter at December 31, 2002 was limited by:

o the fact that many of the CMO's were short term in nature, despite a longer stated maturity date, and thus provided yields closer to the target federal funds rate of 1.25%

o high prepayment speeds in December 2002 for mortgage related securities decreased the effective yield for those securities owned at a premium to par value

In the third and fourth quarters of 2002, the Company reduced the target duration of its security portfolio in conjunction with its asset / liability management program.

         The Company maintained no tax-preferenced securities at December 31, 2002. At December 31, 2002, the Company did not own debt securities issued by any one issuer other than US Agencies that exceeded ten percent of stockholders' equity. For additional information regarding the Company's securities, please refer to Notes 3 and 4 to the Consolidated Financial Statements.


Sources Of Funds

         General. The Company's primary sources of funds are customer deposits, principal, interest, and dividend payments on loans and securities, FHLB advances and other borrowings, and, to a lesser extent, brokered deposits and proceeds from sales of securities and loans. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan and security prepayments are greatly influenced by general interest rates, economic conditions, and competition.

         Deposits. The Company offers a variety of deposit accounts with a range of interest rates, features, and terms. The Company's deposits consist of demand deposit and NOW checking accounts, savings accounts, money market accounts, and certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, events in the capital markets, money supply, prevailing interest rates, and competition. The Company's deposits are obtained predominantly from the areas in which its full service branch offices are located. The Company relies primarily on customer service and long standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions and mutual funds significantly affect the Company's ability to attract and retain deposits. At December 31, 2002, the Bank had $20.0 million in brokered certificates of deposit. The Bank participates in the State of California Time Deposit Program, whereby the State places certificates of deposit with banks as a means of encouraging lending back into California's communities. Management regularly monitors the Company's certificate accounts and historically the Company has retained a large portion of such accounts upon maturity.

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

         In recent years, the Company has offered a series of money market deposit accounts specifically designed for certain target markets. Customers wishing to avoid account maintenance fees and maintain low minimum balances are marketed the Company's Easy Access money market account. Customers planning to maintain particularly high average balances are marketed the Company's highly tiered and more aggressively priced Investors Money Market account. Customers in between these two profiles are marketed the competitively priced Lighthouse and Money Market Plus money market accounts. In addition, the Company introduced its Business Money Market account product at the beginning of 2003. This product is tiered and priced to be an attractive alternative for excess liquid funds maintained by the Company's commercial customers. All five of these money market products offer check writing, 24 hour bilingual telephone banking, Internet banking, ATM access, bank by mail, and in-branch service. As a result of this target marketing, money market deposit balances have increased in recent years, from $87.7 million at December 31, 2000 to $105.8 million at December 31, 2001 to $126.1 million at December 31, 2002. Expansion in money market balances during 2001 and 2002 benefited from the interest rate environment, as certain customers were less interested in committing to term certificates of deposit with interest rates at historically low levels.

         The Company's other area of focus in deposit acquisition in recent years has been checking accounts, coincident with the Company's business strategy of becoming more of a community based financial services organization, meeting the primary financial needs of both consumers and small businesses. Total checking balances expanded from $63.6 million at December 31, 2001 to $67.2 million at December 31, 2002.

         The rise in checking account balances during 2002 was supported by increased checking account balances maintained by local businesses with which the Company established comprehensive relationships in 2002 and 2001, including such services as lines of credit, courier service, real estate financing, letters of credit, and dedicated account relationship officers. The Company further augmented its business checking product line in 2002 with the introduction of Internet banking for businesses and remote deposit service. Via the Company's remote deposit service, business and high balance individual customers can make deposits to their Monterey Bay Bank checking accounts at any of approximately 4,900 branches of a correspondent bank located in 23 states.

         The Company also plans to augment its line of consumer checking products in 2003, with improved customer statements and continued marketing of Internet banking for consumers, including electronic bill payment.

         At December 31, 2002, all of the Company's deposit products were statement based (i.e. no passbooks). Management believes that statement based products integrate more effectively with the increasingly numerous and varied means of customer electronic access to their funds; e.g. Internet banking, electronic bill payment, debit card / point of sale, ATM networks, and telephone banking.

         During 2002, the Company's certificate of deposit portfolio increased by $2.9 million, as the issuance of a $20.0 million brokered certificate of deposit and a $9.0 million increase in funds from the State of California Time Deposit Program more than offset customer transfers of funds from certificates of deposit into money market accounts due to the historically low interest rate environment. During the past several years, the Company has focused its deposit related sales efforts on transaction accounts as a means of increasing net interest margins, bolstering fee income, and building more comprehensive customer relationships.

         The Company's weighted average cost of deposits at December 31, 2002 was 1.94%, equal to 44 basis points below the 11th District Cost Of Funds Index ("COFI") for December 2002 of 2.38%. While COFI contains funding components other than deposits, the Company uses a comparison to COFI as a benchmark of its success in managing its cost of deposits. The Company seeks to manage its cost of deposits both via pricing for individual products and through the deposit portfolio product mix.

         The Company maintained no deposits in foreign banking offices at December 31, 2002 or December 31, 2001.

         The Company's weighted average cost of deposits decreased significantly in 2002 primarily due to:

o the shift in product mix towards transaction accounts and away from relatively higher costing certificates of deposit

o the general decrease in interest rate levels, assisted by the Federal Reserve's cutting its target federal funds rate by 50 basis points in November 2002

o certificates of deposit repricing downward upon maturity and rollover, often significantly, in response to the decrease in interest rates during 2002 and 2001


         The following table summarizes the Company's deposits at the dates indicated.

                                                        December 31, 2002                   December 31, 2001
                                              -------------------------------     -------------------------------
                                                                    Weighted                            Weighted
(Dollars In Thousands)                                               Average                             Average
                                                     Balance            Rate             Balance            Rate
                                                     -------            ----             -------            ----
Demand deposit accounts                             $ 23,549             --             $ 21,062             --
NOW accounts                                          43,629           0.16%              42,557           0.41%
Savings accounts                                      18,474           0.33%              19,127           0.57%
Money market accounts                                126,061           1.79%             105,828           2.31%
Certificates of deposit < $100,000                   133,795           2.66%             156,351           4.02%
Certificates of deposit $100,000 or more             112,826           2.59%              87,414           3.86%
                                                    --------                            --------
                                                    $458,334                            $432,339
                                                    ========                            ========
Weighted average nominal interest rate                                 1.94%                               2.87%

The weighted average interest rates are at the end of the period and are based upon stated interest rates without giving consideration to daily compounding of interest or forfeiture of interest because of premature withdrawal.

         The following table presents the amount and weighted average rate of time deposits equal to or greater than $100,000 at December 31, 2002. The amount maturing in three months or less includes $22.1 million associated with the State of California Time Deposit Program. At December 31, 2002, under the State of California Time Deposit Program, certificate of deposit maturities were limited to terms of six months or less.


                                                         At December 31, 2002
                                              ----------------------------------
(Dollars In Thousands)                                                 Weighted
                                                                        Average
Maturity Period                                        Amount              Rate
                                                       ------              ----
Three months or less                                $  41,277             2.32%
Over 3 through 6 months                                33,834             2.40%
Over 6 through 12 months                               15,632             2.61%
Over 12 months through 2 years                         13,831             2.81%
Over 2 through 3 years                                  3,389             3.78%
Over 3 years                                            4,863             4.70%
                                                    ---------             -----
Total                                               $ 112,826             2.59%
                                                    =========

         The following table presents the amount and weighted average rate of time deposits less than $100,000 at December 31, 2002.

                                                         At December 31, 2002
                                              ----------------------------------
(Dollars In Thousands)                                                 Weighted
                                                                        Average
Maturity Period                                        Amount              Rate
---------------                                        ------              ----

Three months or less                                $  32,421             2.66%
Over 3 through 6 months                                28,370             2.17%
Over 6 through 12 months                               30,790             2.28%
Over 12 months through 2 years                         27,761             2.68%
Over 2 through 3 years                                  7,533             4.13%
Over 3 years                                            6,920             4.68%
                                                    ---------             -----
Total                                               $ 133,795             2.66%
                                                    =========


         The following table presents the distribution of the Company's average balances of deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented.

                                                         For The Year Ended December 31,
                            -------------------------------------------------------------------------------------------
                                        2002                           2001                           2000
                            -----------------------------  -----------------------------  -----------------------------
                                          % Of                           % Of                           % Of
                                       Average  Weighted              Average  Weighted              Average  Weighted
                             Average     Total   Average    Average     Total   Average    Average     Total   Average
                             Balance  Deposits      Rate    Balance  Deposits      Rate    Balance  Deposits      Rate
                             -------  --------      ----    -------  --------      ----    -------  --------      ----
                                                          (Dollars In Thousands)
Demand deposits             $ 22,856      5.1%        --   $ 19,104      4.6%        --   $ 16,720      4.3%        --
NOW accounts                  43,607      9.7%     0.34%     40,944      9.8%     0.89%     36,317      9.4%     1.51%
Savings accounts              18,732      4.2%     0.52%     19,370      4.6%     1.12%     15,803      4.1%     1.78%
Money market accounts        114,629     25.5%     2.11%     92,237     22.1%     3.74%     87,733     22.7%     4.60%
Certificates of deposit      249,088     55.5%     3.13%    246,315     58.9%     5.04%    230,099     59.5%     5.37%
                            --------    ------     -----    -------     -----     -----    -------     -----     -----

Total                       $448,912    100.0%     2.33%   $417,970    100.0%     3.93%   $386,672    100.0%     4.45%
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

         FHLB advances are collateralized by the Bank's pledged mortgage loans, pledged mortgage backed securities, and investment in the capital stock of the FHLB. See "Regulation And Supervision - Federal Home Loan Bank System." FHLB advances are made pursuant to several different credit programs with varying interest rate, embedded option (callable / putable), amortization, and maturity terms. All of the Bank's FHLB advances outstanding at December 31, 2002 were either overnight borrowings or fixed rate, non-amortizing advances with single individual maturity dates ("bullet advances"). The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the FHLB. During 2002, the Bank periodically used FHLB advances to provide needed liquidity and to manage the term structure and maturities of its liabilities.

         From  time  to  time,  the  Company  enters  into  reverse   repurchase
agreements (securities sold under agreements to repurchase) with approved security dealers.

         The Bank maintains federal funds lines of credit with five correspondent banks. These lines are not committed lines, but rather function on a funds availability basis. From time to time, the Bank borrows federal funds from its correspondent banks as a source of short term liquidity.

         MBBC maintains a committed $3.0 million revolving line of credit with one of the Bank's correspondent banks. This line of credit expires in March 2003, and is collateralized by 800,000 shares of the Company's treasury stock. Funds drawn on the line are priced based upon either the London Inter-Bank Offer Rate curve ("LIBOR") or the correspondent bank's reference rate. This line of credit contains various financial performance covenants on the part of the Company. The line of credit agreement does not restrict the Company's ability to declare and pay cash or stock dividends. The line of credit agreement also contains no restrictions on the use of funds to repurchase Company common stock.

         The following table sets forth information regarding the Company's FHLB advances at or for the indicated years.

(Dollars In Thousands)                                                   At Or For The Year Ended December 31,
                                                                      --------------------------------------------
                                                                               2002           2001           2000
                                                                               ----           ----           ----
FHLB Advances
Average balance outstanding                                                $ 57,355       $ 47,526       $ 43,946
Weighted average rate on average balance outstanding                          4.25%          5.30%          5.72%

Year end balance outstanding                                               $ 93,582       $ 53,582       $ 32,582
Weighted average rate on year end balance outstanding                         3.02%          4.46%          5.48%

Maximum amount outstanding at any month end during the year                $ 93,582       $ 65,582       $ 50,582


         Please refer to Notes 11 and 12 to the Consolidated Financial Statements for additional information regarding borrowings and lines of credit.


Subsidiary Activities

         Portola, a California corporation wholly owned by the Bank, is engaged, on an agency basis, in the sale of insurance, mutual funds, individual securities, and annuity products, primarily to the Bank's customers and members of the local communities which the Bank serves. During 2002, gross commission income generated through Portola included $39 thousand for mutual fund sales, $21 thousand from sales of individual securities, $15 thousand for variable annuity sales, $10 thousand for life insurance sales, and $8 thousand for fixed annuity sales. Portola also functions as trustee for the Bank's deeds of trust. At December 31, 2002, Portola had $37 thousand in total assets. Portola's revenues in 2002 were constrained by the capital markets environment and by vacancies in investment sales representative positions.


Personnel

         As of December 31, 2002, the Company had 112 full-time employees and 14 part-time employees. The employees are not represented by a collective bargaining unit. The Company considers its relationship with its employees to be good.

REGULATION AND SUPERVISION


General

         Savings and loan holding companies and savings associations are extensively regulated under both federal and state law. This regulation is intended primarily for the protection of depositors and the FDIC Insurance Funds and not for the benefit of stockholders of the Company. The following information describes certain aspects of that regulation applicable to the Company and the Bank, and does not purport to be complete. The following discussion is qualified in its entirety by reference to all particular statutory or regulatory provisions.


Regulation of the Company

         General. MBBC is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, MBBC is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over MBBC and its subsidiaries, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. MBBC is also governed by federal regulations that restrict transactions between the Bank and MBBC.

         Although savings and loan holding companies are not, at December 31, 2002, subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, the Home Owners Loan Act ("HOLA") does prescribe such restrictions on subsidiary savings institutions, as described below. The Bank must notify the OTS 30 days before declaring any dividend to MBBC.

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

         Activities Restriction Test. As a unitary savings and loan holding company, MBBC is generally not subject to activity restrictions, provided the Bank satisfies the Qualified Thrift Lender ("QTL") test or meets the definition of domestic building and loan association pursuant to the Internal Revenue Code of 1986, as amended (the "Code"). MBBC presently intends to continue to operate as a unitary savings and loan holding company. Federal legislation terminated the "unitary thrift holding company exemption" for all companies that apply to acquire savings associations after May 4, 1999. Since the Company is grandfathered, its unitary holding company powers and authorities were not affected. See "Financial Services Modernization Legislation." However, if MBBC acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of MBBC and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to restrictions applicable to bank holding companies unless such other associations each also qualify as a QTL or domestic building and loan association and were acquired in a supervisory acquisition. Furthermore, if MBBC were in the future to sell control of the Bank to any other company, such company would not succeed to MBBC's grandfathered status under and would be subject to the same business activity restrictions. See "Regulation of the Bank - Qualified Thrift Lender Test."

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


The Sarbanes-Oxley Act of 2002

         On July 30, 2002, President Bush signed into law The Sarbanes-Oxley Act of 2002. This new legislation addresses accounting oversight and corporate governance matters, including:

o the creation of a five-member oversight board appointed by the SEC that will set standards for accountants and have investigative and disciplinary powers

o    the  prohibition  of  accounting   firms  furnishing  audit  services  from
     providing various types of consulting and non-audit services to public clients

o    requiring   accounting   firms  to  rotate  partners  among  public  client
     assignments every five years

o    enhanced independence of board audit committees

o the prohibition of most personal loans to directors and executive officers (loans by the Bank in accordance with Regulation O are exempt)

o    protection of whistle-blowers

o    increased civil and criminal penalties for financial crimes

o expanded disclosure of corporate operations and internal controls and required certification of SEC filings containing financial information

o    enhanced controls on, and reporting of, insider trading

o    statutory separations between investment bankers and analysts

         Following the passage of the Sarbanes-Oxley Act of 2002, the SEC undertook a number of initiatives to implement and help ensure compliance with the Act. New SEC rules adopted as a result of the Sarbanes-Oxley Act of 2002 have addressed:

o    conditions for the disclosure of non-GAAP financial information

o current report requirements on Form 8-K were expanded to require public companies to include earnings releases or similar announcements in a Form 8-K filing with the SEC

o public companies must disclose whether any members of their audit committee are considered to be audit committee financial experts, and, if not, why not

o    public companies must disclose certain information about codes of conduct

o trading restrictions for company insiders in conjunction with pension fund blackout periods

o an expansion in the scope of the retention of records relevant to audits and reviews

o increased disclosure requirements for off-balance sheet transactions and arrangements and contractual obligations

o    strengthened rules for auditor independence

o expanded communications between the independent auditor and the Board Audit Committee

         The primary impacts upon the Company from the Sarbanes-Oxley Act of 2002 will be increased reporting requirements and higher professional fees for legal and accounting services. As a highly regulated savings and loan holding company and financial institution, MBBC and the Bank were already subject to many of the types of operating restrictions and financial control requirements implemented following the passage of the Sarbanes-Oxley Act of 2002.


California Corporate Disclosure Act

         On September 18, 2002, the Governor of California signed the California Corporate Disclosure Act ("Disclosure Act"). The Disclosure Act is effective January 1, 2003 and changes the current biennial filings of corporations doing business in the State to an annual filing and, more importantly, (a) requires significant additional information that publicly traded California domestic and foreign corporations qualified in California must include in the Statement and
(b) requires that each filing corporation certify that the information in the Statement is true and correct.

         In addition to the information required of all corporations, every publicly traded company subject to the act (such as the Company) must also include the following information in the Statement:

o two years of information on the corporation's independent auditor and the services provided by such auditor

o the date of the last audit report prepared by the independent auditor and a copy of such report

o    information on annual compensation of the board and the executive officers

o    two years of information on director loans

o information about any bankruptcy filings by the corporation, its executive officers or directors in the last 10 years

o information about any fraud convictions by the executive officers or board members in the last ten years

o information about corporate violations of any federal security laws or any banking or security provision of California law in the last 10 years for which the corporation was found liable in an action before a federal or state court or regulatory agency or a self-regulatory organization with judgments over $10 thousand

The Company does not expect the added disclosure associated with the Disclosure Act to have a material adverse effect on its operations or financial condition.


USA Patriot Act of 2001

         On October 26, 2001, President Bush signed the USA Patriot Act of 2001. The Patriot Act is intended is to strengthen U.S law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Act on financial institutions of all kinds is significant and wide ranging. The Act contains sweeping anti-money laundering and financial transparency laws in addition to previous requirements, and requires various regulations, including:

o due diligence requirements for financial institutions that administer, maintain, or manage private banks accounts or correspondent accounts for non-US persons

o    standards for verifying customer identification at account opening

o rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering

o reports by non-financial businesses filed with the Treasury Department's Financial Crimes Enforcement Network for transactions exceeding $10,000, and

o filing of suspicious activities reports securities by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

         On July 23, 2002, the U.S. Treasury proposed regulations requiring institutions to incorporate into their written money laundering plans, a board approved customer identification program implementing reasonable procedures for:

o verifying the identity of any person seeking to open an account, to the extent reasonable and practicable

o    maintaining records of the information used to verify the person's identity

o determining whether the person appears on any list of known or suspected terrorists or terrorist organizations

Account is defined as a formal banking or business relationship established to provide ongoing services, dealings, or other financial transactions.


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

Regulation of the Bank

         General. As a federally chartered, FDIC insured savings association, the Bank is subject to extensive regulation, examination, and supervision by the OTS, as its primary federal regulator, and the FDIC, as the insurer of customer deposits. Lending activities and other investments of the Bank must comply with various statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Board of Governors of the Federal Reserve System ("FRB").

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

         The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the FDIC insurance funds and depositors.

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

o    accumulated unrealized losses on certain available for sale securities

o    accumulated losses related to qualifying cash flow hedges

         Core capital consists of tangible capital plus various adjustments for certain intangible assets. At December 31, 2002, the Bank's tangible capital was equivalent to its core capital, as the Bank did not maintain any qualifying adjustments. In general, total assets calculated for regulatory capital purposes exclude those assets deducted from capital in determining the applicable capital ratio.

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

         As disclosed in Note 14 to the Consolidated Financial Statements, at December 31, 2002, the Bank exceeded all minimum and institution specific regulatory capital requirements.

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

         As disclosed in Note 14 to the Consolidated Financial Statements, at December 31, 2002, the Bank met the requirements to be classified as a "well capitalized" institution under Prompt Corrective Action regulations. At December 31, 2002, the Bank was eligible to acquire brokered deposits.

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

         The agencies' guidelines provide that if the risks associated with subprime lending are not properly controlled, the agencies consider subprime lending a high-risk activity that is unsafe and unsound. Specifically, the guidelines direct examiners to expect regulatory capital to be one and one-half to three times higher than that typically set aside for prime assets for institutions that:

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

         On October 1, 2002, Federal Reserve Board regulations aimed at curbing predatory lending became effective. The rule significantly widens the pool of high-cost home-secured loans covered by the Home Ownership and Equity Protection Act of 1994 ("HOPEA"), a federal law that requires extra disclosures and consumer protections to borrowers. The following triggers coverage under HOPEA:

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

Annual FDIC deposit insurance assessment rates as of January 1, 2003 were as follows:

                              FDIC Deposit Insurance Rates Expressed In Terms
As Of January 1, 2003          Of Annual Cents Per $100 of Assessed Deposits
                            ----------------------------------------------------
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

         As of January 1, 2003, the Bank had been notified by the FDIC that its deposit insurance assessment rate during the first half of calendar 2002 would be 0 basis points.

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

         In early 2003,  Congress was considering various new laws applicable to
FDIC  insurance  premiums  and  insurance   coverage.   See  "Potential  Federal
Legislation and Regulation".

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


Transactions With Related Parties

         Transactions between a savings association and its "affiliates" are quantitatively and qualitatively restricted under the Federal Reserve Act and by FRB Regulation W. Affiliates of a savings association include, among other entities, the savings association's holding company and companies that are under common control with the savings association. In general, a savings association or its subsidiaries are limited in their ability to engage in "covered transactions" with affiliates:

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

         OTS  regulations   generally   exclude  all  non-bank  and  non-savings
association subsidiaries of savings associations from treatment as affiliates, except for:

o    a financial subsidiary

o    a subsidiary controlled by one or more affiliates

o    an ESOP

o a subsidiary determined by the OTS or the Federal Reserve to be an affiliate

         The regulations also require savings associations to make and retain records that reflect affiliate transactions in reasonable detail and provides that specified classes of savings associations may be required to give the OTS prior notice of affiliate transactions.

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

         Savings associations that fail to meet the QTL test will generally be prohibited from engaging in any activity not permitted for both a national bank and a savings association. A savings association that fails the QTL test may be required to convert to a commercial bank charter. At December 31, 2002, the Bank maintained 68.4% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

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

         At December 31, 2002, the Bank's limit on loans to one borrower was $9.0 million. At December 31, 2002, the Bank's largest aggregate outstanding balances of loans to one borrower were:

o a $7.5 million construction loan for the development of an apartment building in Los Angeles, California

o a $7.0 million construction loan for a residential development in Soledad, California

o a total of $6.9 million in aggregate loans associated with an upscale residential development in Monterey, California

         At December 31, 2002, all of the above loans were performing in accordance with their terms. The Bank has conducted lending in the Monterey residential development for the past several years.


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

         The Bank did not declare or pay any dividends to MBBC in 2001 or 2002.


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

Assessments

         Thrift institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessment, paid on a semi-annual basis, is computed based upon a three component equation. The components are total assets, regulatory rating, and amount and nature of off balance sheet activities. The Bank's general assessment for the six month period commencing January 2003 was $61 thousand. The general assessments paid by the Bank for the fiscal year ended December 31, 2002 totaled $114 thousand.


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

         The new capital plan of the FHLB-SF was approved by the Federal Housing Finance Board on June 12, 2002. The FHLB-SF has not yet established an implementation date for the new capital plan, with such implementation required by June 2005. The Bank will receive at least 240 days' written notice of the implementation date. The new capital plan incorporates a single class of stock and requires each member to own stock in amount equal to the greater of:

o    a membership stock requirement, or

o    an activity based stock requirement

The new capital stock is redeemable on five years' written notice, subject to certain conditions.

         The Company does not believe that the initial implementation of the FHLB-SF new capital plan as approved will have a material impact upon our financial condition, cash flows, or results of operations. However, the Bank could be required to purchase as much as 50% additional capital stock or sell as much as 50% of its proposed capital stock requirement at the discretion of the FHLB-SF.


Federal Reserve System

         The FRB requires insured depository institutions to maintain non-interest-earning ("sterile") reserves against certain of their transactional accounts (primarily deposit accounts that may be accessed by writing unlimited checks). At December 31, 2002, the regulations generally required that reserves be maintained against qualified net transaction accounts as follows:

First $6.0 million                            Exempt
Next $36.1 million                              3.0%
Amount above $42.1 million                     10.0%

         The reserve requirement may be met by certain qualified cash balances. For the calculation period including December 31, 2002, the Bank was in compliance with its FRB reserve requirements. As a creditor and an insured depository institution, the Bank is subject to certain regulations promulgated by the FRB, including, but not limited to:

Regulation B      Equal Credit Opportunity Act             Regulation P   Privacy Of Consumer Financial Information
Regulation C      Home Mortgage  Disclosure Act            Regulation X   Real Estate Settlement Procedures Act
Regulation D      Reserve Requirements                     Regulation W   Transactions With Affiliates
Regulation E      Electronic  Funds  Transfers Act         Regulation Z   Truth In Lending Act
Regulation F      Limits On Interbank Liabilities          Regulation CC  Expedited Funds Availability Act
Regulation O      Extensions Of Credit To Insiders         Regulation DD  Truth In Savings Act

         On January 9, 2003, the FRB modified its discount window programs to encourage borrowings from financial institutions and for financial institutions to more readily utilize the discount window programs as an additional source of liquidity.

Potential Federal Legislation and Regulation

         The US Congress continues to consider a broad range of legislative initiatives that might impact the financial services industry. Among these initiatives are:

o    the potential merger of the BIF and SAIF insurance funds of the FDIC

o the elimination of fixed minimum reserve ratios for the FDIC insurance funds in favor an expanded range

o potential FDIC deposit insurance reforms, including an increase in the amount of coverage, indexing of coverage limits for inflation, changes in coverage for certain deposits, and modifications in the assessment formula for FDIC insurance, perhaps to include granting the FDIC greater latitude in setting deposit insurance premium rates including a greater consideration of risk-based premiums

o the potential for insured depository institutions to pay interest on business checking deposits, perhaps in conjunction with authorization for the Federal Reserve to pay interest on sterile reserves

o the potential relaxation of transaction count restrictions on money market demand deposits, thereby facilitating internal fund "sweeps" (of particular benefit to smaller financial institutions such as the Bank)

o    possible  modifications  in federal  bankruptcy laws,  including  potential
     revisions   that  would   encourage   Chapter  13  filings   (with  payment
     requirements) versus Chapter 7 filings (debt forgiveness)

         US financial institution regulatory agencies were considering at December 31, 2002 a series of potential regulatory changes or additions, including:

o    increased information reporting requirements under Regulation C

o    enhanced enforcement procedures associated with Regulation X

o    expanded investment powers for federally chartered credit unions

o    revisions to bank regulatory capital requirements

o    modifications to CRA compliance rules

o revisions in required financial reporting, including a proposal by the OTS to accelerate filing deadlines for regulatory reports

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


Federal Securities Laws

         The Company's common stock is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to periodic reporting requirements, proxy solicitation rules, insider trading restrictions, tender offer rules, and corporate governance and other requirements under the Exchange Act. In addition, certain activities of the Company, its executive officers, and directors are covered under the Securities Act of 1933, as amended (the "Securities Act").


Non-Banking Regulation

         The Company is impacted by many other laws and regulations, not necessarily unique to insured depository institutions. Among these other laws and regulations are federal bankruptcy laws and requirements of the Nasdaq National Market System.

Federal Taxation

         General. The Bank and the Company report their income on a consolidated basis using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank has not been audited by the IRS during the last five years. For its 2002 taxable year, the Bank is subject to a maximum federal income tax rate of 35%.

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

         Under the 1996 Act, for its current and future taxable years, the Bank is permitted to make additions to its tax bad debt reserves. In addition, the Bank is required to recapture (i.e., take into income) over a six year period the excess of the balance of its tax bad debt reserves as of December 31, 1995 over the balance of such reserves as of December 31, 1987. The Bank completed this recapture in 2001.

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

         In 2002, California adopted conformity with many federal tax regulations, including in regards to bad debt deductions. MBBC, the Bank, and Portola file California State franchise tax returns on a consolidated basis. MBBC, as a savings and loan holding company commercially domiciled in California, is treated as a financial corporation and subject to the general corporate tax rate plus the "in lieu" rate as discussed previously for the Bank.

         The Company is headquartered in a State of California Enterprise Zone. In addition, the Bank's Watsonville branch is also located in an Enterprise Zone and the Bank extends credit to businesses located in a number of Enterprise Zones located throughout California. These attributes make the Bank eligible for certain additional State tax credits and deductions.

         Please refer to Note 13 to the Consolidated Financial Statements for additional information regarding income taxes.

         Delaware Taxation. As a Delaware holding company not earning income in Delaware, MBBC is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware. Franchise tax expense for the State of Delaware totaled $55 thousand in 2002.

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

                                                                          Date
                       Age At    Position(s) With Company           Started In     Previous Experience If Less
Name                  12/31/02   And / Or Bank                        Position     Than Five Years In Current Position
----                  --------   -------------                        --------     -----------------------------------
Carlene F. Anderson      50      Assistant Corporate Secretary       6/11/1999     Corporate Secretary
                                 Monterey Bay Bancorp, Inc.                        Monterey Bay Bancorp, Inc.
                                                                                   1994 - 1999

                                 Assistant Corporate Secretary       6/11/1999     Corporate Secretary
                                 Vice President, Compliance          8/15/1998     Monterey Bay Bank
                                 Monterey Bay Bank.                                1994 - 1999

Mark R. Andino           43      Chief Financial Officer             1/26/2000     Treasurer
                                 Treasurer                                         Chela Financial
                                 Monterey Bay Bancorp, Inc.                        1999

                                 Senior Vice President               1/26/2000     Senior Vice President
                                 Chief Financial Officer                           Chief Financial Officer
                                 Treasurer                                         HF Bancorp, Inc.
                                 Monterey Bay Bank                                 Hemet Federal
                                                                                   1996 - 1999

Susan M. Carlson         50      Senior Vice President               6/28/2001     Principal
                                 Chief Administrative Officer                      C&S Carlson Enterprises, Inc.
                                 Monterey Bay Bank                                 Financial Institution Consulting
                                                                                   1996 - 2001

                                                                                   Vice President
                                                                                   Director of Marketing
                                                                                   American Bank, NA
                                                                                   1981 - 1996

Mary Anne Carson         35      Corporate Secretary                  5/9/2001     Vice President
                                 Monterey Bay Bancorp, Inc.                        Assistant To The President
                                                                                   Coast Commercial Bank
                                 Corporate Secretary                  5/9/2001     1996 - 2001
                                 Vice President
                                 Director Of Community Relations
                                 Monterey Bay Bank

Elaine Genevro           51      Senior Vice President                2/3/2003     Senior Vice President
                                 Director Of Retail Banking                        Regional Manager
                                 Monterey Bay Bank                                 Bay View Bank
                                 President                                         1997 - 2002
                                 Portola Investment Corporation

Joni James               47      Senior Vice President               9/10/2001     Information Technology Manager
                                 Director Of Information                           BYL Group
                                 Technology                                        1999 - 2001

David E. Porter          53      Senior Vice President              10/30/2000     Executive Vice President
                                 Director of Commercial Banking                    Chief Credit Officer
                                 Monterey Bay Bank                                 Southern Pacific Bank
                                                                                   1996 - 2000
Ben A. Tinkey            50      Senior Vice President               9/20/1994
                                 Chief Loan Officer
                                 Director of Real Estate Lending
                                 Monterey Bay Bank

Item 2.  Properties.

         The following table sets forth information relating to each of the Company's offices and stand alone ATM locations as of December 31, 2002:

                                        Lease      Original Date        Date of
                                          Or         Leased or           Lease
 Location                               Owned        Acquired         Expiration
 -----------------------------------   -------     --------------     ----------

 Administrative Offices:

 15 Brennan Street
 Watsonville, California  95076         Owned        12-31-65           N/A

 567 Auto Center Drive
 Watsonville, California  95076
 (Headquarters And Limited
      Service Branch Facility)          Owned        03-23-98           N/A

 Full Service Branch Offices:

 35 East Lake Avenue
 Watsonville, California  95076         Owned        12-31-65           N/A

 805 First Street
 Gilroy, California  95020              Owned        12-01-76           N/A

 1400 Munras Avenue
 Monterey, California  93940            Owned        07-07-93           N/A

 1890 North Main Street
 Salinas, California  93906             Owned        07-07-93           N/A

 1127 South Main Street
 Salinas, California  93901             Leased       08-08-93         06-30-05

 8071 San Miguel Canyon Road
 Prunedale, California  93907           Leased       12-24-93         12-31-03

 601 Bay Avenue
 Capitola, California  95020            Owned        12-10-96           N/A

 6265 Highway 9
 Felton, California  95018              Leased       05-01-98         04-30-03

 Loan Production Office:

 6080 Center Drive                                                     Month
 6th Floor                                                               To
 Los Angeles, CA.  90045                Leased       02-01-02          Month

                                                    Agreement        Agreement
 Stand Alone ATM's:                                Commencement      Expiration
                                                   ------------      ----------
 601 Wave Street
 Monterey, California  93940                           4/11/00          4/10/03

 104 Stockton Street
 Capitola, California  95010                            9/1/97          3/31/04

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


Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted during the quarter ended December 31, 2002 to a vote of Monterey Bay Bancorp, Inc.'s security holders through the solicitation of proxies or otherwise.


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

         As of March 20, 2003, there were 3,460,974 shares of the Company's common stock outstanding. As of February 28, 2003, there were 263 stockholders of record, not including persons or entities who hold their stock in nominee or "street" name.

         The following table sets forth the high and the low daily closing prices of the Company's common stock for each of the following calendar quarters.

                                                     High                    Low
                                                     ----                    ---
Year Ended December 31, 2002:

   Fourth quarter                                 $ 20.000              $ 17.250
   Third quarter                                  $ 18.470              $ 16.600
   Second quarter                                 $ 19.450              $ 16.730
   First quarter                                  $ 17.000              $ 15.300


Year Ended December 31, 2001:

   Fourth quarter                                 $ 15.500              $ 12.750
   Third quarter                                  $ 16.500              $ 11.400
   Second quarter                                 $ 11.970              $  9.750
   First quarter                                  $ 11.875              $ 10.000


         The Company did not pay any cash dividends in 2002 or 2001. The Board of Directors has indefinitely suspended the declaration and payment of cash dividends in favor of alternative uses for the Company's capital and liquidity.

         The Company is subject to certain restrictions and limitations on the payment of dividends pursuant to existing and applicable laws and regulations (see "Item 1. Business - Regulation And Supervision - Limitation On Capital Distributions" and Note 14 to the Consolidated Financial Statements).

Item 6.  Selected Financial Data.

         Set forth below are selected consolidated financial and other data of the Company for the periods and the dates indicated. This financial data is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements and related Notes of the Company presented elsewhere herein. All per share information has been adjusted to reflect a five for four stock split distributed to stockholders of record in July 1998.

                                                                               At December 31,
                                                       -----------------------------------------------------------------
                                                              2002          2001         2000         1999         1998
                                                              ----          ----         ----         ----         ----
                                                                               (Dollars In Thousands)
Selected Financial Condition Data:
   Total assets                                          $ 609,696     $ 537,391    $ 486,190    $ 462,827    $ 454,046
   Investment securities available for sale                  7,030         7,300        7,360       11,463       19,410
   Mortgage backed securities available for sale            37,466        30,644       42,950       57,716       98,006
   Mortgage backed securities held to maturity                  --            --           --           60           97
   Loans receivable held for investment, net               521,929       465,887      391,820      360,686      298,775
   Loans held for sale                                       1,545           713           --           --        2,177
   Allowance for loan losses                                 8,162         6,665        5,364        3,502        2,780
   Bank owned life insurance                                 9,036            --           --           --           --
   Deposits                                                458,334       432,339      407,788      367,402      370,677
   FHLB advances                                            93,582        53,582       32,582       49,582       35,182
   Securities sold under agreements to repurchase               --            --           --        2,410        4,490
   Stockholders' equity                                     56,103        50,162       43,837       40,803       41,116
   Non-performing loans                                      2,643         2,252        4,741        8,182        2,915
   Real estate acquired by foreclosure, net                    846            --           --           96          281

                                                                       For The Year Ended December 31,
                                                       -----------------------------------------------------------------
                                                              2002          2001         2000         1999         1998
                                                              ----          ----         ----         ----         ----
                                                                     (Dollars In Thousands, Except Share Data)
Selected Operating Data:
   Interest and dividend income                           $ 35,486      $ 38,731     $ 37,757     $ 33,417     $ 30,911
   Interest expense                                         12,907        18,990       19,777       17,388       18,588
                                                          --------      --------     --------     --------     --------
   Net interest income before provision for
      loan losses                                           22,579        19,741       17,980       16,029       12,323
   Provision for loan losses                                 1,510         1,400        2,175          835          692
                                                          --------      --------     --------     --------     --------
   Net interest income after provision for loan
      losses                                                21,069        18,341       15,805       15,194       11,631
   Non-interest income                                       2,127         2,566        2,340        2,505        2,177
   Non-interest expense                                     13,780        14,369       13,676       11,887       11,144
                                                          --------      --------     --------     --------     --------
   Income before provision for income taxes                  9,416         6,538        4,469        5,812        2,664
   Provision for income taxes                                3,778         2,787        1,946        2,511        1,228
                                                          --------      --------     --------     --------     --------
   Net income                                             $  5,638      $  3,751     $  2,523     $  3,301     $  1,436
                                                          ========      ========     ========     ========     ========

   Shares applicable to basic earnings per share         3,369,600     3,275,303    3,110,910    3,231,162    3,501,738
   Basic earnings per share                               $   1.67      $   1.15     $   0.81     $   1.02     $   0.41
                                                          ========      ========     ========     ========     ========

   Shares applicable to diluted earnings per share       3,497,150     3,343,233    3,123,552    3,320,178    3,638,693
   Diluted earnings per share                             $   1.61      $   1.12     $   0.81     $   0.99     $   0.39
                                                          ========      ========     ========     ========     ========

   Cash dividends per share                               $     --      $     --     $   0.08     $   0.15     $   0.12
                                                          ========      ========     ========     ========     ========

                                                                    At Or For The Year Ended December 31,
                                                       -----------------------------------------------------------------
                                                              2002          2001         2000         1999         1998
                                                              ----          ----         ----         ----         ----
Selected Financial Ratios and Other Data (1):
Performance Ratios
   Return on average assets (2)                              1.00%         0.73%        0.53%        0.73%        0.33%
   Return on average stockholders' equity (3)               10.50%         7.94%        6.24%        8.05%        3.29%
   Average stockholders' equity to average assets            9.55%         9.16%        8.52%        9.04%       10.06%
   Stockholders' equity to total assets at
      end of period                                          9.20%         9.33%        9.02%        8.82%        9.06%
   Interest rate spread during the period (4)                3.96%         3.67%        3.54%        3.27%        2.43%
   Net interest margin (5)                                   4.22%         4.04%        3.96%        3.69%        2.96%
   Interest rate margin on average total assets (6)          4.01%         3.83%        3.79%        3.53%        2.84%
   Average interest-earning assets /
      average interest-bearing liabilities                 110.51%       109.44%      109.62%      110.61%      112.00%
   Non-interest expense / average total assets               2.45%         2.79%        2.88%        2.62%        2.57%
   Efficiency ratio (7)                                     55.78%        64.41%       67.30%       64.14%       76.86%

Regulatory Capital Ratios (8)
   Tangible capital                                          8.57%         8.24%        8.03%        7.11%        6.53%
   Core capital                                              8.57%         8.24%        8.03%        7.11%        6.53%
   Tier one risk based capital                              11.63%        11.38%       11.03%        9.58%       10.42%
   Total risk based capital                                 12.88%        12.64%       12.28%       10.56%       11.35%

Asset Quality Ratios
   Non-performing loans / gross loans
      receivable (9)                                         0.50%         0.48%        1.19%        2.25%        0.96%
   Non-performing assets / total assets (10)                 0.57%         0.42%        0.98%        1.79%        0.71%
   Net charge-offs / average gross loans receivable          0.00%         0.02%        0.08%        0.03%        0.00%
   Allowance for loan losses / gross
      loans receivable (9)                                   1.54%         1.41%        1.35%        0.96%        0.92%
   Allowance for loan losses / non-performing loans        308.82%       295.96%      113.14%       42.80%       95.37%
   Allowance for total estimated losses /
      non-performing assets                                233.94%       295.96%      113.14%       42.30%       87.15%

Other Data
   Number of full-service customer facilities                    8             8            8            8            8
   Number of limited service customer facilities                 1            --           --           --           --
   Number of stand alone loan production offices                 1            --           --           --           --
   Number of ATM's                                              11            11           11           10           10

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


General

         The Company's primary business is providing financial services to individuals, families, community organizations, non-profit organizations, and businesses. The Company is headquartered in Watsonville, California, along the Central Coast. The Bank's history dates to 1925.

         The Company pursues its business through conveniently located branch offices, where it attracts checking, money market, savings, and certificate of deposit accounts. These deposits, and other available funds, are invested in a variety of loans and securities. The vast majority of the Company's loans at December 31, 2002 were secured by various types of real estate. The Bank's deposit gathering and lending markets are concentrated in the communities surrounding its eight full service branch offices located in Santa Cruz, northern Monterey, and southern Santa Clara Counties, in California. However, during 2002, the Company took a number of steps to geographically diversify its lending throughout more of the State of California. The Company also conducts its business by a variety of electronic means, including Internet banking, telephone banking, and ATM networks.

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

         The Company's service charges on deposits, mortgage loan servicing fees, mortgage banking income, and commissions from the sale of non-FDIC insured insurance products and investments through Portola also have significant effects on the Company's results of operations. An additional major factor in determining the Company's results of operations are non-interest expenses, which consist primarily of employee compensation, occupancy and equipment expenses, data and item processing fees, and other operating expenses. The Company's results of operations are also significantly affected by the level of provisions for loan losses and general economic and competitive conditions, particularly absolute and relative levels and changes in market interest rates, government policies, and actions of regulatory agencies.

         As discussed under "Item 1. Business - Company Strategy", the Company is in the process of transforming itself from a savings and loan association that was historically focused upon funding residential mortgage loans with certificates of deposit into a community based commercial bank offering a far wider scope of financial services to individuals, families, professionals, organizations, and businesses. This transformation is being undertaken to enhance stockholder value while at the same time better meeting the financial needs of current and prospective customers. This transformation presents significant execution risk, as the strategic profile being pursued by the Company requires much greater human and technological resources to accomplish than the Company's historical operations. In addition, community commercial banking is by nature a higher risk activity than traditional savings & loan business, with increased credit and operational risks, among other risk factors.

Critical Accounting Policies And Significant Estimates

         The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The Notes to the Consolidated Financial Statements contain a summary of the Company's significant accounting policies, including a presentation of recently issued accounting pronouncements. The Company follows accounting policies typical to the community commercial banking industry and in compliance with various regulations and guidelines as established by the Financial Accounting Standards Board ("FASB") and the Company's primary federal regulator, the OTS.

         Certain of the accounting policies as well as estimates made by Management are considered to be important to the portrayal of the Company's financial condition, since they require Management to make difficult, complex, or subjective judgments and estimates, some of which may relate to matters that are inherently uncertain. Management has discussed each of these significant accounting policies and the related estimates with the Audit Committee of the Board of Directors.

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

         Other estimates that the Company utilizes in its accounting include the valuation of financial instruments and the expected useful lives of depreciable assets, such as buildings, building improvements, equipment, and furniture. The useful lives of various technology related hardware and software can be subject to change due to advances in technology and the general adoption of new standards for technology or interfaces among computer or telecommunication systems.

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

         Had compensation costs for the stock option Plans been determined based upon the fair value at the date of grant consistent with SFAS No. 123, "Accounting For Stock Based Compensation", the Company's net income and earnings per share would have been reduced. The amount of the reduction for the fiscal years 2000 through 2002 is disclosed in Note 1 to the Consolidated Financial Statements, based upon the assumptions listed therein.

         GAAP itself may change over time, impacting the reporting of the Company's financial activity. Although the economic substance of the Company's transactions would not change, alterations in GAAP could affect the timing or manner of accounting or reporting.

Certain Activities Not Conducted By The Company

         At December 31, 2002, the Company did not have:

o foreign currency risk, as all of the Company's operations are conducted in US dollars

o interest rate swap, cap, floor, or collar agreements; or other freestanding or embedded derivatives

o off balance sheet activity other than normal commitments to fund loans and lines of credit and honor commercial letters of credit

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


Interest Rate Environment

         In January 2001, the Federal Reserve commenced what would become a historically large and rapid decrease in interest rates, as the economy slowed and eventually fell into recession. During 2001, the Federal Reserve cut interest rates a total of 11 times for an aggregate decrease of 475 basis points.

         Most interest rate indices rose during the first quarter of 2002, as the capital markets were optimistic about a relatively rapid and strong rebound in US economic activity, fueled in part by the accommodative monetary policy implemented by the Federal Reserve in 2001. For example, during 2001, homeowners refinanced a significant volume of residential mortgages, lowering their monthly payments and / or obtaining "cash out" amounts. This supported consumer discretionary spending.

         However, by the second quarter of 2002, it became evident that the pace of US economic growth would be restrained by multiple factors including:

o    weak business spending and capital investment

o waves of layoffs by major corporations, which in turn contributed to relatively high levels of continued unemployment in 2002

o limited stimulus from the weak economies of major trading partners, particularly Japan and Germany

         As a result, most interest rates decreased during the second quarter of 2002. Declining equity markets in the third quarter of 2002 encouraged a flow of funds into the fixed income markets, which in turn contributed to a further reduction in most interest rates between June and September 2002. At its November 2002 meeting, the Federal Open Market Committee of the Federal Reserve voted to cut its target federal funds rate by a generally unexpectedly large 50 basis points to 1.25%. Interest rates at the end of 2002 were thus the lowest in decades.

         Two other factors significantly influenced the capital markets, and hence the level of interest rates, in 2002:

1. The crisis in corporate confidence arising from the Enron, WorldCom, and similar corporate scandals contributed uncertainty to the equity markets in 2002, making it more challenging for the stock market to mount a sustained recovery that might contribute to rising interest rates.

2. Geopolitical concerns contributed to a flight of capital to quality and liquidity, which in turn led to lower rates for Treasury securities and a buildup of balances in relatively safe and liquid investments such as money market mutual funds and federally insured bank deposits.

         The Treasury yield curve was inverted at the beginning of 2001. Inverted yield curves often present challenges to financial institutions, as short term funding rates can be higher than longer term investment rates. By mid 2001, the Treasury yield curve had returned to its more traditional positive slope. By the end of 2001, the Treasury yield was the steepest in the past two years, with a 333 basis point differential between the three month and ten year Treasury instruments. Steep, positively sloped yield curves are generally favorable for financial institutions, including the Company, as near term cash flows from intermediate to longer term higher yielding assets can be funded at comparatively low interest rates.

         The Treasury yield curve flattened in 2002, as longer term interest rates declined more rapidly than short term interest rates. At the end of 2002, the differential between the three month Treasury bill and the 10 year Treasury note had declined to 262 basis points. This yield curve flattening contributed to a mortgage refinance boom of historic proportions in 2002, as borrowers sought to lock in the lowest long term, fixed interest rates in decades. The Mortgage Banker's Association Refinance Index rose from just over 1,000 at the end of the first quarter of 2002 to over 6,000 during the fourth quarter of 2002. A value of 1,000 for this Index is generally considered an active refinance market. The refinance boom led to a surge in prepayment speeds on mortgage loans and mortgage related securities during the fourth quarter of 2002.

         The past two years thus represented a period of substantial interest rate volatility, with significant changes in the nominal and relative levels of interest rates. This magnitude of interest rate volatility presents additional challenges to financial institutions, including the Company, in managing cash flows and interest rate risk exposure.

         The table below presents an overview of the interest rate environment during the two years ended December 31, 2002. The 11th District Cost Of Funds Index ("COFI") and the 12 MTA Index ("12 MTA" - the 12 month cumulative average of the 1 year Treasury Constant Maturities Index or "1 Year CMT") are by nature lagging indices that trail changes in more responsive interest rate indices such as those associated with the spot Treasury or LIBOR markets.

Index/ Rate (1)         12/31/00    3/31/01   6/30/01    9/30/01  12/31/01    3/31/02   6/30/02    9/30/02  12/31/02
---------------         --------    -------   -------    -------  --------    -------   -------    -------  --------
3 month Treasury bill      5.89%      4.28%     3.65%      2.37%     1.72%      1.78%     1.68%      1.55%     1.19%
6 month Treasury bill      5.70%      4.13%     3.64%      2.35%     1.79%      2.10%     1.74%      1.50%     1.20%
2 year Treasury note       5.09%      4.18%     4.24%      2.85%     3.02%      3.72%     2.81%      1.68%     1.60%
5 year Treasury note       4.97%      4.56%     4.95%      3.80%     4.30%      4.84%     4.03%      2.56%     2.73%
10 year Treasury note      5.11%      4.92%     5.41%      4.59%     5.05%      5.40%     4.80%      3.59%     3.81%
Target federal funds       6.50%      5.00%     3.75%      3.00%     1.75%      1.75%     1.75%      1.75%     1.25%
Prime rate                 9.50%      8.00%     6.75%      6.00%     4.75%      4.75%     4.75%      4.75%     4.25%
3 month LIBOR              6.40%      4.88%     3.84%      2.59%     1.88%      2.03%     1.86%      1.79%     1.38%
12 month LIBOR             6.00%      4.67%     4.18%      2.64%     2.44%      3.00%     2.29%      1.73%     1.45%
1 Year CMT (2)             5.60%      4.30%     3.58%      2.82%     2.22%      2.57%     2.20%      1.72%     1.45%
12 MTA (2)                 6.11%      5.71%     5.10%      4.40%     3.48%      2.91%     2.55%      2.18%     2.00%
COFI (2)                   5.62%      5.20%     4.50%      3.97%     3.07%      2.65%     2.85%      2.76%     2.38%

------------------------------------------------------
(1) Indices / rates are spot values unless  otherwise noted.
(2) These indices / rates are monthly averages.


Business Strategy

         The Company's overall business objective is to maximize stockholder value. The Company's directors and Management believe that the best approach to achieving that key objective is to continue the Company's strategic transformation from a traditional savings & loan into a community commercial bank offering a broader range of financial services, products, and solutions to individuals, families, professionals, organizations, and businesses in California. The Company's directors and Management also believe that following a relationship focused approach to helping customers attain their financial goals progresses the Company toward its key strategic objective while also improving the quality of life in the communities served by the Company and making the Company a desirable employer. The Company's business strategy thus integrates advancing the interests of its three key constituencies: stockholders, local communities, and employees.

         Specific elements of the Company's business strategy include:

o Increasing the ratio of loans to assets as a means of enhancing net interest income, serving more customers, moderating exposure to changes in interest rates, and better utilizing the Company's capital resources.

o Diversifying the product mix within the loan portfolio to reduce the concentration in residential mortgages while also meeting the financing needs of consumers and businesses within the Company's market areas.

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

o Capitalizing on the Company's position as one of the largest independent financial institutions in the Greater Monterey Bay Area and on the Bank's 77 year history.

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

         The Company intends to continue pursuing this business strategy in 2003, with specific goals of adding a de novo full service branch in its primary market area, pursuing opportunities for the acquisition of existing bank branches, expanding the Commercial Banking group, increasing customer use of Internet banking and electronic bill payment, recruiting additional experienced commercial bankers, pursuing additional remote ATM sites, implementing new technologies complementary to the core data processing system installed in 2001, and effectively managing the Company's strong capital position. However, there can be no assurance that any such steps will be implemented, or if implemented, whether such steps will improve the Company's financial performance.

Analysis Of Results Of Operations For The Years Ended December 31, 2002 And December 31, 2001

Overview

         For the year ended December 31, 2002, net income was a record $5.64 million, equivalent to $1.67 basic earnings per share and $1.61 diluted earnings per share. This compares to net income of $3.75 million, or $1.15 basic earnings per share and $1.12 diluted earnings per share, for the year 2001. The $1.89 million (50.3%) increase in net income for the year 2002 compared to 2001 primarily resulted from two key factors:

o the continued implementation of the Company's strategic plan to transform the Bank into a community commercial bank with a focus on relationship banking and strong commitment to community involvement

o during the year 2001, the Company incurred pre-tax operating costs of $447 thousand for the conversion of the core data processing system and $284 thousand for legal and other expenses associated with the arbitration of claims by a former executive

         Return on average stockholders' equity improved from 7.94% in 2001 to 10.50% in 2002, and was 11.64% for the fourth quarter of 2002. Return on average assets rose from 0.73% in 2001 to 1.00% in 2002. At December 31, 2002, the Company had record levels of loans, assets, and stockholders' equity. Tangible book value per share increased from $14.08 at December 31, 2001 to $16.00 at December 31, 2002. The closing price of the Company's common stock increased from $15.50 per share on December 31, 2001 to $19.95 per share on December 31, 2002.

         The Company's financial performance increased sequentially from the first quarter of 2002 through to the fourth quarter, which represented the highest quarterly earnings in the Company's history. The fourth quarter of 2002 financial results generated the seventh consecutive quarter of increased diluted earnings per share.


Net Interest Income

         Net interest income increased from $19.7 million in 2001 to $22.6 million in 2002 due to both expanded spreads and growth in the average balances of interest earning assets and liabilities. The Company's ratio of net interest income to average total assets increased from 3.83% in 2001 to 4.01% in 2002 despite the Company's difficulty in decreasing NOW and Savings deposit rates at the same pace as the declines in indices used for adjustable rate loans. The Company's NOW and Savings deposit rates were already at low nominal levels before the significant interest rate cuts (totaling 525 basis points) implemented by the Federal Reserve in 2001 and 2002. The Company moderated the impact of these factors in 2002 through its proactive asset / liability management program and a shift in balance sheet composition.

         The expansion in the Company's net interest margin on average interest earning assets has constituted a key component in the Company's improved financial performance over the past several years. The trend for this ratio has been:

                     Net
                     Interest
Year                 Margin
----------           -----------
1999                 3.69%
2000                 3.96%
2001                 4.04%
2002                 4.22%


The above trend has resulted from the actions taken by the Company coincident with its strategic business plan.

         The $2.8 million, or 14.4%, increase in net interest income generated in 2002 versus 2001 primarily resulted from five factors:

1.  Change In Asset Mix

Average net loans receivable increased from 83.8% of average total assets in 2001 to 85.9% of average total assets in 2002. Lower yielding cash equivalents, investment securities, and mortgage backed securities all declined as a percentage of average total assets in 2002 versus 2001. The benefits from this shift in asset mix were significant, as the average rate earned on net loans receivable in 2002 was 7.01%, substantially above the 1.72% earned on cash equivalents, 2.87% earned on investment securities, and 3.01% earned on mortgage backed securities.

2.  Change In Loan Mix

Residential loans decreased from 42.2% of gross loans held for investment at December 31, 2001 to 33.1% at December 31, 2002. This reduced concentration was offset by nominal and relative increases in comparatively higher yielding commercial real estate, construction, land, and commercial business loans.

3.  Change in Liability Mix

Average transaction deposit accounts (DDA, NOW, Savings, and Money Market combined) as a percentage of average total deposits rose from 41.1% in 2001 to 44.5% in 2002. Transaction deposit accounts present a lower cost of funding than most alternative sources. Non-interest bearing demand deposit accounts ("DDA") rose from 4.6% of average total deposits in 2001 to 5.1% in 2002. The Company has targeted increased DDA balances, particularly from business customers, as an important component of its business strategy.

4.  Increased Average Balance Sheet

Average total assets increased by 9.1% from 2001 to 2002. The larger average balances of interest earning assets and interest bearing liabilities, combined with expanding spreads, contributed toward greater nominal net interest income.

5.  Increased Capital Generation

The increasing profitability of the Company in 2002 combined with capital management activities, including the use of stock based compensation in lieu of certain cash compensation, to increase the ratio of average stockholders' equity to average total assets from 9.16% in 2001 to 9.55% in 2002. The greater relative level of interest free funding associated with the Company's capital position contributed to the expansion in the ratio of net interest income to average total assets and the growth in net interest income.

         Net interest income was also benefited in 2002 versus 2001 by a rise in the ratio of average interest earning assets to average interest bearing liabilities from 109.44% to 110.51%, which occurred despite:

1. the Company's purchase of $9.0 million in Bank owned life insurance in December 2002 (a non-interest earning asset)

2. a continued rise in net deferred tax assets during 2002 arising primarily from:

     A.   the Company's increase in its allowance for loan losses

     B. the differential between book and tax amortization periods for core deposit intangibles

         The Company plans to expand net interest income in future periods through the further implementation of its business strategy, increasing the volume of interest earning assets and more effectively leveraging the Company's capital position, and continuing to proactively manage the Company's exposure to changes in the nominal and relative levels of general market interest rates. However, no assurance can be provided that the Company will be successful in this regard, particularly if further interest rate cuts are implemented by the Federal Reserve. Such additional interest rate cuts, depending upon market conditions, could cause margin compression for the Company, as there is little opportunity for the Company to further reduce its NOW and Savings deposit account rates, which averaged 0.34% and 0.52%, respectively, in 2002. In addition, the economic value of the Company's demand deposit balances could further erode in a declining interest rate environment, as those interest free funds would perhaps be invested at lower yields.

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

                                Year Ended December 31, 2002   Year Ended December 31, 2001    Year Ended December 31, 2000
                                -----------------------------  ------------------------------  -----------------------------
                                 Average                Avg.     Average                Avg.     Average               Avg.
                                 Balance   Interest     Rate     Balance   Interest     Rate     Balance  Interest     Rate
                                 -------   --------     ----     -------   --------     ----     -------  --------     ----
Assets                                                            (Dollars In Thousands)
------
Interest earning assets:
   Cash equivalents (1)         $  3,257    $    56    1.72%    $  7,598   $   314     4.13%    $  8,533   $   540    6.33%
   Investment securities           7,347        211    2.87%       7,318       406     5.55%       8,915       689    7.73%
   Mortgage backed securities (2) 37,676      1,133    3.01%      38,795     2,360     6.08%      53,822     3,755    6.98%
   Loans receivable, net (3)     483,429     33,890    7.01%     432,020    35,485     8.21%     379,823    32,556    8.57%
   FHLB stock                      3,277        196    5.98%       3,065       166     5.42%       3,003       217    7.23%
                                --------     ------             --------    ------              --------    ------

Total interest earning assets    534,986     35,486    6.63%     488,796    38,731     7.92%     454,096    37,757    8.31%
                                             ------                         ------                          ------
Non-interest earnings assets      27,514                          26,555                          20,391
                                --------                        --------                        --------

Total assets                    $562,500                        $515,351                        $474,487
                                ========                        ========                        ========

Liabilities & Equity
--------------------
Interest bearing liabilities:
   NOW accounts                 $ 43,607        149    0.34%    $ 40,944       366     0.89%    $ 36,317       550    1.51%
   Savings accounts               18,732         98    0.52%      19,370       216     1.12%      15,803       281    1.78%
   Money market accounts         114,629      2,419    2.11%      92,237     3,452     3.74%      87,733     4,040    4.60%
   Certificates of deposit       249,088      7,787    3.13%     246,315    12,415     5.04%     230,099    12,360    5.37%
                                 -------     ------             --------    ------              --------    ------
   Total interest-bearing
      deposits                   426,056     10,453    2.45%     398,866    16,449     4.12%     369,952    17,231    4.66%
   FHLB advances                  57,355      2,436    4.25%      47,526     2,518     5.30%      43,946     2,514    5.72%
   Other borrowings (4)              705         18    2.55%         244        23     9.43%         359        32    8.91%
                                 -------     ------             --------    ------              --------    ------
Total interest-bearing
      liabilities                484,116     12,907    2.67%     446,636    18,990     4.25%     414,257    19,777    4.77%
                                             ------                         ------                          ------
Demand deposit accounts           22,856                          19,104                          16,720
Other non-interest bearing
   liabilities                     1,835                           2,396                           3,104
                                 -------                        --------                        --------
Total liabilities                508,807                         468,136                         434,081

Stockholders' equity              53,693                          47,215                          40,406
                                --------                        --------                        --------

Total liabilities & equity      $562,500                        $515,351                        $474,487
                                ========                        ========                        ========

Net interest income                         $22,579                        $19,741                         $17,980
                                            =======                        =======                         =======
Interest rate spread (5)                               3.96%                           3.67%                          3.54%
Net interest earning assets       50,870                          42,160                          39,839
Net interest margin (6)                       4.22%                          4.04%                           3.96%
Net interest income /
     average total assets                     4.01%                          3.83%                           3.79%
Interest earnings assets /
     interest bearing
     liabilities                    1.11                            1.09                            1.10

Average balances in the above table were calculated using average daily figures. Interest income is reflected on an actual basis, as the Company maintained no tax preferenced securities during the periods reported.

-----------------------------------------
(1) Includes federal funds sold, money market fund investments, banker's acceptances, commercial paper, interest earning deposit accounts, and securities purchased under agreements to resell.
(2)  Includes mortgage backed pass-through securities and CMOs.
(3) In computing the average balance of loans receivable, non-accrual loans and loans held for sale have been included. Amount is net of deferred loan fees, premiums and discounts, undisbursed loan funds, and allowances for loan losses. Interest income on loans includes amortized loan fees and costs, net, of $353,000, $223,000, and $250,000 in 2002, 2001, and 2000,
     respectively.
(4) Includes federal funds purchased, securities sold under agreements to repurchase, and borrowings under MBBC's line of credit.
(5) Interest rate spread represents the difference between the average rate on interest earning assets and the average rate on interest bearing liabilities.
(6) Net interest margin equals net interest income before provision for loan losses divided by average interest earning assets.

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

                                    Year Ended December 31, 2002                 Year Ended December 31, 2001
                                            Compared To                                  Compared To
                                    Year Ended December 31, 2001                 Year Ended December 31, 2000
                              -----------------------------------------    -----------------------------------------
                                     Increase (Decrease) Due To                   Increase (Decrease) Due To
                              -----------------------------------------    -----------------------------------------
                                                     Volume                                       Volume
                               Volume       Rate     / Rate        Net      Volume       Rate     / Rate        Net
                               ------       ----     ------        ---      ------       ----     ------        ---
                                                               (Dollars In Thousands)
Interest-earning assets
Cash equivalents              $  (179)    $ (183)    $  104     $ (258)     $  (59)    $ (187)     $  20     $ (226)
Investment securities               2       (196)        (1)      (195)       (123)      (194)        34       (283)
Mortgage backed securities        (68)    (1,193)        34     (1,227)     (1,048)      (481)       134     (1,395)
Loans receivable, net           4,223     (5,199)      (619)    (1,595)      4,474     (1,358)      (187)     2,929
FHLB Stock                         11         17          2         30           4        (54)        (1)       (51)
                              -------     -------    -------    -------     -------    -------     ------    -------

     Total interest-earning
         assets                 3,989     (6,754)      (480)    (3,245)      3,248     (2,274)         0        974
                              -------     -------    -------    -------     -------    -------     ------    -------

Interest-bearing liabilities
NOW Accounts                       24       (226)       (15)    $ (217)         70       (225)       (29)    $ (184)
Savings accounts                   (7)      (115)         4       (118)         63       (105)       (23)       (65)
Money market accounts             838     (1,506)      (365)    (1,033)        207       (757)       (38)      (588)
Certificates of deposit           140     (4,715)       (53)    (4,628)        871       (762)       (54)        55
                              -------     -------    -------    -------     -------    -------     ------    -------

     Total interest-bearing
         deposits                 995     (6,562)      (429)    (5,996)      1,211     (1,849)      (144)      (782)
FHLB advances                     521       (499)      (104)       (82)        205       (186)       (15)         4
Other borrowings                   43        (17)       (31)        (5)        (10)         2         (1)        (9)
                              -------     -------    -------    -------     -------    -------     ------    -------

     Total interest-bearing
        liabilities             1,559     (7,078)      (564)    (6,083)      1,406     (2,033)      (160)      (787)
                              -------     -------    -------    -------     -------    -------     ------    -------



Increase (decrease) in net
     interest income          $ 2,430     $  324     $   84     $ 2,838     $ 1,842    $  (241)    $  160    $ 1,761
                              =======     =======    =======    =======     =======    =======     ======    =======


Interest Income

         Interest income for the year ended December 31, 2002 totaled $35.5 million, a decrease of $3.2 million from $38.7 million in the prior year. This 8.4% decrease was caused by the impacts of the lower interest rate environment more than offsetting the effects of greater average balances of interest earning assets and a shift in the earning asset mix.

         Interest income on loans decreased 4.5% from $35.5 million in 2001 to $33.9 million in 2002, as the effect of a decline in average rate from 8.21% in 2001 to 7.01% in 2002 more than offset the impact of greater average balances. Because the vast majority of the Company's loans are either adjustable rate or fixed rate for a limited period of time and then adjustable rate, the declining interest rate environment prevalent throughout 2001 and 2002 reduced the Company's yield on its loan portfolio. Historically high prepayments also contributed toward lower loan yields in 2002, as higher yielding loans paid off and were replaced with relatively lower yielding new originations. The drop in loan yield during 2002 was, however, moderated by periodic caps and lifetime floors on certain loan products.

         Interest income on mortgage backed securities declined from $2.4 million in 2001 to $1.1 million in 2002 due to both lower average balances and significantly reduced average rates. The reduction in average balances was intentional, as the Company used scheduled principal payments, principal prepayments, and sales of mortgage backed securities to support the expansion in the loan portfolio and achieve the targeted shift in asset mix. The decline in average rates was caused by:

o the general decline in interest rates, as adjustable rate mortgage backed securities repriced downwards and as new security purchases during 2002 generally had lower effective rates than the securities in the portfolio at the end of 2001

o a shift in the mix of mortgage backed securities away from long term, fixed rate pass=though certificates and moderate duration CMO's to low duration CMO's and seasoned balloon mortgage backed securities in conjunction with the Company's asset / liability management program

o accelerated purchase premium amortization for mortgage backed securities, particularly CMO's acquired in mid 2002 that then prepaid at historically high speeds during the third and fourth quarters of 2002

o a shift in the mix of collateralized mortgage obligations away from comparatively higher yielding Non Agency issued securities toward Agency issued securities in order to obtain greater liquidity and to increase the amount of securities eligible for use as collateral for various types of deposits

Please refer to Note 4 to the Consolidated Financial Statements for additional information regarding mortgage backed securities.

         Interest income on investment securities decreased from $406 thousand in 2001 to $211 thousand in 2002 due to a decline in average yield from 5.55% to 2.87%. The Company owned the same two investment securities during 2001 and 2002. These bonds are variable rate corporate trust preferred securities that adjust quarterly based upon the 3 Month LIBOR Index. The yield on these securities paralleled the decline in the three month LIBOR Index during 2001 and 2002, as presented in a previous table. Please refer to Note 3 to the Consolidated Financial Statements for additional information regarding investment securities.

         Interest income on cash equivalents declined from $314 thousand in 2001 to $56 thousand in 2002 due to both lower average balances and lower average rates. An objective of the Company is to minimize its cash & cash equivalent position, subject to ensuring the maintenance of sufficient liquidity, in order to allocate investable funds toward higher yielding types of assets. Because cash equivalents are of limited term, they repriced downward quickly in 2001 and 2002.

         Dividend income on FHLB stock increased from $166 thousand in 2001 to $196 thousand in 2002 due to a larger average balance and higher yields. The Company purchased additional shares of FHLB stock in 2002 in conjunction with an expansion in its use of FHLB advances. The FHLB=SF paid a relatively high dividend rate in 2002 when compared to most capital market benchmarks. The Company's yield on FHLB stock during 2002 was also bolstered by the declaration of a particularly high dividend rate for the fourth quarter of 2001, which was paid in the first quarter of 2002 and exceeded the Company's estimated accrual rate.


Interest Expense

         Interest expense for the year ended December 31, 2002 totaled $12.9 million, representing a decrease of $6.1 million, or 32.0%, from $19.0 million in the prior year. This decrease resulted from the change in the mix of interest bearing liabilities and the effect of lower average rates more than offsetting the impact of greater average balances of interest bearing liabilities.

         Interest expense on interest bearing deposits decreased from $16.4 million in 2001 to $10.5 million in 2002, as the change in composition and the effect of lower effective rates more than offset the impact of greater average balances. The increased average balances were in conformity with the Company's strategic plan of increasing market share in its local communities and better meeting the savings, funds management, and investment needs of individuals and businesses in the Greater Monterey Bay Area. The lower average rates in 2002 versus 2001 resulted from the lower interest rate environment and a shift in deposit mix away from relatively higher cost certificates of deposit toward relatively lower cost transaction accounts. Certificates of deposit constituted 55.5% of average total deposits in 2002, compared to 58.9% the prior year. The weighted average cost of interest bearing deposits declined from 4.12% in 2001 to 2.45% in 2002. An increase in attractively priced deposits in conjunction with the State of California Time Deposit program also contributed to the decrease in average deposit costs in 2002.

         Interest expense on FHLB advances and other borrowings decreased by $87 thousand from 2001 to 2002, as the impact of an increase in average balances was more than offset by the effect of a reduction in average rate. While the Company has access to various types of borrowings, most borrowings in 2002 were concentrated in FHLB advances. The various credit programs from the FHLB=SF provide the Company with the opportunity to undertake specific borrowings designed to meet current and projected funding needs while also facilitating the asset / liability management program. The average effective rate on borrowings other than FHLB advances was inflated in 2002 and 2001 by the amortization of the commitment fee associated with MBBC's line of credit from a correspondent bank, combined with a lack of outstanding balances on the line.


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

         In evaluating the adequacy of the allowance for loan losses, Management estimates the amount of probable loss for each individual loan that has been identified as having greater than standard credit risk, including loans identified as criticized ("Special Mention"), classified ("Substandard" or lower graded), impaired, troubled debt restructured, and non=performing. In determining specific and formula loss estimates, Management incorporates such factors as collateral value, portfolio composition and concentration, trends in local and national economic and real estate conditions, the duration of the current business cycle, seasoning of the loan portfolio, historical credit experience, and the financial status of borrowers. While the overall allowance is segmented by broad portfolio categories to analyze its adequacy, the allowance is general in nature and is available for the loan portfolio in its entirety. Although Management believes that the allowance is adequate, future provisions are subject to continuing evaluation of inherent risk in the loan portfolio, as conducted by both Management and the Bank's regulators.

         Provisions for loan losses increased from $1.4 million in 2001 to $1.5 million in 2002. The amount of provision expense in 2002 resulted from the Company's determination of its level of allowance for loan losses. Factors that contributed to the Company's increasing its allowance for loan losses in 2002 included:

o    the growth in the loan portfolio

o the change in loan portfolio mix toward credit categories that the Company believes present higher inherent risks, and therefore should be accompanied by suitably higher reserve levels

o the establishment of a $462 thousand specific reserve for a commercial real estate loan

         Factors that moderated the required level of allowance for loan losses and hence provision levels for 2002 included:

o the Company's favorable credit experience in 2002, with net charge=offs of just $13 thousand

o    reductions in balances of criticized and classified loans

         For additional information regarding the allowance for loan losses, provision expense, and the Company's credit profile and experience, please see "Item 1. Business = Credit Quality".

         To the extent that the Company is successful in its business strategy and thereby continues building the size of its loan portfolio while also extending increased volumes of construction, income property, and commercial business lending, Management anticipates that additional provisions will be required and charged against operations in 2003, with the ratio of allowance for loan losses to loans receivable increasing to reflect the greater credit exposure inherent in the loan mix.


Non-Interest Income

         Non-interest income decreased from $2.6 million in 2001 to $2.1 million in 2002. This decline resulted from lower levels of non=interest income from all of the Company's primary sources of non=interest income with the exception of gain on the sale of loans, which benefited from the increase in residential mortgage refinancing that occurred in 2002. Reversing this decline in non=interest income and building a recurring and expanded stream of fee=based revenues are key business objectives for the Company in 2003.

         Customer service charge income decreased from $1.7 million in 2001 to $1.5 million in 2002. In conjunction with the conversion to the new core data processing system in March 2001, the Company implemented a restructured consumer checking product line and an associated revised fee and service charge schedule. These changes contributed to the closing of certain lower balance, recurring overdraft, and / or higher transaction volume consumer checking accounts beginning in the second quarter of 2001, as such accounts began incurring increased service charges. The closure of these accounts contributed to the reduced levels of customer service charge income for the full year, but also decreased certain operating costs for the Company.

         Gains on the sale of loans totaled $170 thousand during 2002, a 93.2% increase from the $88 thousand recorded during 2001. Mortgage banking income during 2002 benefited from the historically low interest rate environment and record national refinance volume. At the beginning of 2003, the Company commenced offering a greater variety of residential mortgages under an expanded relationship with a secondary market conduit. This expansion was pursued in light of the Company's desire to continue reducing the percentage of total loans held for investment comprised of residential mortgages while at the same time continuing to meet the home financing needs of its local communities.

         Commissions from the sale of non=FDIC insured investment products were $125 thousand during 2002, compared to $244 thousand during 2001. This decrease was primarily due to vacancies in positions for licensed investment sales representatives and the general state of the capital markets during 2002.

         Loan servicing income totaled $63 thousand during 2002, down from $101 thousand during 2001. The Company continues to sell the vast majority of its long term, fixed rate residential loan production into the secondary market on a servicing released basis, and purchases more interest rate sensitive loans as part of its interest rate risk management program. Additions to loans serviced for others during 2002 were thus limited to loan participations sold to correspondent banks. As a result, the portfolio of loans serviced for others continues to decline as loans pay off. At December 31, 2002, the Company serviced $35.3 million in various types of loans for other investors, compared to $42.6 million at December 31, 2001. The Company maintained loan servicing assets of $35 thousand at December 31, 2002, and is thus limited in its exposure of loan servicing income to the accelerated loan prepayment speeds now occurring as a result of the low interest rate environment and high volume of residential mortgage refinance activity.

         Gains on sale of mortgage backed securities during 2002 totaled $35 thousand, down from $190 thousand during 2001. The Company's security sales during 2002 were limited to the sale of two collateralized mortgage obligations. These securities were sold in conjunction with the Company's interest rate risk management program. Although the market value of many of the Company's mortgage backed securities exceeded historic carrying cost during 2002 due to the decline in most capital markets interest rates, the Company retained the securities as a means of generating net interest income.

         Further augmenting non=interest income, both nominally and a percentage of total revenue, constitutes a primary component of the Company's business strategy. In 2003, the Company plans to enhance its fee income by continuing to market electronic bill payment and debit card services, increasing the number of transaction deposit accounts, conducting more trade finance business, and selling depository and cash management services to business customers who would be charged via account analysis.


Non-Interest Expense

         Non-interest expense decreased from $14.4 million in 2001 to $13.8 million in 2002. Factors contributing to lower expenses in 2002 included the 2001 nonrecurring expenses associated with its data processing conversion ($447 thousand) and the arbitration of claims by a former executive ($284 thousand). Costs for the 2001 data processing conversion included de-conversion fees, printing and postage costs for additional customer communications, employee training and travel costs, and consulting fees for technology professionals.

         Compensation and employee benefits costs increased from $6.9 million in 2001 to $7.6 million in 2002 due to:

o compensation costs associated with the Los Angeles loan production office which opened during the first quarter of 2002

o other staff additions and changes in support of the Company's strategic plan, particularly in the Company's commercial banking, income property lending, and information technology functions

o higher costs for the Bank's Employee Stock Ownership Plan due to the greater average market price of the Company's common stock

o    higher costs for payroll taxes on a greater compensation base

o increased expenses for worker's compensation insurance, which is a general problem faced by businesses in the State of California

         In 2003, the Company plans to further modify its various performance based incentive plans to better integrate employee compensation with measurement criteria directly related to financial contribution, economic value created, customer retention, and new customer development. Management believes that closely linking employee compensation with performance and contributions in support of the strategic plan is a key component of successfully and timely achieving the objectives of the strategic business plan.

         Data and item processing costs decreased from $876 thousand in 2001 to $567 thousand in 2002 due to:

o the Company's operating on its new in-house core processing platform for all of 2002, versus only about 9 months in 2001

o the Company's multiple steps to improve the efficiency by which it operates, such as conducting expanded marketing of combined statements (multiple accounts on one statement) and imaged checking statements (check images returned instead of the physical checks) in 2002

         Legal and accounting expenses decreased from $863 thousand in 2001 to $442 thousand in 2002. This reduction was primarily due to the aforementioned arbitration in 2001, and due to the Company's utilizing more cost effective providers for certain professional services in 2002. In addition, the Company during 2002 commenced performing certain regulatory filing functions internally at lower cost.

         Advertising and promotion costs totaled $300 thousand during 2002, up from $251 thousand during 2001. These costs were unusually low in the first half of 2001, as the Company postponed certain advertising and promotional activities due to the implementation of the new computer systems environment. Advertising expenses during 2002 were concentrated in print advertising for consumer deposits and radio advertising targeted at local businesses.

         Deposit insurance premiums decreased from $198 thousand for 2001 to $140 thousand for 2002, despite the expansion in the Company's deposit portfolio. The decline resulted from an adjustment in the Company's insurance premium rate effective July 1, 2002. The lower insurance premium rate will also favorably impact deposit insurance expenses during the first half of 2003.

         Consulting expenses declined from $333 thousand in 2001 to $97 thousand in 2002. The Company incurred significant professional costs during 2001 in support of a data processing systems conversion to an in-house, client / server, relational database environment from a prior service bureau system.

         Other non-interest expense decreased from $2.0 million in 2001 to $1.5 million in 2002. The Company implemented a number of expense control and efficiency initiatives over the past year that moderated various operating costs. These initiatives included more cost effective check printing, supplies ordering, cellular telecommunications, and processing of certain electronic funds transfers. In addition, the Company incurred lower expenses related to the Board of Directors in 2002 versus 2001.

         The Company's efficiency ratio improved from 64.41% during 2001 to 55.78% during 2002, with the ratio for the fourth quarter of 2002 favorably falling to 53.41%. While the Company continues to pursue a range of alternatives to improve its efficiency and augment revenue, further progress in this ratio will likely be tempered in coming quarters by the need to invest in support of the continued implementation of the strategic plan. These investments are projected to include product development, new branch sites, additional relationship officers, and enhanced technology-facilitated services.


Stock Based Compensation

         In 2002 and 2001, the Company extensively utilized stock based compensation for directors, officers, and certain non-officer employees. The Company believes that the use of stock based compensation aligns director, officer, and employee interests with those of stockholders. The Company's stock based compensation programs are discussed in Note 18 to the Consolidated Financial Statements. Several of the Company's stock based compensation programs provide for vesting periods of up to five years, thereby also encouraging Management and employees to work in the best long term interests of the Company and its stockholders. Director retainer fees during 2001 and 2002 were paid in Company common stock. In addition, a number of the Bank's officers voluntarily accepted Company common stock in lieu of certain cash compensation during 2001 and 2002. These decisions included the election by the Chief Executive Officer and Chief Financial Officer to each receive a significant component of his 2002 incentive compensation in Company common stock.

         The Company intends to continue extensively utilizing stock based compensation and incentives in 2002, including the issuance of additional stock options, as approved by stockholders, at 110% of the fair market value of the stock on the date of grant. This compares to the 100% ratio generally prevalent among similar financial institution holding companies.

Provision For Income Taxes

         The provision for income taxes increased from $2.8 million in 2001 to $3.8 million in 2002 due to a rise in pre-tax income. The Company's effective book tax rate decreased from 42.6% in 2001 to 40.1% in 2002 due to:

o the Company's increased utilization of tax benefits under the State of California Enterprise Zone Program

o    the purchase of Bank owned life insurance during the fourth quarter of 2002

o certain non-deductible expenses and other adjustments to taxable income representing a smaller percentage of the increased amount of book pre-tax income

o a non-recurring reduction in the Company's provision for income taxes during the third quarter of 2002 resulting from a change in California tax law

The Company's Administrative Headquarters building and Watsonville branch are located within a State of California Enterprise Zone, and the Bank has increased its lending to local businesses also domiciled within Enterprise Zones throughout California. The dividends the Company earns on the Bank owned life insurance are not subject to regular Federal and State income tax.


Comparison Of Financial Condition At December 31, 2002 And December 31, 2001

         Total assets increased from $537.4 million at December 31, 2001 to a record $609.7 million at December 31, 2002.

         Cash and cash equivalents decreased from $13.1 million at December 31, 2001 to $11.4 million at December 31, 2002 due to the use of cash equivalents to fund expansions in the security and loan portfolios, and to purchase Bank owned (universal) life insurance.

         Investment securities at December 31, 2001 and 2002 were composed of the same two variable rate corporate trust preferred securities issued by major US banks that reprice quarterly based upon a margin over the 3 month LIBOR rate. These two securities were rated "A" and "A-" by Standard & Poors rating agency at December 31, 2002. Management may consider selling these two securities in 2003 to bolster the Bank's QTL ratio, shift funds into assets that function as more effective collateral under secured borrowing arrangements, and provide funds for further expansion in loans receivable. Increasing the QTL ratio would provide additional time before the Bank would be forced by regulation to allocate the management time and incur the operating expense associated with a change in charter from a federal thrift to either a California State or national commercial bank. Throughout 2002, the Company did not own any corporate bonds issued by companies primarily in the telecommunications, technology, or energy industries. For additional information regarding investment securities, please refer to Note 3 to the Consolidated Financial Statements.

         Mortgage backed securities increased from $30.6 million at December 31, 2001 to $37.5 million at December 31, 2002. Increased collateral requirements for certain deposits contributed to the increase. All of the Company's mortgage backed securities at December 31, 2002 were rated "AAA" by at least one nationally recognized ratings agency.

         During  2002,  the Company  continued  altering the mix of its mortgage backed  securities  in  conjunction  with its asset /  liability  and  liquidity management programs. Long term, fixed rate pass-through securities were decreased, while balloon mortgage backed securities were increased. CMO's were shifted to higher cash flow, shorter term securities with less extension risk. These instruments provide more periodic funds that can be used to support further expansion in net loans receivable. In 2001 and 2002, Management reallocated some of the Company's capacity for longer term, fixed rate assets from the security portfolio to the loan portfolio, where better yields were available for comparable levels of interest rate risk.

         The Company also shifted the mix in CMO issuers in 2002 toward Agency issuance and away from private label, "AAA" rated securities. This alteration in mix was conducted to provide additional eligible collateral for various types of deposits, including time deposits placed by the State of California.

         In 2003, the Company plans to continue emphasizing the use of balloon mortgage back securities and CMO's in its security portfolio, as the Company can use certain CMO's (e.g. Planned Amortization Classes, or "PAC's") to target future cash flows in conjunction with its asset / liability, liquidity, and balance sheet management programs.

         Loans held for sale, carried at the lower of cost or market, totaled $1.5 million at December 31, 2002, compared to $713 thousand at December 31, 2001. The Company sells most of its long term, fixed rate residential mortgage production into the secondary market on a servicing released basis, and purchases more interest rate sensitive loans as part of its interest rate risk management program.

         Loans held for investment, net, increased from $465.9 million at December 31, 2001 to a record $521.9 million at December 31, 2002. The increase resulted from a combination of strong internal loan originations, including activity from the Los Angeles loan production office, and from purchases of, or participations in, individual income property and construction loans from correspondent banks. In addition, during the fourth quarter of 2002, the Company purchased a $16.9 million pool of high credit quality, seasoned hybrid residential mortgages secured by first deeds of trust on California homes in order to better utilize the Company's capital, support the Bank's Qualified Thrift Lender ("QTL") ratio, and offset historically high loan payoff volumes stemming from the low interest rate environment.

         Total net loans as a percentage of total assets were 85.9% at December 31, 2002, down slightly from 86.8% at December 31, 2001. The Company has targeted increasing this ratio to 90.0% as part of its strategy of supporting its interest margin, fostering economic activity in its local communities, and effectively utilizing the Bank's capital. The decline in this ratio during the fourth quarter of 2002 primarily resulted from the Company's acquisition of $9.0 million in Bank owned life insurance, as subsequently discussed. The Company plans to continue expanding its portfolio of loans held for investment in 2003, with a continuing reduction in the percentage of the portfolio comprised of residential mortgages in favor of other generally higher yielding and more interest rate sensitive types of loans.

         The Company's investment in the capital stock of the Federal Home Loan Bank ("FHLB") increased from $3.0 million at December 31, 2001 to $4.7 million at December 31, 2002. This increase was due to a combination of required stock purchases stemming from the Bank's increased utilization of FHLB advances and the receipt of FHLB stock dividends.

         The Company's balance of premises and equipment, net, decreased by $457 thousand in 2002, as equipment purchases were limited during 2002 following a major investment in technology during 2001 in conjunction with the core systems conversion. Premises and equipment balances may increase more substantially in 2003 if the Company is successful in acquiring or opening de novo one or more new branch locations. For additional information regarding premises and equipment, please refer to Note 8 to the Consolidated Financial Statements.

         The Company continued to amortize its core deposit intangibles during 2002, reducing their balance from $1.5 million at December 31, 2001 to $833 thousand at December 31, 2002. This amortization, which is a non-cash charge to operations, bolsters the Bank's regulatory capital ratios (all else held constant), as intangible assets are deducted from GAAP capital in determining regulatory capital. This amortization also increases the Company's tangible book value per share. For additional information regarding core deposit intangibles, please refer to Note 9 to the Consolidated Financial Statements.

         At December 31, 2002, the Company maintained $35 thousand in originated mortgage servicing rights, down from $75 thousand a year earlier. Because the Company has adopted a program of generally selling its loans on a servicing released basis, Management anticipates that the balance of originated mortgage servicing rights will continue to decline as the existing portfolio of loans serviced for others pays off.

         The Bank purchased $9.0 million in Bank owned life insurance during the fourth quarter of 2002. The associated policies are single premium, universal life, modified endowment contracts spread among five insurance companies with favorable credit profiles and histories of competitive policy dividend yields. The insurance was purchased to fund:

o non-qualified supplemental executive retirement benefits for the Chief Executive Officer and Chief Financial Officer that were implemented by the Company in early 2003

o the increasing expense of the tax qualified Employee Stock Ownership Plan, with associated costs rising due to the higher market price of the Company's common stock

In addition, the Bank owned life insurance policies provide significant key man insurance to the Company.

         Deposits increased from $432.3 million at December 31, 2001 to $458.3 million at December 31, 2002. This increase was primarily due to:

o The Bank's issuance of its first brokered certificate of deposit ("CD"), for $20.0 million, during the second quarter of 2002. The brokered CD was issued in order to provide funding for loan production in 2002.

o A $9.0 million increase in deposits from the State of California time deposit program during 2002. The State places funds with California banks as a vehicle for encouraging employment and economic growth.

         Deposit growth during 2002 was constrained by the Company's declining to match significantly above market rates offered on selected transaction accounts by two large thrifts. The Company was, however, successful in increasing the number of deposit accounts maintained by customers with commercial banking and real estate lending relationships during 2002.

         The Company continues to pursue increases in transaction account balances as a fundamental component of its strategic plan. Excluding the impact of the aggregate $29.0 million increase in brokered and State certificates of deposit during 2002, transaction accounts increased from 43.6% of total deposits at December 31, 2001 to 49.3% of total deposits at December 31, 2002. This shift in mix contributed to the Company's reducing its weighted average cost of deposits from 2.87% at December 31, 2001 to 1.94% at December 31, 2002. This 93 basis point reduction in deposit cost was attained despite the historically low level of interest rates and therefore the Company's limited ability to decrease interest rates on many deposit products that were priced between zero and one percent at December 31, 2001.

         Management is, however, not satisfied with the volume of deposit acquisition achieved by its eight full service retail branches in 2002, particularly in light of general deposit inflows into the banking system from investors leaving the equity markets. Management responded to this performance by introducing new money market products, altering branch staff compensation, and hiring a new Director of Retail Banking effective in February 2003. The new Director of Retail Banking has extensive local financial industry experience and a successful track record of attracting high caliber commercial bankers and building quality customer relationships.

         The prior Director of Retail Banking will continue to assist the Company in its implementation of the strategic plan by serving as Chief Administrative Officer.

         Checking account balances increased from $63.6 million at December 31, 2001 to $67.2 million at December 31, 2002. The Company plans to introduce several new consumer checking products during 2003, with a particular focus on relationship pricing and providing increased choice and options to customers. In addition, the Company's commercial lending officers have increasing business demand deposit balances as a key component of their sales objectives.

         During the latter part of 2002, the Company introduced "remote deposit" services to its business and high net worth individual accounts. Via this new service, the Bank's customers can make deposits to their Monterey Bay Bank checking account at any branch of a correspondent bank with over 4,900 banking locations in 23 states. Remote deposit services were implemented to offer improved convenience and assist the Bank in competing with larger financial institutions with more extensive branch networks.

         Money market deposits increased from $105.8 million at December 31, 2001 to $126.1 million at December 31, 2002. Factors supporting the rise in money market balances in 2002 included the Company's active cross-selling of this product in its branches and the desire by certain customers to avoid committing funds to term certificates of deposit in the current historically low interest rate environment. The Company introduced two new money market accounts at the beginning of 2003: Investors Money Market and Business Money Market. Investors Money Market is a highly tiered product targeted to attract funds from money market mutual funds and brokerage firms. Business Money Market is a product designed specifically for the Bank's local commercial customers seeking an attractive return on liquid funds while also enjoying the many attractive attributes provided by the Bank, including Internet banking, global ATM access, 24 hour bilingual telephone banking, and superior customer service provided by local bankers familiar with their business. For additional information regarding deposits, please refer to Note 10 to the Consolidated Financial Statements.

         In early 2003, the Bank was actively negotiating for the lease of a 3,000 square foot building to serve as a de novo branch in its primary market area. In addition, effective in January 2003, the Bank received approval from the Office of Thrift Supervision to operate a branch at the Company's existing Administrative Headquarters building in Watsonville. This branch will primarily serve the Bank's growing base of commercial business, construction, and income property real estate customers who are served by relationship officers operating from the Headquarters building.

         Borrowings increased from $53.8 million at December 31, 2001 to $93.8 million at December 31, 2002. The increase was associated with funding the rise in the loan and security portfolios. All of the Company's FHLB advances at December 31, 2002 were fixed rate, fixed term or overnight borrowings without call or put option features.

         Consolidated stockholders' equity increased from $50.2 million at December 31, 2001 to a record $56.1 million at December 31, 2002 due to a combination of:

o    net income

o    continued amortization of deferred stock compensation

o additional paid-in capital generated from the Employee Stock Ownership Plan and the Performance Equity Plan

o    Directors continuing to receive their retainer fees in Company common stock

o    the exercise of 48,463 vested stock options

         The above factors more than offset the impact of the depreciation in the aggregate fair value of securities classified as available for sale and acquisitions of common stock under the Company's repurchase program. The depreciation in the portfolio of securities classified as available for sale was concentrated in reduced market prices for the Company's two corporate trust preferred securities. The Company's stock repurchases during 2002 were comprised of the following:

                               Number Of                   Price
2002                           Shares                      Of Shares
Quarter                        Repurchased                 Repurchased
-----------------------        --------------------        --------------------
First                          5,000                       $16.25

Second                         None                        --

Third                          5,000                       $17.10
                               5,000                       $17.20
                               5,000                       $17.24
                               5,000                       $17.25
                               5,000                       $17.36

Fourth                         31,000                      $18.15

Full Year 2002                 61,000                      $17.62 average

At December 31, 2002, there were 53,035 remaining shares authorized for repurchase under the Company's current repurchase program.

         The Company did not declare or pay any cash dividends in 2002. In 2000, the Company announced the indefinite suspension of the declaration and payment of cash dividends. The Board of Directors continues to believe that, at this time, the Company's capital is better utilized in growing the balance sheet, expanding the Bank's franchise value, and repurchasing shares versus paying a cash dividend. In addition, paying a nominal cash dividend would cause the Company to incur additional operating costs for processing, mailing, and tax information reporting.

         While the Company has no current plans to commence paying cash dividends in 2003, the Company would reconsider this position should a significant revision to the Internal Revenue Code occur in regards to the tax treatment of dividends, as has recently been proposed by the Administration in Washington. However, no assurance can be provided regarding future changes to the Internal Revenue Code, if any, and what the Company's response to such changes might be, if any.

         The Company's tangible book value per share increased from $14.08 at December 31, 2001 to $16.00 at December 31, 2002. The Company's tangible book value per share benefits from the amortization of deferred stock compensation and core deposit intangibles, in addition to periodic earnings and other factors that add to stockholders' equity without increasing the number of shares outstanding.

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

4.  Asset / Liability Management

Net interest income in 2001 benefited from positions taken by the Company as a result of its asset / liability management program. Early in 2001, the Company moderately increased the net liability sensitivity of the balance sheet in order to benefit from the rapid and significant interest rate cuts being implemented by the Federal Reserve. This was accomplished, in part, by adding intermediate term, fixed rate assets during the first half of the year, primarily in the form of residential hybrid mortgages.

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

         Interest income on cash equivalents declined from $540 thousand in 2000 to $314 thousand in 2001 due to both lower average balances and lower average rates. Because cash equivalents are of limited term, they repriced downward quickly in 2001 in conjunction with the interest rate cuts implemented by the Federal Reserve..

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

         The above factors more than offset the impact of a larger loan portfolio, including growth in commercial business loans outstanding. The above factors also more than offset higher reserve factors for the Company's portfolios of hotel / motel real estate loans and Business Express loans.


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

         The Company's efficiency ratio improved from 67.30% in 2000 to 64.41% in 2001. This ratio has been unfavorably impacted during the past two years by the up front operating costs and other expenses that the Company has incurred in advance of associated revenues as the Company has implemented its strategic plan. The Company has made investments in new staff and new systems that are necessary to successfully market a broader range of financial products to a greater segment of individuals and businesses in its primary market areas. These investments by nature had to precede the associated revenues.


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

o    net income

o    continued amortization of deferred stock compensation

o    Directors receiving their fees in Company stock

o appreciation in the portfolio of securities classified as available for sale, recorded in other comprehensive income

o    the exercise of vested stock options

         The Company did not declare or pay any cash dividends in 2001. The Company did not conduct any share repurchases during 2001. The Company's tangible book value per share increased from $12.54 at December 31, 2000 to $14.08 at December 31, 2001.


Off-Balance Sheet Transactions, Arrangements, And Obligations

         At December 31, 2002, the Company did not have any free-standing derivatives, loans sold with recourse, retained or contingent interests in assets transferred to an unconsolidated entity, special purpose entities, or material variable interests in unconsolidated entities. None of the Company's leases contain requirements that the Company's payment obligation change based on a multiplier or similar abstract basis.

         At December 31, 2002, the Company maintained various commitments to fund loans and to make funds available under lines of credit. Please refer to "Item 1. Business - Loan Commitments" and Note 15 to the Consolidated Financial Statements for additional information in this regard.

         The Company had outstanding commercial letters of credit of $401 thousand at December 31, 2002.

Liquidity

         Liquidity is actively managed to ensure sufficient funds are available to meet the ongoing needs of both MBBC and the Bank. Liquidity management includes projections of future sources and uses of funds to ensure the availability of sufficient liquid reserves to provide for unanticipated circumstances. The Bank's primary sources of liquidity are deposits, principal and interest payments (including prepayments) on its asset portfolios, retained earnings, FHLB advances, other borrowings, and, to a lesser extent, sales of loans originated for sale and securities classified as available for sale. The Bank's primary uses of funds include loan originations, customer drawdowns on lines of credit and undisbursed construction loan commitments, loan purchases, customer withdrawals of deposits, interest paid on liabilities, and operating expenses.

         Specific steps the Bank has taken to maintain strong liquidity include:

o arranging five federal funds lines of credit with correspondent banks in an aggregate amount of $39.5 million (funds under these lines are provided on an available, as opposed to on a committed, basis)

o completing agreements to be able to issue "DTC" or publicly traded certificates of deposit through 5 investment banks

o signing PSA agreements with four counterparties to facilitate the sale of securities under agreements to repurchase

o enrolling in the specific loan pledging program with the FHLB-SF and pledging multifamily and commercial real estate loans in addition to residential mortgages to the FHLB-SF to increase the Bank's borrowing capacity

o    participating in the State of California Time Deposit Program

o reducing the duration of its security portfolio during 2002 to provide greater monthly cash flows

         The Bank pledges excess collateral to the FHLB in order to have ready access to additional liquidity. At December 31, 2002, the Bank maintained available borrowing capacity in excess of $137 million at the FHLB.

         From time to time, depending upon its asset and liability strategy, the Bank considers converting a portion of its residential whole loans into mortgage backed securities. These conversions provide increased liquidity because the mortgage backed securities are typically more readily marketable than the underlying loans and because they can more effectively be used as collateral for borrowings. The Bank did not securitize any portion of its residential mortgages during the years 2000 - 2002.

         The Company's ratio of net loans to deposits was 114.21% at December 31, 2002. In addition to the planned deposit related actions described above, the Company intends to actively manage this ratio by:

o seeking additional branch locations, either de novo or through acquisition of existing branches from other banks

o directing a higher percentage of the advertising and promotion budget to deposit generation

o pursuing opportunities to cost effectively issue a limited volume of brokered certificates of deposit during 2003

o selling a greater percentage of total residential loan production into the secondary market

         At December 31, 2002, the Bank maintained $39.4 million in commitments to originate loans and lines of credit. Management anticipates that the Bank will have sufficient funds available to meet these commitments, not all of which will necessarily be drawn upon. For additional information regarding commitments and contingencies, including available customer balances under committed lines of credit, please refer to Note 15 to the Consolidated Financial Statements.

         MBBC, as a company separate from the Bank, must provide for its own liquidity. Substantially all of MBBC's cash inflows are obtained from interest on its security and cash equivalent positions, repayment of the funds advanced for the ESOP, exercise of vested stock options, sales of treasury shares to the Bank for subsequent payment as director fees, and dividends declared and paid by the Bank. There are statutory and regulatory provisions that limit the ability of the Bank to pay dividends to MBBC. As of December 31, 2002, MBBC did not have any commitments for capital expenditures or to fund loans.

         At December 31, 2002, MBBC maintained a revolving $3.0 million line of credit from a correspondent bank of the Bank. This line of credit is secured by 800,000 shares of MBBC's treasury stock. There were no outstanding balances on this line of credit at December 31, 2002. The line of credit agreement contains various financial performance and reporting covenants. The terms of the line of credit do not impact or restrict MBBC's ability to pay cash dividends. The line of credit expires in March 2003. Management obtained this line of credit as a source of additional liquidity for MBBC, and, through MBBC, for the Bank. The Company expects to renew this line of credit or establish a similar line of credit with another bank upon maturity.

         At December 31, 2002, MBBC had cash and cash equivalents of $3.3 million. Management knows of no factors that would restrict or eliminate the normally recurring cash inflows obtained by MBBC.


Capital Resources

         The Bank's position as a "well capitalized" financial institution under the PCA regulatory framework is further enhanced by the financial resources present at the holding company. At December 31, 2002, the consolidated GAAP capital position of the Bank was $52.8 million, while the consolidated GAAP capital position of the Company was $56.1 million. Note 14 to the Consolidated Financial Statements provides additional information concerning the Bank's regulatory capital position, including amounts by which the Bank exceeds minimum and "well capitalized" thresholds for regulatory capital.

         Management believes the Bank's regulatory capital position in 2003 will benefit from the earnings for the year, plus the ongoing amortization of intangible assets and deferred stock compensation.

         The potential continued increase in the size of the loan portfolio, combined with the ongoing planned shift in mix toward construction, income property, and business lending, may result in the Bank's having higher levels of nominal and risk weighted assets during 2003, thereby possibly offsetting the effect of the above factors upon regulatory capital ratios.

         The Company has conducted share repurchases since 1995. Through December 31, 2002, the Company had repurchased 1,330,600 shares of its common stock, including 61,000 shares in 2002. At December 31, 2002, there were 3,454,315 shares outstanding. The Company had 53,035 shares remaining for repurchase at December 31, 2002 under its current repurchase program.

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

         The Company periodically utilizes the professional services of a marketing and advertising corporation with which one executive officer is affiliated. All business orders and all invoices associated with this corporation are approved by disinterested executive officers. Total payments to this marketing and advertising corporation in 2002 were $190 thousand, which included certain pass-through payments for media advertising.

         The Company employs various individuals that are related to other employees, such as spouses, siblings, children, and other relatives. It is Company policy to disallow related employees to have a direct reporting or supervisory relationship. At December 31, 2002, the spouses of two senior officers and the cousin of one senior officer were also employees of the Company.

         The Company believes that the above transactions with related parties were conducted on an arms-length basis with normal terms and conditions. The Company also believes that the above transactions with related parties did not impair stockholder value or present any actual or potential conflicts of interest that were not appropriately addressed by disinterested parties.


Impact Of Inflation And Changing Prices

         The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), which requires the measurement of most financial positions and operating results in terms of historical dollar amounts without considering the changes in the relative purchasing power of money over time due to inflation. Unlike industrial companies, the Company's assets and liabilities are nearly all monetary in nature. Consequently, relative and absolute levels of interest rates present a greater impact on the Company's performance and condition than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services. The Company's operating costs, however, are subject to the impact of inflation, particularly in the case of salaries and benefits costs, which typically constitute about one-half of the Company's total non-interest expense.

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

         The Company monitors its interest rate risk using various analytical methods that include participation in the OTS net portfolio value interest rate risk modeling. The Company's exposure to IRR as of December 31, 2002 was within the limits established by the Board of Directors.

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

         The following table presents the maturity and rate sensitivity of interest-earning assets and interest-bearing liabilities as of December 31, 2002. The "repricing gap" figures in the table reflect the estimated difference between the amount of interest-earning assets and interest-bearing liabilities that are contractually scheduled to mature or reprice (whichever occurs first) during future periods.

                                                                   At December 31, 2002
                                   -------------------------------------------------------------------------------------
                                                 More Than   More Than   More Than                     Non-
                                     3 Months     3 Months      1 Year     3 Years        Over     Interest
                                      Or Less    To 1 Year  To 3 Years  To 5 Years     5 Years      Bearing       Total
                                      -------    ---------  ----------  ----------     -------      -------       -----
                                                                  (Dollars In Thousands)
Assets
------
Interest-earning cash equivalents   $      49    $      --   $      --   $      --    $     --     $     --   $      49
Investment securities                   7,030           --          --          --          --           --       7,030
Mortgage backed securities              3,151           --          --          --      34,315           --      37,466
Loans held for sale                        --           --          --          --       1,545           --       1,545
Loans receivable, net of LIP          180,349       96,749     124,856     113,008      15,408           --     530,370
FHLB stock                              4,679           --          --          --          --           --       4,679
                                    ---------    ---------   ---------   ---------    --------     --------   ---------
Gross interest-earning assets         195,258       96,749     124,856     113,008      51,268           --     581,139

Plus / (Less):
Unamortized yield adjustments              --           --          --          --          --         (278)       (278)
Allowance for loan losses                  --           --          --          --          --       (8,162)     (8,162)
                                    ---------    ---------   ---------   ---------    --------     --------   ---------
Interest-earning assets               195,258       96,749     124,856     113,008      51,268       (8,440)    572,699

Non-interest-earning assets                --           --          --          --          --       36,997      36,997
                                    ---------    ---------   ---------   ---------    --------     --------   ---------

Total assets                        $ 195,258    $  96,749   $ 124,856   $ 113,008    $ 51,268     $ 28,557   $ 609,696
                                    =========    =========   =========   =========    ========     ========   =========
Liabilities and Equity
----------------------
NOW accounts                        $  43,629    $      --   $      --   $      --    $     --      $    --   $  43,629
Savings accounts                       18,474           --          --          --          --           --      18,474
Money market accounts                 126,061           --          --          --          --           --     126,061
Certificates of deposit                73,698      108,626      52,514      11,783          --           --     246,621
                                    ---------    ---------   ---------   ---------    --------     --------   ---------
Total interest-bearing deposits       261,862      108,626      52,514      11,783          --           --     434,785
Borrowings                             34,223       40,000      13,782       4,800       1,000           --      93,805
                                    ---------    ---------   ---------   ---------    --------     --------   ---------

Total interest bearing liabilities    296,085      148,626      66,296      16,583       1,000           --     528,590

Non-interest bearing liabilities           --           --          --          --          --       25,003      25,003
Stockholders' equity                       --           --          --          --          --       56,103      56,103
                                    ---------    ---------   ---------   ---------    --------     --------   ---------

Total liabilities and equity        $ 296,085    $ 148,626   $  66,296   $  16,583    $  1,000     $ 81,106   $ 609,696
                                    =========    =========   =========   =========    ========     ========   =========

Periodic repricing gap               (100,827)     (51,877)     58,560      96,425      50,268
Cumulative repricing gap             (100,827)    (152,704)    (94,144)      2,281      52,549

Periodic repricing gap as a
     % of interest earning assets      (17.6%)       (9.1%)      10.2%       16.9%        8.8%

Cumulative repricing gap as a
     % of interest earning assets      (17.6%)      (26.7%)     (16.5%)       0.4%        9.2%

Cumulative net interest-earning
     assets as a % of cumulative
     interest-bearing liabilities       65.9%        65.7%       81.6%      100.4%      109.9%

         As presented in the prior table, at December 31, 2002, the Company's cumulative one year and three year static gaps, based upon contractual repricing and maturities (i.e. ignoring prepayments and other non-contractual factors) were (17.6%) and (16.5%), respectively, of total interest earning assets. These figures suggest that net interest income would increase if general market interest rates were to decline (and vice-versa), reflecting a "net liability sensitive" position.

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

o potential Company strategic and operating responses to changes in absolute and relative interest rate levels

o    the financial impact of options embedded in various financial instruments

         Another measure of IRR, required to be performed by insured depository institutions regulated by the OTS, is a procedure specified by Thrift Bulletin 13a, "Interest Rate Risk Management". This test measures the impact upon NPV of an immediate and sustained change in interest rates in 100 basis point increments. The following table presents the estimated impacts of such changes in interest rates upon the Company as of December 31, 2002, calculated in compliance with Thrift Bulletin 13a. However, the results from any cash flow simulation model are dependent upon a lengthy series of assumptions about current and future economic, behavioral, and financial conditions, including many factors over which the Company has no control. These assumptions include, but are not limited to, prepayment rates on various asset portfolios and decay rates on core deposits, including savings, checking, and money market accounts. Because of the uncertainty regarding the accuracy of assumptions utilized and because such an analytical technique does not contemplate any actions the Company might undertake in response to changes in interest rates, no assurance can be provided that the valuations presented in the following table are representative of what might actually be obtainable. In addition, the following figures are by definition not indicative of the Company's economic value as a going concern or of the Company's market value.

                                                                            Projected Change From Base Scenario In
                                                                          ----------------------------------------------
(Dollars In Thousands)                                           NPV                      Dollars               Percent
                                                                 ---                      -------               -------
Change In Interest Rates (In Basis Points)
+300                                                        $ 72,763                     $ (3,051)                (4.0%)
+200                                                        $ 74,765                     $ (1,049)                (1.4%)
+100                                                        $ 75,932                     $    118                  0.2%

Base Scenario                                               $ 75,814                     $     --                    --

-100                                                        $ 75,755                     $    (59)                (0.1%)

--------------------------------------------------------------------------------
Note:NPV results for downward rate changes of more than 100 basis points were not calculated at 12/31/02 due to the low level of interest rates.



         The level of interest rate risk exposure presented in the above table is generally considered "low" in the financial services industry.

         The prior table results show that the Company's theoretical liquidation value at December 31, 2002 is not significantly impacted by immediate and sustained parallel interest rate shocks in either direction. This result differs from that suggested by the static gap analysis presented above, which indicates that the Company would benefit from a declining interest rate environment, and vice-versa. This divergence is due to the inherent limitations in the static gap approach; in particular the omission of asset prepayments and the incomplete consideration of the financial dynamics of transaction account deposits. As just one example, the Company's CMO's are presented as having a maturity of greater than five years in the static gap table, which is correct based upon their legal maturity dates. However, the actual duration (weighted average life of the associated discounted cash flows) of the Company's CMO portfolio at December 31, 2002 was estimated to be less than one year based upon current prepayment speeds and the priority of principal allocation within the tranches of the CMO's.

         The reduction in net portfolio value in the plus 200 and plus 300 basis point rate shock scenarios presented in the prior table in part results from the embedded options, held by borrowers, within most mortgage related products, as described in the following paragraph.

         Under rising interest rates, many of the Company's mortgage related assets experience a lengthening of duration and slower repricing, resulting in a reduction in market value. This occurs due to slower prepayment behavior by borrowers, and in conjunction with embedded options such as periodic and lifetime rate adjustment caps on adjustable rate loans. This prepayment behavior is a result of borrowers behaving in their economic self interests by more slowly (or not at all) curtailing or prepaying loans with interest rates at or below current market rates.

         On the other hand, under falling interest rates, the increase in the Company's net portfolio value is constrained by a shortening of asset duration. This occurs due to the faster prepayment behavior on mortgage related assets, as borrowers take advantage of a lower interest rate environment to refinance their loans. This refinancing provides cash flow into the Company at a time when reinvestment alternatives present lower rates than the assets being paid off. One technique the Company uses to moderate this impact is to originate certain types of loans with prepayment penalties.

         The Company further moderated its interest rate risk exposure during 2002, shifting from slightly net liability sensitive at December 31, 2001 to approximately interest rate neutral at December 31, 2002. This moderation resulted from many factors, including:

o a general decrease in asset duration in conjunction with the historically low interest rate environment and the mortgage refinance boom, which in turn led to historically high prepayment speeds

o the shift in loan mix toward relatively more interest rate sensitive construction, income property, and commercial business loans and away from residential mortgages

o pricing loan products and introducing new loan products to more strongly encourage customer selection of more interest rate sensitive loans

o an increase in the Company's transaction account base and the shift in deposit mix toward transaction accounts

o    the restructuring of the Company's security portfolio

o the continued sale of the vast majority of the Company's current production of long term, fixed rate residential mortgages into the secondary market

o an increase in the weighted average maturity of the Company's certificate of deposit portfolio, resulting from the Company's actively marketing intermediate to longer term certificates of deposit and from customer demand for longer term certificates of deposit in a declining interest rate environment in order to maintain a given level of monthly interest income

         The continued implementation of the strategic plan also contributed to the reduction in net liability sensitivity during 2002 through the expansion of commercial banking and relationship banking for real estate professionals. Commercial banking is by nature an asset sensitive business, as loans are generally variable rate, frequently based upon the Prime Rate, while deposits often include a significant non-interest bearing demand deposit component. The Company's construction and income property relationship officers provide custom designed, but generally interest rate sensitive, loans to real estate professionals, who are then encouraged to maintain transaction accounts, including income property operating (checking) accounts, with the Company.

         Despite the Company's IRR management program and the initiatives detailed above, due to the multiple factors which influence the Company's exposure to IRR, many of which are beyond the control of the Company, there can be no assurance that the Company's earnings or economic value will be maintained in future periods, nor that the Company will be successful in continuing to maintain a relatively low level of IRR exposure. These risks and exposures are particularly uncertain should the Federal Reserve again decrease its benchmark interest rates in 2003, with interest rates then possibly falling to record low levels. Behaviors by borrowers, depositors, and the capital markets in extremely low interest rate environments have not been tested in a modern economy with great ease of funds mobility and unparalleled information availability through the Internet and other technological means.

Item 8.  Financial Statements And Supplementary Data.


                   Index To Consolidated Financial Statements

                                                                                                       Page(s)
                                                                                                       -------
Independent Auditors' Report                                                                             115

Consolidated Statements Of Financial Condition As Of December 31, 2002 and 2001                          116

Consolidated Statements Of Income For The Years Ended
     December 31, 2002, 2001, and 2000                                                                   117

Consolidated Statements Of Changes In Stockholders' Equity For The Years Ended
     December 31, 2002, 2001, and 2000                                                                118 - 120

Consolidated Statements Of Cash Flows For The Years Ended
     December 31, 2002, 2001, and 2000                                                                121 - 122

Notes To Consolidated Financial Statements                                                            123 - 158

INDEPENDENT AUDITORS' REPORT


The Board of Directors
Monterey Bay Bancorp, Inc.
Watsonville, California


We have audited the accompanying consolidated statements of financial condition of Monterey Bay Bancorp, Inc. and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Monterey Bay Bancorp, Inc. and subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows, for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.




/s/ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP


San Francisco, California
January 28, 2003

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2002 AND 2001
(Dollars In Thousands, Except Per Share Amounts)
--------------------------------------------------------------------------------

                                                                                                       December 31,
                                                                                          -------------------------------
                                                                                                 2002              2001
                                                                                                 ----              ----
ASSETS

Cash and cash equivalents                                                                    $ 11,447          $ 13,079
Securities available for sale, at estimated fair value:
     Investment securities                                                                      7,030             7,300
     Mortgage backed securities                                                                37,466            30,644
Loans held for sale, at lower of cost or market                                                 1,545               713
Loans receivable held for investment (net of allowances for loan losses of
     $8,162 at December 31, 2002 and $6,665 at December 31, 2001)                             521,929           465,887
Investment in capital stock of the Federal Home Loan Bank, at cost                              4,679             2,998
Accrued interest receivable                                                                     2,867             2,915
Premises and equipment, net                                                                     7,161             7,618
Core deposit intangibles, net                                                                     833             1,514
Bank owned life insurance                                                                       9,036                --
Real estate acquired via foreclosure, net                                                         846                --
Other assets                                                                                    4,857             4,723
                                                                                             --------          --------
TOTAL ASSETS                                                                                 $609,696          $537,391
                                                                                             ========          ========



LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits                                                                                     $458,334          $432,339
Advances from the Federal Home Loan Bank and other borrowings                                  93,805            53,800
Accounts payable and other liabilities                                                          1,454             1,090
                                                                                             --------          --------

     Total liabilities                                                                        553,593           487,229
                                                                                             --------          --------

Commitments and contingencies

STOCKHOLDERS' EQUITY

Preferred  stock,  $0.01 par value,  2,000,000  authorized;  none issued  Common stock, $0.01 par value, 9,000,000 shares authorized;
     4,492,085  issued at December 31, 2002 and  December  31,  2001;  3,454,315
     outstanding at December 31, 2002 and
     3,456,097 outstanding at December 31, 2001                                                    45                45
Additional paid-in capital                                                                     29,281            28,584
Retained earnings, substantially restricted                                                    42,111            36,473
Unallocated ESOP shares                                                                          (460)             (690)
Treasury shares designated for compensation plans, at cost (11,769 shares
     at December 31, 2002 and 17,969 shares at December 31, 2001)                                (113)             (173)
Treasury stock, at cost (1,037,770 shares at December 31, 2002 and
     1,035,988 shares at December 31, 2001)                                                   (14,513)          (14,006)
Accumulated other comprehensive loss, net of taxes                                               (248)              (71)
                                                                                             --------          --------

     Total stockholders' equity                                                                56,103            50,162
                                                                                             --------          --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $609,696          $537,391
                                                                                             ========          ========

See Notes to Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
(Dollars In Thousands, Except Per Share Amounts)
--------------------------------------------------------------------------------

                                                                                     Year Ended December 31,
                                                                          -----------------------------------------------
INTEREST AND DIVIDEND INCOME:                                                    2002            2001             2000
                                                                                 ----            ----             ----
   Loans receivable                                                          $ 33,890        $ 35,485         $ 32,556
   Mortgage backed securities                                                   1,133           2,360            3,755
   Investment securities and cash equivalents                                     463             886            1,446
                                                                             --------        --------         --------

         Total interest and dividend income                                    35,486          38,731           37,757
                                                                             --------        --------         --------

INTEREST EXPENSE:
   Deposit accounts                                                            10,453          16,449           17,231
   Advances from the Federal Home Loan Bank and other borrowings                2,454           2,541            2,546
                                                                             --------        --------         --------

         Total interest expense                                                12,907          18,990           19,777
                                                                             --------        --------         --------

NET INTEREST INCOME BEFORE PROVISION
     FOR LOAN LOSSES                                                           22,579          19,741           17,980

PROVISION FOR LOAN LOSSES                                                       1,510           1,400            2,175
                                                                             --------        --------         --------

NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSSES                                                           21,069          18,341           15,805
                                                                             --------        --------         --------

NON-INTEREST INCOME:
   Customer service charges                                                     1,541           1,688            1,306
   Gain on sale of loans                                                          170              88               23
   Commissions from sales of noninsured products                                  125             244              676
   Income from loan servicing                                                      63             101              118
   Gains (losses) on sale of mortgage backed securities
      and investment securities, net                                               35             190              (55)
   Other income                                                                   193             255              272
                                                                             --------        --------         --------

         Total                                                                  2,127           2,566            2,340
                                                                             --------        --------         --------

NON-INTEREST EXPENSE:
   Compensation and employee benefits                                           7,626           6,857            6,569
   Occupancy and equipment                                                      1,705           1,652            1,278
   Amortization of intangible assets                                              681             681              723
   Supplies, postage, telephone, and office expenses                              675             663              679
   Data and item processing                                                       567             876            1,142
   Legal and accounting                                                           442             863              661
   Advertising and promotion                                                      300             251              361
   Deposit insurance premiums                                                     140             198              188
   Consulting                                                                      97             333              212
   Other expenses                                                               1,547           1,995            1,863
                                                                             --------        --------         --------

         Total                                                                 13,780          14,369           13,676
                                                                             --------        --------         --------

INCOME BEFORE PROVISION FOR INCOME TAXES                                        9,416           6,538            4,469

PROVISION FOR INCOME TAXES                                                      3,778           2,787            1,946
                                                                             --------        --------         --------

NET INCOME                                                                   $  5,638        $  3,751         $  2,523
                                                                             ========        ========         ========

EARNINGS PER SHARE:

     BASIC EARNINGS PER SHARE                                                $   1.67        $   1.15         $   0.81
                                                                             ========        ========         ========

     DILUTED EARNINGS PER SHARE                                              $   1.61        $   1.12         $   0.81
                                                                             ========        ========         ========

See Notes to Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
(Dollars And Shares In Thousands)
--------------------------------------------------------------------------------

                                                                                   Treasury
                                                                                     Shares
                                                                                     Desig-
                                                                                      nated              Accum-
                                                                                        For              ulated
                                                         Addi-              Unal-      Com-               Other
                                      Common Stock      tional            located      pen-             Compre-
                                      ------------     Paid-In  Retained     ESOP    sation   Treasury  hensive
                                     Shares   Amount   Capital  Earnings   Shares     Plans     Stock     Loss     Total
                                     ------   ------   -------  --------   ------     -----     -----     ----     -----
Balance At January 1, 2000            3,423      $45  $ 28,237  $ 30,473  $(1,150)  $(1,376) $(14,257) $(1,169) $ 40,803

Purchase of treasury stock             (120)                                                   (1,251)            (1,251)

Cash dividends paid ($0.08 per
share)                                                              (274)                                           (274)

Director fees paid using treasury
stock                                    18                  9                                    182                191

Amortization of stock compensation                          32                230       822                        1,084

Sale of stock for stock
compensation plans                                                                      216                          216

Comprehensive income:
     Net income                                                    2,523                                           2,523

     Other comprehensive income:
        Change in net
          unrealized loss
          on securities
          available for
          sale, net of taxes
          of $359                                                                                          513       513

        Reclassification
          adjustment for
          losses on
          securities available
          for sale included
          in income,
          net of taxes of $23                                                                               32        32
                                                                                                                   -----

     Other comprehensive income,
        net                                                                                                          545
                                                                                                                   -----

Total comprehensive income                                                                                         3,068
                                                                                                                   -----

                                     ------   ------  --------  --------  --------  -------- --------- -------- ---------
Balance at December 31, 2000          3,321      $45  $ 28,278  $ 32,722   $ (920)   $ (338) $(15,326)   $(624) $ 43,837
                                     ======   ======  ========  ========  ========  ======== ========= ======== =========


See Notes to Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
 (Dollars And Shares In Thousands)
--------------------------------------------------------------------------------

                                                                                   Treasury
                                                                                     Shares
                                                                                     Desig-
                                                                                      nated              Accum-
                                                                                        For              ulated
                                                         Addi-              Unal-      Com-               Other
                                      Common Stock      tional            located      pen-             Compre-
                                      ------------     Paid-In  Retained     ESOP    sation   Treasury  hensive
                                     Shares   Amount   Capital  Earnings   Shares     Plans     Stock     Loss     Total
                                     ------   ------   -------  --------   ------     -----     -----     ----     -----
Balance At December 31, 2000          3,321      $45  $ 28,278  $ 32,722   $ (920)   $ (338) $(15,326)   $(624) $ 43,837

Options exercised using treasury
stock                                   116                 (5)                                 1,132              1,127

Director fees paid using treasury
stock                                    19                 47                                    188                235

Amortization of stock compensation                         264                230       165                          659

Comprehensive income:
     Net income                                                    3,751                                           3,751

     Other comprehensive income:
          Change in net
               unrealized loss
               on securities
               available for
               sale, net of taxes
               of $465                                                                                     665       665

          Reclassification
               adjustment for
               gains on
               securities available
               for sale included
               in income,
               net of taxes of $(78)                                                                      (112)     (112)
                                                                                                                   -----

     Other comprehensive income, net                                                                                 553
                                                                                                                   -----


Total comprehensive income                                                                                         4,304
                                                                                                                   -----

                                     ------   ------  --------  --------  --------  -------- --------- -------- ---------
Balance at December 31, 2001          3,456      $45  $ 28,584  $ 36,473   $ (690)   $ (173) $(14,006)   $ (71) $ 50,162
                                     ======   ======  ========  ========  ========  ======== ========= ======== =========


See Notes to Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
(Dollars And Shares In Thousands)
--------------------------------------------------------------------------------

                                                                                   Treasury
                                                                                     Shares
                                                                                     Desig-
                                                                                      nated              Accum-
                                                                                        For              ulated
                                                         Addi-              Unal-      Com-               Other
                                      Common Stock      tional            located      pen-             Compre-
                                      ------------     Paid-In  Retained     ESOP    sation   Treasury  hensive
                                     Shares   Amount   Capital  Earnings   Shares     Plans     Stock     Loss     Total
                                     ------   ------   -------  --------   ------     -----     -----     ----     -----
Balance At December 31, 2001          3,456      $45  $ 28,584  $ 36,473   $ (690)   $ (173) $(14,006)    $(71) $ 50,162

Purchase of treasury stock              (61)                                                   (1,075)            (1,075)

Options exercised using treasury
stock                                    48                159                                    465                624

Director fees paid using treasury
stock                                    11                 88                                    103                191

Amortization of stock compensation                         450                230        60                          740

Comprehensive income:
     Net income                                                    5,638                                           5,638

     Other comprehensive income:
          Change in net
              unrealized loss
              on securities
              available for
              sale, net of taxes
              of $(109)                                                                                   (157)     (157)

          Reclassification
             adjustment for
             gains on
             securities available
             for sale included
             in income,
             net of taxes of $(15)                                                                         (20)      (20)
                                                                                                                   -----


     Other comprehensive income, net                                                                                (177)
                                                                                                                   -----

Total comprehensive income                                                                                         5,461
                                                                                                                   -----

                                     ------   ------  --------  --------  --------  -------- --------- -------- ---------
Balance at December 31, 2002          3,454      $45  $ 29,281  $ 42,111   $ (460)   $ (113) $(14,513)  $ (248) $ 56,103
                                     ======   ======  ========  ========  ========  ======== ========= ======== =========


See Notes to Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
(Dollars In Thousands)
--------------------------------------------------------------------------------

                                                                                         Year Ended December 31,
                                                                             ---------------------------------------
                                                                                    2002         2001          2000
                                                                                    ----         ----          ----
OPERATING ACTIVITIES:
Net income                                                                       $ 5,638      $ 3,751       $ 2,523

Adjustments to reconcile net income to net cash provided by Operating activities:

Depreciation and amortization of premises and equipment                              727          663           441
Amortization of intangible assets                                                    681          681           723
Amortization of purchase premiums, net of accretion of discounts                   1,217          241           104
Amortization of deferred loans fees and costs, net                                  (353)        (223)         (250)
Provision for loan losses                                                          1,510        1,400         2,175
Federal Home Loan Bank stock dividends                                              (177)        (184)         (214)
Gross ESOP expense before dividends received on unallocated shares                   638          437           334
Compensation expense related to stock compensation plans                             100          200           296
Director retainer fees paid in stock                                                 191          219           112
(Gain) loss on sale of investment and mortgage-backed securities                     (35)        (190)           55
Gain on the sale of loans held for sale                                             (170)         (88)          (23)
Loss on sale of real estate acquired via foreclosure                                  --           --             5
Loss (gain) on sale of fixed assets                                                   15           (8)           --
Origination of loans held for sale                                               (19,206)     (12,112)       (2,652)
Proceeds from sales of loans held for sale                                        18,544       11,487         2,674
Deferred income taxes                                                               (613)        (521)         (595)
Decrease (increase) in accrued interest receivable                                    48          (14)         (213)
Appreciation on bank owned life insurance                                            (36)          --            --
(Increase) decrease in other assets                                                 (134)      (1,177)          566
Increase (decrease) in accounts payable and other liabilities                        364         (893)         (647)
Other, net                                                                        (1,414)        (830)       (1,209)
                                                                                 -------      -------       -------

     Net cash provided by operating activities                                     7,535        2,839         4,205
                                                                                 -------      -------       -------


INVESTING ACTIVITIES:

Net increase in loans held for investment                                        (56,042)     (74,067)      (31,134)
Purchases of investment securities available for sale                             (4,854)          --            --
Proceeds from sales of investment securities available for sale                       --           --         3,730
Proceeds from maturities of investment securities available for sale               4,850           --            --
Purchases of mortgage backed securities available for sale                       (66,878)     (29,250)      (26,818)
Principal repayments on mortgage backed securities available for sale             54,627       30,337        18,422
Proceeds from maturities of mortgage backed securities held to maturity               --           --            60
Proceeds from sales of mortgage backed securities available for sale               4,500       12,287        24,425
(Purchases) redemptions of FHLB stock, net                                        (1,504)          70           543
Purchases of Bank owned life insurance                                            (9,000)          --            --
Purchases of premises and equipment                                                 (285)      (1,129)         (774)
Proceeds from the sale of premises and equipment                                      --           11            --
                                                                                 -------      -------       -------

     Net cash used in investing activities                                       (74,586)     (61,741)      (11,546)
                                                                                 -------      -------       --------

See Notes to Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
(Dollars In Thousands)
--------------------------------------------------------------------------------

                                                                                         Year Ended December 31,
                                                                             ---------------------------------------
                                                                                    2002         2001          2000
                                                                                    ----         ----          ----

FINANCING ACTIVITIES:
Net increase in deposits                                                          25,995       24,551        40,386
Proceeds (repayments) of FHLB advances, net                                       40,000       21,000       (17,000)
Proceeds (repayments) of other borrowings, net                                         5          218        (2,410)
Cash dividends paid to stockholders                                                   --           --          (274)
Purchases of treasury stock                                                       (1,075)          --        (1,251)
Sales of treasury stock for exercise of stock options                                494        1,053           ---
Sales of stock for stock compensation plans                                           --           --           216
                                                                                --------     --------      --------

     Net cash provided by financing activities                                    65,419       46,822        19,667
                                                                                --------     --------      --------

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS                                (1,632)     (12,080)       12,326

CASH & CASH EQUIVALENTS AT BEGINNING OF YEAR                                      13,079       25,159        12,833
                                                                                --------     --------      --------

CASH & CASH EQUIVALENTS AT END OF YEAR                                          $ 11,447     $ 13,079      $ 25,159
                                                                                ========     ========      ========



SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid during the period for:
     Interest on deposits and borrowings                                        $ 12,620     $ 19,147      $ 19,655
     Income taxes                                                               $  3,600     $  4,150      $  3,060


SUPPLEMENTAL DISCLOSURES OF NON CASH
INVESTING AND FINANCING ACTIVITIES:

Loans transferred to held for investment, at market value                       $     --     $     85      $    385

Real estate acquired in settlement of loans                                     $    846     $     --      $     --


See Notes to Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
--------------------------------------------------------------------------------


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

The Company's primary business is attracting checking, money market, savings, and certificate of deposit accounts through its branch facilities and various electronic means, and investing such deposits and other available funds in various types of loans, including real estate mortgages, business loans, construction loans, and consumer loans. The Company also provides a range of fee based services. The Bank's deposit gathering markets are primarily concentrated in the communities surrounding its full service offices located in Santa Cruz, Northern Monterey, and Southern Santa Clara Counties, in California. The Bank extends loans throughout a majority of California, with a concentration in the three counties surrounding its full service branch officers. At December 31, 2002, the Bank maintained eight full service branch offices, two administrative buildings, one stand-alone loan production office, and eleven ATM's, two of which were stand-alone.


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

All of the Company's securities were classified as available for sale at December 31, 2002 and 2001.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000 (Continued)
--------------------------------------------------------------------------------

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

Troubled Debt Restructured - A loan is considered "troubled debt restructured" when the Company provides the borrower certain concessions that it would not normally consider. The concessions are provided with the objective of maximizing the recovery of the Company's investment. Troubled debt restructured includes situations in which the Company accepts a note (secured or unsecured) from a third party in payment of its receivable from the borrower, other assets in payment of the loan, an equity interest in the borrower or its assets in lieu of the Company's receivable, or a modification of the terms of the debt including, but not limited to, (i) a reduction in the stated interest rate to below market rates, (ii) an extension of maturity at an interest rate or other terms below market, (iii) a reduction in the face amount of the debt, and / or (iv) a reduction in the accrued interest receivable. The Company did not have any loans considered to be troubled debt restructurings at December 31, 2002 or December 31, 2001.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000 (Continued)
--------------------------------------------------------------------------------

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

Real Estate Acquired Via Foreclosure - Real estate acquired via foreclosure is initially recorded at the lower of the recorded investment in the property or fair value less estimated costs to sell. If the fair value less estimated costs to sell is less than amortized cost, a charge against the allowance for loan losses is recorded at property acquisition. Following foreclosure, valuations are periodically performed, with any subsequent write-downs recorded as a valuation allowance and charged to operations. Operating expenses, net of related income, incurred in conjunction with the maintenance of real estate acquired via foreclosure are charged to operations.

Recognition of gains on the sale of real estate is dependent upon the transaction meeting certain criteria relating to the nature of the property and the terms of the sale and potential financing. These gains are included in non-interest income. Losses on disposition of real estate, including expenses incurred in connection with the disposition, are charged to operations.

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

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000 (Continued)
--------------------------------------------------------------------------------

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

Asset                                         Useful Life
Buildings                                     30 to 40 years
Leasehold improvements                        Shorter of remaining term of lease
                                              or life of improvement
Furniture and equipment                       3 to 10 years


The cost of repairs and maintenance is charged to operations as incurred, whereas expenditures that improve or extend the service lives of assets are capitalized.

Impairment Of Long-Lived Assets Other Than Core Deposit Intangibles - Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting For The Impairment Or Disposal Of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board ("APB") No 30, "Reporting The Results Of Operations
- Reporting The Effects Of Disposal Of A Segment Of A Business, And Extraordinary, Unusual, And Infrequently Occurring Events And Transactions". SFAS No. 144 unified the accounting treatment for various types of long-lived assets to be disposed of, and resolves implementation issues related to SFAS No.
121. The adoption of SFAS No. 144 did not have a material effect on the Company's financial position, results of operations, or cash flows.

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

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000 (Continued)
--------------------------------------------------------------------------------

Goodwill And Other Intangible Assets - Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill And Other Intangible Assets" which addresses financial accounting and reporting for acquired goodwill and other intangible assets at acquisition in transactions other than business combinations covered by SFAS No.141, and the accounting treatment of goodwill and other intangible assets after acquisition and initial recognition in the financial statements. The adoption of this statement did not have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

The Company's core deposit intangibles represent assets from the acquisition of deposits and are amortized on a straight-line basis over the estimated life of the deposit base acquired, generally seven years. The Company periodically evaluates the periods of amortization to determine whether later events and circumstances warrant revised estimates.

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

The Company has elected to continue to apply the provisions of APB No. 25 and related interpretations in accounting for stock options and to continue to provide the pro forma disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, in the table below. Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the fair market value of the Company's common stock at the date of grant over the amount the employee or director must pay to acquire the stock. Because the Company's stock option Plans provide for the issuance of stock options at a price of no less than the fair market value at the date of grant, no compensation cost is required to be recognized for the Company's stock option Plans.

Had compensation costs for the stock options Plans been determined based upon the fair value at the date of grant consistent with SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated below. The pro forma amounts presented below were calculated utilizing the Black-Scholes option pricing model, with forfeitures recognized as they occur, incorporating the assumptions detailed on the following page.

(Dollars In Thousands, Except Share Data)                                                   Year Ended December 31,
                                                                            -----------------------------------------
                                                                                    2002          2001          2000
                                                                                    ----          ----          ----
Net income:

     Before recognized stock compensation expense, net of taxes                  $ 5,698       $ 3,866       $ 2,690

     Deduct recognized stock compensation expense, net of taxes                     ($60)        ($115)        ($167)
                                                                                 -------       -------       -------
     As reported                                                                 $ 5,638       $ 3,751       $ 2,523

     Deduct compensation  expense from  amortization  of fair value of all stock options, net of taxes of $87, $160, and $210,
          in 2002, 2001, and 2000                                                  ($124)        ($229)        ($300)
                                                                                 -------       -------       -------
     Pro forma                                                                   $ 5,514       $ 3,522       $ 2,223
                                                                                 =======       =======       =======

Basic earnings per share:
     As reported                                                                  $ 1.67        $ 1.15        $ 0.81
                                                                                  ======        ======        ======
     Pro forma                                                                    $ 1.64        $ 1.08        $ 0.71
                                                                                  ======        ======        ======

Diluted earnings per share:
     As reported                                                                  $ 1.61        $ 1.12        $ 0.81
                                                                                  ======        ======        ======
     Pro forma                                                                    $ 1.58        $ 1.05        $ 0.71
                                                                                  ======        ======        ======

Shares utilized in Basic EPS calculations                                      3,369,600     3,275,303     3,110,910
Shares utilized in Diluted EPS calculations                                    3,497,150     3,343,233     3,123,552

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000 (Continued)
--------------------------------------------------------------------------------

Weighted average assumptions utilized in the Black-Scholes option pricing model for all options granted each year:

                                           2002            2001             2000
                                           ----            ----             ----

Dividend Yield                            0.00%           0.00%            0.00%
Expected stock price volatility          25.00%          35.00%           35.00%
Average risk-free interest rate           3.94%           4.44%            6.11%
Expected option lives                   8 years         6 years          8 years


Employee Stock Ownership Plan ("ESOP") - To account for the shares acquired by the Bank's ESOP, the Company recognizes compensation cost equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the Company's ESOP shares committed to be released differ from the cost of such shares, the differential is charged or credited to equity. Employers with internally leveraged ESOPs such as the Company do not report the loan receivable from the ESOP as an asset and do not report the ESOP debt from the employer as a liability. The Company's ESOP is a tax-qualified plan. Non-vested shares owned by the ESOP are accounted for via a contra-equity account based upon historic cost. ESOP shares that have not been committed to be released (uncommitted shares) are excluded from outstanding shares on a weighted average basis for earnings per share calculations.

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

Earnings Per Share - Basic earnings per share excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if contracts to issue common stock or securities convertible into common stock were exercised or converted. Dilution resulting from the Company's stock option and stock award plans is calculated using the treasury stock method.

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

Derivative Instruments And Hedging Activities - The Company did not enter into any freestanding derivative contracts, did not conduct any hedging activities, and did not identify any embedded derivatives requiring bifurcation and separate valuation during 2002 or 2001.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000 (Continued)
--------------------------------------------------------------------------------

Segment Disclosure - The Company operates a single line of business (financial services) with no customer accounting for more than 10% of its revenue and manages its operation under a unified management and reporting structure. Therefore, no additional segment disclosures are provided.

Reclassifications - Certain reclassifications have been made to prior period financial statements to conform them to the current year presentation.


Recent Accounting Developments

Effective April 1, 2002, the Company adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 rescinds and amends these statements to eliminate any inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions including clarification that gains or losses from normal extinguishments of debt need not be classified as extraordinary items. The adoption of SFAS No. 145 did not have a material effect on the Company's financial position, results of operations, or cash flows.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

Effective October 1, 2002, the Company adopted SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No.9", which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires those transactions be accounted for in accordance with FASB Statements No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". This Statement is effective for acquisitions on or after October 1, 2002 with earlier application permitted for the transition provisions for previously recorded unidentifiable intangible assets. The adoption of SFAS No. 147 did not have a material effect on the Company's financial position, results of operations, or cash flows.

Effective December 31, 2002 the Company adopted SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No, 123", which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of No. 123 to require prominent disclosures in both annual and interim financial statements within the Significant Accounting Policies footnote about the method of accounting for stock-based employee compensation and the effect of the method used (intrinsic value or fair value) on reported results. The Company continues to account for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and presents the required disclosures in accordance with SFAS No. 123 as amended by SFAS No. 148. The adoption of SFAS No. 148 did not have a material effect on the Company's financial position, results of operations, or cash flows.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000 (Continued)
--------------------------------------------------------------------------------


2.       CASH AND CASH EQUIVALENTS

Cash and cash equivalents are summarized as follows:

                                                             December 31,
                                        ----------------------------------------
                                                 2002                      2001
                                                 ----                      ----
                                                     (Dollars In Thousands)

Cash on hand                                 $  1,436                  $  1,444
Due from banks                                 10,011                    10,891
Certificates of deposit                            --                       194
Federal funds sold                                 --                       550
                                             --------                  --------

                                             $ 11,447                  $ 13,079
                                             ========                  ========


3.       INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are presented below. All securities held are publicly traded.

                                                                   December 31, 2002
                                          ---------------------------------------------------------------------
                                                                      Gross             Gross        Estimated
                                                 Amortized       Unrealized        Unrealized             Fair
                                                      Cost            Gains            Losses            Value
                                                      ----            -----            ------            -----
                                                                      (Dollars In Thousands)
Available for sale
------------------
   Variable rate corporate trust
      preferred securities                         $ 7,719             $ --           $ (689)          $ 7,030
                                                   =======             ====           =======          =======

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

                                                                          December 31, 2002
                                                   -----------------------------------------------------------------
                                                                                    Estimated              Weighted
                                                              Amortized                  Fair               Average
                                                                   Cost                 Value                 Yield
                                                                   ----                 -----                 -----
Available for sale                                                              (Dollars In Thousands)
------------------
   Variable rate corporate trust
      preferred securities
         Due in 2013 and thereafter                             $ 7,719               $ 7,030                 2.31%
                                                                =======               =======                 =====

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000 (Continued)
--------------------------------------------------------------------------------

Proceeds from and realized gains and losses on sales of investment securities available for sale are summarized as follows:

                                                 Year Ended December 31,
                                ------------------------------------------------
                                      2002              2001               2000
                                      ----              ----               ----
                                              (Dollars In Thousands)

Proceeds from sales                  $  --             $  --            $ 3,730
Gross realized gains on sales           --                --                 --
Gross realized losses on sales          --                --                 44

4.            MORTGAGE BACKED SECURITIES

The amortized cost and estimated fair value of mortgage backed securities ("MBS") are presented below. Types of mortgage backed securities include pass through certificates ("PT's"), balloon MBS ("Balloon's"), and collateralized mortgage obligations ("CMO's"). All securities held are publicly traded.

                                                                   December 31, 2002
                                          ---------------------------------------------------------------------
                                                                      Gross             Gross        Estimated
                                                 Amortized       Unrealized        Unrealized             Fair
                                                      Cost            Gains            Losses            Value
                                                      ----            -----            ------            -----
                                                                      (Dollars In Thousands)
Available for sale
   Fixed rate FHLMC PT's                           $   957           $   49           $    --          $ 1,006
   Fixed rate FNMA PT's                                452               35                --              487
   Fixed rate GNMA PT's                                497               34                --              531
   Variable rate FNMA PT's                           3,101               50                --            3,151
   Fixed rate FHLMC balloons                         8,679               48                --            8,727
   Fixed rate CMO's:
      Agency issuance                               23,512               74              (22)           23,564
                                                   -------           ------           -------          -------

                                                   $37,198           $  290           $  (22)          $37,466
                                                   -------           ------           -------          -------

                                                                   December 31, 2001
                                          ---------------------------------------------------------------------
                                                                      Gross             Gross        Estimated
                                                 Amortized       Unrealized        Unrealized             Fair
                                                      Cost            Gains            Losses            Value
                                                      ----            -----            ------            -----
                                                                      (Dollars In Thousands)
Available for sale
   Fixed rate FHLMC PT's                           $ 1,551            $  34            $   --          $ 1,585
   Fixed rate FNMA PT's                                585               38                --              623
   Fixed rate GNMA PT's                                744               31                --              775
   Variable rate FNMA PT's                           4,629               62                --            4,691
   Fixed rate FHLMC balloons                         1,956               --                --            1,956
   Fixed rate CMO's:
      Agency issuance                               17,062               86                --           17,148
      Non Agency issuance                            3,831               35                --            3,866
                                                   -------            -----            ------          -------

                                                   $30,358            $ 286            $   --          $30,644
                                                   -------            -----            ------          -------

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000 (Continued)
--------------------------------------------------------------------------------

The following table shows the amortized cost, estimated fair value, and weighted average yield of the Company's mortgage backed securities by year of contractual maturity. Actual maturities may differ from contractual maturities due to principal prepayments, priority of principal allocation within collateralized mortgage obligations, or rights of issuers to call obligations prior to maturity.

                                                                                  December 31, 2002
                                                   -----------------------------------------------------------------
                                                                                    Estimated              Weighted
                                                              Amortized                  Fair               Average
                                                                   Cost                 Value                 Yield
                                                                   ----                 -----                 -----
                                                                              (Dollars In Thousands)
Available for sale
------------------
Due in 2008 through 2012                                        $ 9,088               $ 9,164                 3.28%
Due in 2013 and thereafter                                       28,110                28,302                 1.50%
                                                                -------               -------                 -----
                                                                $37,198               $37,466                 1.94%
                                                                =======               =======                 =====

Proceeds from and realized gains and losses on sales of mortgage backed securities available for sale are summarized as follows:

                                                                                  Year Ended December 31,
                                                   -----------------------------------------------------------------
                                                                   2002                  2001                  2000
                                                                   ----                  ----                  ----
                                                                                  (Dollars In Thousands)
Proceeds from sales                                            $  4,500              $ 12,287              $ 24,425
Gross realized gains on sales                                  $     43              $    190              $     72
Gross realized losses on sales                                 $      8              $     --              $     83

The Company from time to time pledges mortgage backed securities to the Federal Home Loan Bank as collateral for advances, to the State of California as collateral for certain deposits, to public entities as collateral for certain deposits, and to the Federal Reserve as collateral for certain customer payments. The following table details the amortized cost of mortgage backed securities pledged for various purposes:


                                                             December 31,
                                             ----------------------------------
                                                         2002             2001
                                                         ----             ----
                                                        (Dollars In Thousands)

Pledged to the Federal Home Loan Bank                $     --         $  3,831
Pledged to the State of California                     36,119           24,962
Pledged to public funds                                   376              470
Pledged to the Federal Reserve                            703            1,095
                                                     --------         --------
                                                     $ 37,198         $ 30,358
                                                     ========         ========

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000 (Continued)
--------------------------------------------------------------------------------

5.          LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable held for investment, net are summarized as follows:

                                                                                        December 31,
                                                                         ----------------------------------
                                                                                    2002              2001
                                                                                    ----              ----
                                                                                    (Dollars In Thousands)
Loans held for investment:
   Real estate loans:
      Residential one to four unit                                              $187,471          $204,829
      Multifamily five or more units                                             118,004           103,854
      Commercial and industrial                                                  140,027           109,988
      Construction                                                                69,526            38,522
      Land                                                                        24,801            11,924
                                                                                --------          --------

   Sub-total real estate loans                                                   539,829           469,117

   Other loans:
      Home equity lines of credit                                                  8,779             6,608
      Loans secured by deposits                                                      265               202
      Consumer lines of credit, unsecured                                            172               170
      Commercial term loans                                                        5,231             3,163
      Commercial lines of credit                                                  12,777             5,680
                                                                                --------          --------

   Sub-total other loans                                                          27,224            15,823

   Sub-total gross loans held for investment                                     567,053           484,940

   (Less) / Plus:
      Undisbursed construction loan funds                                        (36,683)          (12,621)
      Unamortized purchase premiums, net of purchase discounts                       848               435
      Deferred loan fees and costs, net                                           (1,127)             (202)
      Allowance for loan losses                                                   (8,162)           (6,665)
                                                                                --------          --------

Loans receivable held for investment, net                                       $521,929          $465,887
                                                                                ========          ========


The Company serviced various types of loans for others, with the principal balance amounts summarized below:

                                                         December 31,
                                      ------------------------------------------
                                            2002            2001           2000
                                            ----            ----           ----
                                                  (Dollars In Thousands)

Loans serviced for others               $ 35,328        $ 42,637       $ 62,031

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000 (Continued)
--------------------------------------------------------------------------------

Activity in the allowance for loan losses is summarized as follows:

                                                                             Year Ended December 31,
                                                                ------------------------------------------
                                                                   2002             2001              2000
                                                                   ----             ----              ----
                                                                           (Dollars In Thousands)
Balance, beginning of year                                      $ 6,665          $ 5,364           $ 3,502

Provision for loan losses                                         1,510            1,400             2,175

Charge-offs:
     Residential one to four unit real estate loans                  --               --              (371)
     Consumer lines of credit, unsecured                            (11)              (4)               --
     Commercial term loans                                          (11)              --                --
     Commercial lines of credit                                     (19)             (95)               --
                                                                -------          -------           -------

Total charge-offs                                                   (41)             (99)             (371)

Recoveries:
     Residential one to four unit real estate loans                  --               --                58
     Consumer lines of credit, unsecured                              5               --                --
     Commercial lines of credit                                      23               --                --
                                                                -------          -------           -------

Total recoveries                                                     28               --                58


Balance, end of year                                            $ 8,162          $ 6,665           $ 5,364
                                                                =======          =======           =======


The following tables summarizes the Company's recorded investment in impaired loans by type:

                                      Accrual Status                Non-Accrual Status              Total Impaired Loans
                                   -----------------------        -----------------------         -----------------------
                                                  Specific                       Specific                        Specific
                                   Principal    Allowances        Principal    Allowances         Principal    Allowances
                                   ---------    ----------        ---------    ----------         ---------    ----------
                                                                 (Dollars In Thousands)
December 31, 2002
   Residential one to four unit       $   --        $   --          $   201        $   --           $   201        $   --
   Commercial real estate                 --            --            2,264           462             2,264           462
   Land loans                             --            --              129            --               129            --
   Home equity lines of credit            --            --               49            --                49            --
                                      ------        ------          -------        ------           -------        ------

Total                                 $   --        $   --          $ 2,643         $ 462           $ 2,643        $  462
                                      ======        ======          =======         =====           =======        ======

December 31, 2001
   Residential one to four unit       $   --        $   --          $ 1,372        $   --           $ 1,372        $   --
   Commercial real estate                 --            --              851            --               851            --
   Consumer lines of credit               --            --                1            --                 1            --
   Business term loans                    --            --               28            --                28            --
                                      ------        ------          -------        ------           -------        ------

Total                                 $   --        $   --          $ 2,252        $   --           $ 2,252        $   --
                                      ======        ======          =======        ======           =======        ======

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000 (Continued)
--------------------------------------------------------------------------------

Additional information concerning impaired loans is as follows:

                                                                             2002            2001            2000
                                                                             ----            ----            ----
                                                                                       (Dollars In Thousands)
Average investment in impaired loans for the year                         $ 3,860         $ 2,304         $ 7,790
                                                                          =======         =======         =======

Interest recognized on impaired loans at December 31                      $   159         $   146         $   461
                                                                          =======         =======         =======

Interest not recognized on impaired loans at December 31                  $    18         $    46         $   110
                                                                          =======         =======         =======

Additional information concerning non-accrual loans is as follows:

                                                                             2002          2001          2000
                                                                             ----          ----          ----
                                                                                     (Dollars In Thousands)
Interest recognized on non-accrual loans at December 31                     $ 159         $ 146         $ 400
                                                                            =====         =====         =====

Interest not recognized on non-accrual loans at December 31                 $  18         $  46         $ 110
                                                                            =====         =====         =====

The Company extends loans to executive officers and directors in the ordinary course of business. These transactions were on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties and do not involve more than normal risk or unfavorable terms for the Company. An analysis of the activity of these loans is as follows:

                                                      Year Ended December 31,
                                                  ------------------------------
                                                          2002             2001
                                                          ----             ----
                                                          (Dollars In Thousands)

Credit commitments, beginning of year                   $1,960           $1,724
New term loans and lines of credit                       2,498            1,781
Repayments                                                (400)          (1,195)
Other                                                     (450)            (350)
                                                        ------           ------
Credit commitments, end of year                         $3,608           $1,960
                                                        ======           ======


Under OTS regulations, the Bank may not extend loans to one borrower ("LTOB Limit") in an amount exceeding 15% of the Bank's unimpaired capital and surplus; plus an additional 10% for loans secured by readily marketable collateral. At December 31, 2002 and 2001, the Bank's LTOB Limit was approximately $8,991,000 and $7,623,000, respectively.

The vast majority of the Company's loans are secured by real estate located in California. The Company's credit risk is therefore primarily related to the economic conditions and real estate valuations of this state. Loans are generally made on the basis of a secure repayment source, which is based on a detailed cash flow analysis; however, collateral is generally a secondary source for loan qualification. Under the Company's policy, private mortgage insurance is required for all residential real estate loans with an initial loan to value ratio greater than 80%.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000 (Continued)
--------------------------------------------------------------------------------

6.       INVESTMENT IN CAPITAL STOCK OF THE FEDERAL HOME LOAN BANK

As a member of the Federal Home Loan Bank of San Francisco, the Bank is required to own capital stock in an amount specified by regulation. As of December 31, 2002 and 2001, the Bank owned 46,792 and 29,977 shares, respectively, of $100 par value FHLB stock. The amount of stock owned at December 31, 2002 meets the most recent regulatory determination.


7.       ACCRUED INTEREST RECEIVABLE

Accrued interest receivable is summarized as follows:

                                                                                          December 31,
                                                                         ----------------------------------
                                                                                    2002              2001
                                                                                    ----              ----
                                                                                    (Dollars In Thousands)
Interest receivable on investment securities                                     $    31           $    39
Interest receivable on mortgage backed securities                                    168               161
Interest receivable on capital stock of the Federal Home Loan Bank                    47                29
Interest receivable on loans                                                       2,621             2,686
                                                                                 -------           -------

                                                                                 $ 2,867           $ 2,915
                                                                                 =======           =======



8.       PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

                                                             December 31,
                                                 -------------------------------
                                                         2002             2001
                                                         ----             ----
                                                        (Dollars In Thousands)

Land                                                   $ 3,213          $ 3,213
Buildings and improvements                               4,278            4,257
Equipment                                                2,993            3,733
                                                       -------          -------

Total, at cost                                          10,484           11,203

Less accumulated depreciation                           (3,323)          (3,585)
                                                       -------          -------

Premises and equipment, net                            $ 7,161          $ 7,618
                                                       =======          =======


Depreciation expense was $727 thousand, $663 thousand, and $441 thousand for the years ended December 31, 2002, 2001, and 2000, respectively.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000 (Continued)
--------------------------------------------------------------------------------

9.       CORE DEPOSIT INTANGIBLES

Core deposit intangibles, net, totaled approximately $0.8 million at December 31, 2002. This balance was comprised of two assets that were generated as a result of the purchase of deposit accounts by the Bank from other financial institutions in December 1996 and April 1998. Each of these assets is being amortized on a straight-line basis over seven years. At December 31, 2002, the Company had no other intangible assets or goodwill.

Additional information regarding the Company's core deposit intangibles is as follows:

                                                    Original                                   Current
                                                    Carrying          Accumulated             Carrying
                                                      Amount         Amortization               Amount
                                                      ------         ------------               ------
                                                            (Dollars In Thousands)
1996 Core Deposit Intangible
-------------------------------------
Balance at December 31, 2001                         $ 3,670              $ 2,665              $ 1,005

2002 amortization expense                                                     524
                                                                          -------

Balance at December 31, 2002                         $ 3,670              $ 3,189              $   481


1998 Core Deposit Intangible
-------------------------------------
Balance at December 31, 2001                         $ 1,096              $   587              $   509

2002 amortization expense                                                     157
                                                                          -------

Balance at December 31, 2002                         $ 1,096              $   744              $   352


Total Core Deposit Intangibles
-------------------------------------
Balance at December 31, 2001                         $ 4,766              $ 3,252              $ 1,514

2002 amortization expense                                                     681
                                                                          -------

Balance at December 31, 2002                         $ 4,766              $ 3,933              $   833

Estimated future amortization expense for the Company's core deposit intangibles as of December 31, 2002 is as follows:

                          1996                 1998
                       Deposit              Deposit
                   Acquisition          Acquisition                Total
                   -----------          -----------                -----
                                 (Dollars In Thousands)

2003                     $ 481                $ 157                $ 638
2004                        --                  157                  157
2005                        --                   38                   38
Thereafter                  --                   --                   --
                         -----                -----                -----

Total                    $ 481                $ 352                $ 833
                         =====                =====                =====

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000 (Continued)
--------------------------------------------------------------------------------

10.      DEPOSITS

Deposits are summarized as follows:

                                                            December 31,
                                              ----------------------------------
(Dollars In Thousands)                                2002                 2001
                                                      ----                 ----

Demand deposit accounts                           $ 23,549             $ 21,062
NOW accounts                                        43,629               42,557
Savings accounts                                    18,474               19,127
Money market accounts                              126,061              105,828
Certificates of deposit < $100,000                 133,795              156,351
Certificates of deposit $100,000 or more           112,826               87,414
                                                  --------             --------

                                                  $458,334             $432,339
                                                  ========             ========


The following table sets forth the maturity distribution of certificates of deposit:

                                                                            December 31, 2002
                                              -----------------------------------------------------------------
                                                           Balance               Balance
                                                         Less Than              $100,000
                                                          $100,000              And Over                 Total
                                                          --------              --------                 -----
                                                                         (Dollars In Thousands)
Three months or less                                     $  32,421             $  41,277             $  73,698
Over three through six months                               28,370                33,834                62,204
Over six through twelve months                              30,790                15,632                46,422
Over twelve months through two years                        27,761                13,831                41,592
Over two years through three years                           7,533                 3,389                10,922
Over three years                                             6,920                 4,863                11,783
                                                         ---------             ---------             ---------
                                                         $ 133,795             $ 112,826             $ 246,621
                                                         =========             =========             =========

At December 31, 2002 and 2001, respectively, total accounts with balances of $100,000 or greater in deposit products other than certificates of deposit amounted to $84,261,000 and $72,814,000.

Interest expense on deposits is summarized as follows:

                                                                            Year Ended December 31,
                                                       ----------------------------------------------------
                                                                   2002             2001              2000
                                                                   ----             ----              ----
                                                                           (Dollars In Thousands)
NOW accounts                                                    $   149          $   366           $   550
Savings accounts                                                     98              216               281
Money market accounts                                             2,419            3,452             4,040
Certificates of deposit                                           7,787           12,415            12,360
                                                                -------          -------           -------

                                                                $10,453          $16,449           $17,231
                                                                =======          =======           =======

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000 (Continued)
--------------------------------------------------------------------------------


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

A summary of advances from the FHLB and related maturities follows. All FHLB advances outstanding at December 31, 2002 and December 31, 2001 were overnight or term, bullet maturity, and non-structured advances.

                                                            December 31,
                                           ----------------------------------
Year Of Maturity                                      2002              2001
----------------                                      ----              ----
                                                     (Dollars In Thousands)

     2002                                          $    --           $13,000
     2003                                           74,000            33,000
     2004                                           12,282               282
     2005                                            1,500             1,500
     2006                                            4,800             4,800
     2010                                            1,000             1,000
                                                   -------           -------

                                                   $93,582           $53,582
                                                   =======           =======

Weighted average nominal rate                        3.02%             4.46%


Additional information concerning advances from the FHLB includes:

                                                                                           2002            2001
                                                                                           ----            ----
                                                                                          (Dollars In Thousands)
Average amount outstanding during the year                                             $ 57,355        $ 47,526

Maximum amount outstanding at any month-end during the year                            $ 93,582        $ 65,582

Weighted average interest rate during the year                                            4.25%           5.30%

Collateral pledged to secured advances from the FHLB is comprised of the following (amortized cost):

                                                                December 31,
                                                  ------------------------------
                                                          2002             2001
                                                          ----             ----
                                                          (Dollars In Thousands)

Mortgage backed securities                            $     --         $  3,831
Capital stock in the Federal Home Loan Bank              4,679            2,998
Mortgage loans                                         346,150          279,539


Other borrowings at December 31, 2002 and 2001 included certain impound accounts totaling $225 thousand and $218 thousand that bear interest at a rate of 2.00%. These accounts are used to pay various costs associated with real property, including property taxes and insurance.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000 (Continued)
--------------------------------------------------------------------------------


12.      LINES OF CREDIT

At December 31, 2002, Monterey Bay Bancorp, Inc. had a revolving line of credit from a correspondent bank of Monterey Bay Bank. The line of credit is for $3.0 million and expires on March 31, 2003. There was no balance outstanding on the line of credit at December 31, 2002. The line of credit is collateralized by eight hundred thousand shares of Monterey Bay Bancorp, Inc.'s treasury stock, which is in the custody of the correspondent bank. The line of credit contains various covenants regarding the maintenance of certain financial conditions and the provision of financial and operating information. This line of credit provides an additional source of liquidity to the Monterey Bay Bancorp, Inc. holding company.


13.      INCOME TAXES

The components of the provision for income taxes are summarized as follows:

                                                                          Year Ended December 31,
                                                       ----------------------------------------------------
                                                                   2002             2001              2000
                                                                   ----             ----              ----
                                                                          (Dollars In Thousands)
Current:
     Federal                                                    $ 3,447          $ 2,544           $ 1,889
     State                                                          944              764               652
                                                                -------          -------           -------

          Total current                                           4,391            3,308             2,541
                                                                -------          -------           -------

Deferred:
     Federal                                                       (392)            (495)             (457)
     State                                                         (221)             (26)             (138)
                                                                -------          -------           -------

          Total deferred                                           (613)            (521)             (595)
                                                                -------          -------           -------

          Provision for income taxes                            $ 3,778          $ 2,787           $ 1,946
                                                                =======          =======           =======

A reconciliation from the statutory federal income and state franchise tax rates to the consolidated effective tax rates, expressed as a percentage of income before income taxes, follows:

                                                                                      Year Ended December 31,
                                                                ----------------------------------------------------
                                                                            2002             2001              2000
                                                                            ----             ----              ----
Statutory federal income tax rate                                          35.0%            35.0%             35.0%
California franchise tax, net of federal income tax benefit                 5.0%             7.4%              7.6%
Other                                                                       0.1%             0.2%              0.9%
                                                                           -----            -----             -----

     Effective income tax rate                                             40.1%            42.6%             43.5%
                                                                           =====            =====             =====

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000 (Continued)
--------------------------------------------------------------------------------


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

                                                                                  December 31,
                                                                ----------------------------------
                                                                            2002             2001
                                                                            ----             ----
                                                                           (Dollars In Thousands)
Deferred tax assets:
     Allowance for loan losses                                           $ 3,266          $ 2,706
     Intangible assets                                                     1,174            1,057
     Unrealized loss on securities available for sale                        173               50
     Depreciation                                                            113               93
     Deferred compensation                                                    40               46
     Other                                                                    46               48
                                                                         -------          -------

          Total gross deferred tax assets                                  4,812            4,000
                                                                         -------          -------

Deferred tax liabilities:
     FHLB stock dividends                                                   (529)            (441)
     Deferred loan fees and costs                                           (220)            (217)
     Other                                                                   (14)             (28)
                                                                         -------          -------

          Total gross deferred tax liabilities                              (763)            (686)
                                                                         -------          -------

Net deferred tax asset                                                   $ 4,049          $ 3,314
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

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000 (Continued)
--------------------------------------------------------------------------------


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

The OTS maintains regulations that require the Bank to maintain a minimum regulatory tangible capital ratio (as defined) of 1.50%, a minimum regulatory core capital ratio (as defined) of 4.00% (unless the Bank has been assigned the highest composite rating under the Uniform Financial Institutions Rating System, in which case 3.00%), and a regulatory risk based capital ratio (as defined) of 8.00%. The following table presents a reconciliation as of December 31, 2002 and 2001, between the Bank's capital under accounting principles generally accepted in the United States of America ("GAAP") and regulatory capital as presently defined under OTS regulations, in addition to a review of the Bank's compliance with OTS capital requirements:

(Dollars In Thousands)
                                             Tangible Capital         Core (Tier One) Capital         Risk Based Capital
                                          ------------------------    ------------------------    ------------------------
As Of December 31, 2002                       Amount      Percent         Amount      Percent         Amount      Percent
-----------------------                       ------      -------         ------      -------         ------      -------
Capital of the Bank presented on a
    GAAP basis                              $ 52,825                    $ 52,825                    $ 52,825
Adjustments to GAAP capital to derive
    regulatory capital:
       Net unrealized loss on debt
             securities classified as
             available for sale                  248                         248                         248
       Non-qualifying intangible assets         (833)                       (833)                       (833)
       Qualifying general allowance for
             loan Losses                          --                          --                       5,640
                                            --------                    --------                    --------

Bank regulatory capital                       52,240        8.57%         52,240        8.57%         57,880       12.88%
Less minimum capital requirement               9,139        1.50%         24,371        4.00%         35,940        8.00%
                                            --------        -----       --------        -----       --------        -----
Regulatory capital in excess of minimums    $ 43,101        7.07%       $ 27,869        4.57%       $ 21,940        4.88%
                                            ========        =====       ========        =====       ========        =====

Additional information:
     Bank regulatory total assets          $ 609,279
     Bank regulatory risk based assets     $ 449,248

(Dollars In Thousands)
                                             Tangible Capital         Core (Tier One) Capital         Risk Based Capital
                                          ------------------------    ------------------------    ------------------------
As Of December 31, 2001                       Amount      Percent         Amount      Percent         Amount      Percent
-----------------------                       ------      -------         ------      -------         ------      -------
Capital of the Bank presented on a
    GAAP basis                              $ 45,597                    $ 45,597                    $ 45,597
Adjustments to GAAP capital to derive
     regulatory capital:
         Net unrealized loss on debt
         securities classified as
         available for sale                       71                          71                          71
       Non-qualifying intangible assets       (1,514)                     (1,514)                     (1,514)
       Qualifying general allowance for
         loan Losses                              --                          --                       4,871
                                            --------                    --------                    --------


Bank regulatory capital                       44,154        8.24%         44,154        8.24%         49,025       12.64%
Less minimum capital requirement               8,040        1.50%         21,440        4.00%         31,031        8.00%
                                            --------        -----       --------        -----       --------        -----
Regulatory capital in excess of minimums    $ 36,114        6.74%       $ 22,714        4.24%       $ 17,994        4.64%
                                            ========        =====       ========        =====       ========        =====

Additional information:
     Bank regulatory total assets          $ 535,998
     Bank regulatory risk based assets     $ 387,892

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000 (Continued)
--------------------------------------------------------------------------------


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

As of December 31, 2002 and 2001, the most recent notification from the OTS categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Bank must maintain minimum core capital, tier one risk based, and total risk based capital ratios as presented in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

                                                                                                            To Be Well
                                                                                                            Capitalized
                                                                                                           Under Prompt
                                                                             For Capital Adequacy           Corrective
                                                          Actual                   Purposes              Action Provisions
                                                   ---------------------     ----------------------    ----------------------
As Of December 31, 2002                               Amount      Ratio         Amount       Ratio         Amount      Ratio
-----------------------                               ------      -----         ------       -----         ------      -----
   Total Capital (to risk weighted assets)          $ 57,880     12.88%       $ 35,940       8.00%       $ 44,925     10.00%
   Tier One Capital (to risk weighted assets)         52,240     11.63%            N/A         N/A         26,955      6.00%
   Core Capital (to adjusted tangible assets)         52,240      8.57%         24,371       4.00%         30,464      5.00%
   Tangible Capital (to tangible assets)              52,240      8.57%          9,139       1.50%            N/A        N/A

As Of December 31, 2001                               Amount      Ratio         Amount       Ratio         Amount      Ratio
-----------------------                               ------      -----         ------       -----         ------      -----
   Total Capital (to risk weighted assets)          $ 49,025     12.64%       $ 31,031       8.00%       $ 38,789     10.00%
   Tier One Capital (to risk weighted assets)         44,154     11.38%            N/A         N/A         23,274      6.00%
   Core Capital (to adjusted tangible assets)         44,154      8.24%         21,440       4.00%         26,800      5.00%
   Tangible Capital (to tangible assets)              44,154      8.24%          8,040       1.50%            N/A        N/A

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

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000 (Continued)
--------------------------------------------------------------------------------


15.      COMMITMENTS AND CONTINGENCIES

The Company is involved in certain legal proceedings arising in the normal course of business. In the opinion of management, the outcomes of such proceedings should not have a material adverse effect on the Company's financial position or results of operations.

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include letters of credit, commitments to originate fixed and variable rate loans, lines of credit, and loans in process, and involve, to varying degrees, elements of interest rate risk and credit risk in excess of the amount recognized in the Consolidated Statements of Financial Condition. The Company uses the same credit policies in making commitments to originate loans and lines of credit as it does for on-balance sheet instruments.

At December 31, 2002, the Company had outstanding the following commitments to originate loans and lines of credit:

(Dollars In Thousands)                                         December 31, 2002
                                                                     Outstanding
Loan Category                                                        Commitments
------------------------------------------------------               -----------

Residential fixed rate mortgages                                        $  1,529
Residential variable rate mortgages                                        4,049
Multifamily five or more units                                             2,254
Commercial and industrial real estate                                      2,390
Construction                                                              22,081
Land                                                                         102
Home equity lines of credit                                                   42
Commercial term loans                                                      3,845
Commercial lines of credit                                                 3,150
                                                                        --------

Total                                                                   $ 39,442
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

At December 31, 2002, the Company had optional commitments totaling $4.9 million to sell fixed rate residential mortgages to various secondary market purchasers on a servicing released basis. These optional commitments do not expose the Company to financial loss in the event of non-delivery.

At December 31, 2002, the Company had made available various business, personal, and residential lines of credit totaling $37.2 million, of which the undisbursed portion was $15.6 million.

Commercial letters of credit are commitments issued by the Company to guarantee payment by one of the Company's customers, typically for the import of goods. At December 31, 2002, the Company maintained $401 thousand in outstanding commercial letters of credit. No commercial letters of credit were outstanding at December 31, 2001.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. At December 31, 2002 and 2001, the Company maintained no outstanding standby letters of credit.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000 (Continued)
--------------------------------------------------------------------------------


At December 31, 2002, the Company maintained no recourse liability for loans previously sold and did not have any losses from any recourse liabilities during 2002 or 2001.

The Company is obligated under non-cancelable operating leases for office space. Certain leases contain escalation clauses providing for increased rentals based primarily on increases in real estate taxes or on the average consumer price index. Rent expense under operating leases, included in occupancy and equipment expense, was $177 thousand, $136 thousand, and $133 thousand for the years ended December 31, 2002, 2001, and 2000, respectively. The increase in rent expense in 2002 was due to the opening of the Los Angeles loan production office.

Certain facilities are leased under the terms of operating leases expiring at various dates through the year 2005. At December 31, 2002, future minimum rental commitments under non-cancelable operating leases were as follows:

                                  (Dollars In Thousands)

2003                                                 119
2004                                                  66
2005                                                  33
Thereafter                                            --
                                                   -----

Total                                              $ 218
                                                   =====

At December 31, 2002, the Company sub-leased space within its facilities to a total of three parties. The following table presents the minimum scheduled rent obligations by the three parties under non-cancelable operating leases:

                                  (Dollars In Thousands)

2003                                                  91
2004                                                  89
2005                                                  68
Thereafter                                            --
                                                   -----

Total                                              $ 248
                                                   =====


In the normal course of business, the Company and Bank have negotiated employment agreements with the Chief Executive Officer / President and the Chief Financial Officer / Treasurer. In addition, at December 31, 2002, the Company and Bank also maintained change in control agreements with four officers. These agreements result in severance payments following certain events associated with a change in control of the Company or the Bank.

At December 31, 2002, the Company had indemnification agreements outstanding with each of the Company's Directors, the Chief Executive Officer, and the Chief Financial Officer. These agreements provide indemnification by the Company for certain claims against the Directors and Executive Officers resulting from their service to the Company.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000 (Continued)
--------------------------------------------------------------------------------


16.      EARNINGS PER SHARE

Basic Earnings Per Share ("EPS") are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. During the years 2000 through 2002, all of the Company's net income was available to common stockholders. The weighted average number of common shares outstanding for the Company is decreased in each reporting period by:

o shares associated with the Company's ESOP which have not been committed to be released

o shares associated with the Company's stock grant programs which are not yet vested to Plan participants

o the weighted average number of Treasury shares maintained by the Company during each period

The computation of Diluted EPS also considers, via the treasury stock method of calculation, the impact of shares issuable upon the assumed exercise of outstanding stock options (both incentive stock options and non-statutory stock options) and stemming from the grant of time-based stock awards under the Company's associated Plans for officers and directors. In calculating diluted earnings per share, no anti-dilutive calculations are permitted and diluted share counts are applicable only in the event of positive earnings. For the years 2000 through 2002, there was no difference in the Company's income used in calculating basic and diluted earnings per share.

The following table reconciles the calculation of the Company's Basic and Diluted EPS for the periods indicated.

                                                                              For The Year Ended December 31,
                                                                ----------------------------------------------------
(In Whole Dollars And Whole Shares)                                         2002             2001              2000
                                                                            ----             ----              ----
Net income                                                            $5,638,000      $ 3,751,000       $ 2,523,000
                                                                      ==========      ===========       ===========

Average shares issued                                                  4,492,085        4,492,085         4,492,085

Less weighted average:
   Uncommitted ESOP shares                                               (89,844)        (125,781)         (161,719)
   Non-vested stock award shares                                         (15,772)         (28,413)          (60,612)
   Treasury shares                                                    (1,016,869)      (1,062,588)       (1,158,844)
                                                                      -----------      -----------       -----------

Sub-total                                                             (1,122,485)      (1,216,782)       (1,381,175)
                                                                      -----------      -----------       -----------

Weighted average BASIC shares outstanding                              3,369,600        3,275,303         3,110,910

Add dilutive effect of:
   Stock options                                                         126,127           67,121            12,483
   Stock awards                                                            1,423              809               159
                                                                      -----------      -----------       -----------

Sub-total                                                                127,550           67,930            12,642
                                                                      -----------      -----------       -----------

Weighted average DILUTED shares outstanding                            3,497,150        3,343,233         3,123,552
                                                                      ===========      ===========       ===========

Earnings per share:

   BASIC                                                                  $ 1.67           $ 1.15            $ 0.81
                                                                          =======          =======           =======

   DILUTED                                                                $ 1.61           $ 1.12            $ 0.81
                                                                          =======          =======           =======

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000 (Continued)
--------------------------------------------------------------------------------


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

Reclassification adjustments for the change in net gains (losses) included in other comprehensive income from investment and mortgage backed securities classified as available for sale during the past three years are summarized as follows:

                                                                                   Year Ended December 31,
                                                                ----------------------------------------------------
                                                                            2002             2001              2000
                                                                            ----             ----              ----
                                                                                   (Dollars In Thousands)
Gross reclassification adjustment                                          $  35           $  190            $  (55)
Tax (expense) benefit                                                        (15)             (78)               23
                                                                           -----           ------            -------

Reclassification adjustment, net of tax                                    $  20           $  112            $  (32)
                                                                           =====           ======            =======


A reconciliation of the net unrealized gain or loss on available for sale securities recognized in other comprehensive income is as follows:

                                                                                           Year Ended December 31,
                                                                            --------------------------------------------
                                                                                     2002           2001           2000
                                                                                     ----           ----           ----
                                                                                           (Dollars In Thousands)
Holding (loss) gain arising during the year, net of tax                           $ (157)         $  665         $  513
Reclassification adjustment, net of tax                                              (20)           (112)            32
                                                                                  -------         ------         ------

Net unrealized (loss) gain recognized in other comprehensive income               $ (177)         $  553         $  545
                                                                                  =======         ======         ======

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000 (Continued)
--------------------------------------------------------------------------------


18.      STOCK BENEFIT PLANS

Stock Option Programs - The Company's stock option programs have all been approved by the Company's stockholders and provide for the issuance of options to directors and employees only, and not to any unaffiliated individuals or entities.

In 1995, the 1995 Incentive Stock Option Plan ("Stock Option Plan") was approved. Under the Stock Option Plan, the Company may grant to officers and employees of the Company and its subsidiary, the Bank, both non-statutory and incentive stock options, as defined under the Internal Revenue Code, to purchase shares of the Company's common stock.

In 1995, the 1995 Stock Option Plan For Outside Directors (the "Directors Option Plan") was also approved. Under the Directors' Option Plan, directors who are not officers or employees of the Company or Bank may be granted non-statutory stock options to purchase up to 97,929 shares of the Company's common stock.

On May 25, 2000, the stockholders of the Company approved amendments to the Stock Option Plan. These amendments included:

o an increase in the number of shares reserved for issuance under the Stock Option Plan to 660,000 shares

o an increase in the strike price of options granted under the Stock Option Plan from not less than 100% of the fair market value of the common stock on the date of grant (except that the exercise price for beneficial owners of more than 10.0% of the outstanding voting stock of the Company must be equal to 110% of the fair market value of the common stock on the date of grant) to at least 110% of the fair market value of the common stock on the date of grant for all grants occurring on or after May 25, 2000

o providing additional flexibility in the vesting schedule for both incentive and non-statutory stock options

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

As of December 31, 2002, there were 1,500 non-statutory stock options issued under the Stock Option Plan granted to an individual owning more than 10.0% of the Company's common shares then outstanding. However, restrictions contained in the Company's Articles Of Incorporation limit the combined voting power of the Company common stock owned by this individual, who was a Director of the Company at December 31, 2002, to no more than 10.0% of the total combined voting power of the Company's common stock.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000 (Continued)
--------------------------------------------------------------------------------


During the years ended December 31, 2002, 2001, and 2000, the Company did not amend the terms or conditions of any existing stock option grant. The Company has never repriced a stock option following its issuance.

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

The status of the aggregate stock options under the two Plans as of December 31, 2002, 2001, and 2000, and changes during the years then ended, are presented below. The abbreviation "FMV" represents "fair market value" and the abbreviation "N/A" represents "not applicable".

                                                                          December 31,
                                      --------------------------------------------------------------------------------------
                                                2002                          2001                          2000
                                      -------------------------     --------------------------    --------------------------
                                                      Weighted                       Weighted                      Weighted
                                                       Average                        Average                       Average
                                                      Exercise                       Exercise                      Exercise
                                           Shares        Price           Shares         Price          Shares         Price
                                           ------        -----           ------         -----          ------         -----
Options outstanding at the
   beginning of the year                  425,104       $11.02          550,236        $10.19         362,597        $10.30

Granted                                    18,500       $19.19           82,750        $15.19         197,865        $10.00
Forfeited                                  25,249       $14.43           92,271        $12.03          10,226        $10.49
Exercised                                  48,463       $10.20          115,611        $ 9.11              --        $   --
                                           ------                       -------                       -------

Options outstanding at year end           369,892       $11.31          425,104        $11.02         550,236        $10.19
                                          =======                       =======                       =======

Options outstanding at year end:
   Granted at 100% FMV                    222,242       $ 9.55          270,354        $ 9.71         464,236        $10.04
   Granted at 110% FMV                    147,650       $13.95          154,750        $13.32          86,000        $10.98
                                          -------                       -------                       -------

Total                                     369,892       $11.31          425,104        $11.02         550,236        $10.19
                                          =======                       =======                       =======

Options exercisable at year end:
   Granted at 100% FMV                    162,416       $ 9.58          184,932        $ 9.65         308,262        $ 9.65
   Granted at 110% FMV                     84,194       $13.84           70,292        $14.10          17,240        $11.76
                                          -------                       -------                       -------

Total                                     246,610       $11.04          255,224        $10.88         325,502        $ 9.76
                                          =======                       =======                       =======

Options available for future grants       143,813                       137,064                       127,543

Weighted average remaining
   contractual life of options
   outstanding at year end              5.5 years                     6.2 years                     6.6 years

Weighted average fair value for
   options granted during the year
   at 100% of FMV:                            N/A                           N/A                         $4.68

Weighted average fair value for
   options granted during the year
   at 110% of FMV:                          $6.00                         $5.08                         $4.41

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000 (Continued)
--------------------------------------------------------------------------------


The following table summarizes information about the stock options outstanding at December 31, 2002:

Options Granted At 100% Of Fair Market Value:

                                                     Weighted
                                                      Average
                                                    Remaining
Exercise                        Number       Contractual Life            Number
Price                      Outstanding               In Years       Exercisable
-----                      -----------               --------       -----------
$ 8.19                          45,000                    7.3            18,000
$ 9.10                         103,353                    2.6           103,353
$ 9.50                           9,658                    3.5             9,658
$ 9.69                           9,941                    7.2             3,974
$10.13                          40,000                    7.1            16,000
$14.80                           9,375                    5.5             7,500
$16.60                           4,915                    5.2             3,931
                               -------                                  -------

$8.19 - $16.60                 222,242                    4.8           162,416
                               =======                                  =======

Options Granted At 110% Of Fair Market Value:

                                                     Weighted
                                                      Average
                                                    Remaining
Exercise                        Number       Contractual Life            Number
Price                      Outstanding               In Years       Exercisable
-----                      -----------               --------       -----------
$ 9.90                          10,000                    7.4             4,000
$11.21                          37,400                    7.9            14,600
$11.76                          20,000                    3.7            18,344
$12.62                           8,000                    8.5             1,600
$15.88                          50,250                    4.7            43,650
$16.26                           3,000                    8.7               600
$16.64                           1,000                    9.0             1,000
$16.82                           2,000                    9.0               400
$17.09                             500                    9.1                --
$17.73                           2,000                    9.2                --
$17.81                           3,000                    9.2                --
$19.26                           1,000                    9.4                --
$20.13                           8,000                   10.0                --
$20.19                           1,000                    9.7                --
$21.89                             500                    9.9                --
                               -------                                  -------

$9.90 - $21.89                 147,650                    6.5            84,194
                               =======                                  =======

TOTAL                          369,892                    5.5           246,610
                               =======                                  =======


Stock Award Programs - The Company maintains a Performance Equity Program ("PEP") for officers and employees. The Company also maintained a Recognition and Retention Plan for Outside Directors ("RRP") that was terminated during 2000. These stock award Plans were designed to provide directors, officers, and employees with a proprietary interest in the Company in a manner designed to encourage such persons to remain with the Company and to improve the financial performance of the Company. These stock award plans were approved by the Company's stockholders.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000 (Continued)
--------------------------------------------------------------------------------


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

During 2002, 2001, and 2000, the Company utilized previously unallocated shares under the PEP to compensate certain employees for their favorable performance. These shares were granted in lieu of cash incentive compensation and vested immediately. During the years ended December 31, 2002, 2001, and 2000, the Company made no changes to the terms or conditions of existing stock award grants.

A summary of the PEP as of December 31, 2002, 2001, and 2000, and changes and related expense during the years ended on those dates, is presented below:

                                                                                 2002          2001          2000
                                                                                 ----          ----          ----
Stock awards outstanding at the beginning of the year                          17,969        35,079        30,864

Stock award activity during the year:
     Time based shares granted                                                     --            --        11,576
     Performance based shares granted                                              --            --        18,168
     Performance based shares granted in lieu of cash compensation              1,483         9,438         3,160
     Performance based shares immediately vested upon grant                    (1,483)       (9,438)       (3,160)
     Time based shares forfeited                                                 (634)       (6,329)           --
     Performance based shares forfeited                                          (849)       (3,109)       (1,129)
     Time based shares vested                                                  (2,717)       (4,298)      (11,860)
     Performance based shares vested                                           (2,000)       (3,374)      (12,540)
                                                                                -----         -----        ------

Stock awards outstanding at the end of the year                                11,769        17,969        35,079
                                                                               ======        ======        ======

Available for future awards at the end of the year                                 --            --            --
                                                                                =====         =====        ======

PEP compensation expense (Dollars In Thousands)                                 $ 100         $ 200        $  230
                                                                                =====         =====        ======

In 2000, the remaining 9,541 shares in the RRP were vested and the Company recognized $66 thousand in related compensation expenses.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000 (Continued)
--------------------------------------------------------------------------------


Employee Stock Ownership Plan and Trust - The Company established for eligible employees an Employee Stock Ownership Plan and Trust ("ESOP"), which became effective upon the conversion of the Bank from a mutual to a stock association. Employees who have been credited with at least 1,000 hours of service during a twelve month period, have attained age twenty-one, and were employed on the last business day of the calendar year are eligible to participate.

The ESOP subscribed for 8.0% (or 359,375) of the shares of Company common stock issued in the Conversion at an adjusted price of $6.40 per share. During 1995, the ESOP borrowed $2.3 million from Monterey Bay Bancorp, Inc. in order to fund the purchase of the common stock. This loan is being repaid pro-rata over an approximately ten year period concluding on December 31, 2004, with the funds for repayment primarily coming from the Bank's contributions to the ESOP over a similar time period. The loan is collateralized by the shares of common stock held by the ESOP.

As an internally leveraged ESOP, no interest income or interest expense is recognized on the loan in the consolidated financial statements of the Company. Annual principal payments of $230,000 are scheduled for the conclusion of each calendar year in conjunction with a release of shares for allocation to individual employee accounts. Shares are allocated on the basis of eligible compensation, as defined in the ESOP plan document, in the year of allocation. Benefits generally become 100% vested after three years of credited service. Employees with at least one, but fewer than three, years of credited service receive a partial vesting according to a sliding schedule. However, in the event of retirement, disability, or death, any unvested portion of benefits shall vest immediately. Any share forfeitures are allocated among participating employees in the same proportion as annual share allocations. Benefits are payable upon separation from service based on vesting status and share allocations made.

As of December 31, 2002, 287,500 shares had been cumulatively allocated to participants and committed to be released. As of December 31, 2002, the fair market value of the 71,875 unearned shares was $1.4 million based upon a closing market price per share of $19.95. The outstanding ESOP loan balance, which is not a component of the Company's consolidated financial statements, was $460 thousand at December 31, 2002.

Periodic operating expense associated with the ESOP is recognized based upon:

o    the number of Company common shares pro-rata allocated

o the fair market value of the Company's common stock at the dates shares are committed to be released

o any dividends received on unallocated shares as a reduction to periodic operating expense

The benefits expenses, not including administrative costs, related to the ESOP for the years ended December 31, 2002, 2001, and 2000 were $638 thousand, $437 thousand, and $317 thousand, respectively. At December 31, 2002 and 2001, the unearned compensation related to the ESOP was $460 thousand and $690 thousand, respectively. These amounts are shown as a reduction of stockholders' equity in the Consolidated Statements Of Financial Condition.


19.      401(K) PLAN

The Company maintains a tax deferred employee savings plan under Section 401(k) of the Internal Revenue Code. All employees are eligible to participate who are 21 years of age, have been employed by the Company for at least 30 days, and are scheduled to complete 1,000 hours of service or more per calendar year. While the 401(k) Plan allows the Company to provide periodic or matching contributions to employee accounts within the 401(k) Plan, no such contributions were made in the years 2000 through 2002.

The trust that administers the 401(k) Plan had assets of approximately $1.7 million and $1.7 million as of December 31, 2002 and 2001, respectively. None of these assets have been maintained at the Company or its subsidiary. At December 31, 2002, 401(k) Plan participants were able to invest in one or more of a total of twelve different investment alternatives at their discretion. One of the investment alternatives is the Company's common stock. The 401(k) Plan also allows participants to borrow funds, subject to certain limitations.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000 (Continued)
--------------------------------------------------------------------------------


20.      RETIREMENT PLAN

In January 2003, following Board of Director approval, the Company established a supplemental retirement plan ("Plan") covering two key executives. The Plan is a non-qualified defined benefit plan and is unfunded. The Plan has no assets, and the benefits payable under the Plan are not secured. The Plan participants are general creditors of the Company in regards to their vested Plan benefits. The Plan provides for retirement benefits upon reaching age 65, and the two participants are fully vested at the inception of the Plan.

During December 2002, the Company purchased Bank owned life insurance on the lives of the two participants. The cash surrender value of the ten life insurance policies purchased aggregated $9,036,000 at December 31, 2002. The Company intends to utilize the increase in cash surrender value of these insurance policies to fund the retirement benefit obligations. There is no accrued pension obligation included in the accompanying financial statements at December 31, 2002, as the Plan was not established until January 2003.


21.      PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

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

The condensed financial statements of Monterey Bay Bancorp, Inc. (parent company only) are summarized as follows:


CONDENSED STATEMENTS OF FINANCIAL CONDITION
                                                                 December 31,
                                                        ------------------------
                                                              2002          2001
                                                              ----          ----
                                                          (Dollars In Thousands)
ASSETS:
     Cash and due from depository institutions             $ 3,314       $ 4,619
     Other assets                                                6             1
     Investment in subsidiary                               52,825        45,597
                                                           -------       -------

          TOTAL ASSETS                                     $56,145       $50,217
                                                           =======       =======


LIABILITIES AND STOCKHOLDERS' EQUITY:
     Liabilities                                           $    42       $    55

     Stockholders' equity                                   56,103        50,162
                                                           -------       -------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $56,145       $50,217
                                                           =======       =======

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000 (Continued)
--------------------------------------------------------------------------------


CONDENSED STATEMENTS OF INCOME AND
          COMPREHENSIVE INCOME

                                                                                         Year Ended December 31,
                                                                             ---------------------------------------
                                                                                    2002         2001          2000
                                                                                    ----         ----          ----
                                                                                        (Dollars In Thousands)
Interest income:
     Interest on mortgage backed securities and investment securities             $   --       $   --        $   19
     Interest on loan receivable                                                      --           --           560
     Other interest income                                                            15          130            46
                                                                                  ------       ------        ------
          Total interest income                                                       15          130           625


Interest expense  -  borrowings                                                       10            9            31
                                                                                  ------       ------        ------


Net interest income before benefit for loan losses                                     5          121           594

Benefit for loan losses                                                               --           --          (200)
                                                                                  ------       ------        ------

Net interest income after benefit for loan losses                                      5          121           794

Loss on sale of mortgage backed securities available for sale                         --           --            79
Non-interest expense                                                                 442          612           817
                                                                                  ------       ------        ------

Loss before benefit for income taxes                                                (437)        (491)         (102)
Benefit for income taxes                                                            (180)        (202)          (42)
                                                                                  ------       ------        ------
Loss before undistributed net income of subsidiary                                  (257)        (289)          (60)

Undistributed net income of subsidiary                                             5,895        4,040         2,583
                                                                                  ------       ------        ------

Net income                                                                        $5,638       $3,751        $2,523
                                                                                  ======       ======        ======

Other comprehensive (loss) income                                                   (177)         553           545
                                                                                  ------       ------        ------

Total comprehensive income                                                        $5,461       $4,304        $3,068
                                                                                  ======       ======        ======

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000 (Continued)
--------------------------------------------------------------------------------


CONDENSED STATEMENTS OF CASH FLOWS

                                                                                         Year Ended December 31,
                                                                             ---------------------------------------
                                                                                    2002         2001          2000
                                                                                    ----         ----          ----
                                                                                          (Dollars In Thousands)
OPERATING ACTIVITIES:

   Net income                                                                    $ 5,638      $ 3,751       $ 2,523

      Adjustments to reconcile net income to net cash provided by operatingactivities:

      Undistributed net income of subsidiary                                      (5,895)      (4,040)       (2,583)
      Benefit for loan losses                                                         --           --          (200)
      Loss on sale of securities                                                      --           --            79
      Cash receipts associated with ESOP                                             230          230           460
      (Increase) decrease in other assets                                             (5)          50           473
      Tax benefit arising from stock option exercises                                130           74            --
      Other, net                                                                     178           33           138
                                                                                 -------      -------       -------

          Net cash provided by operating activities                                  276           98           890
                                                                                 -------      -------       -------

INVESTING ACTIVITIES:

   Proceeds from repayments of loans                                                  --           --         5,000
   Investment in subsidiary                                                       (1,000)        (300)       (2,100)
   Principal repayments on mortgage backed securities available for sale              --           --            49
   Proceeds from sales of mortgage backed securities available for sale               --           --         3,702
                                                                                 -------      -------       -------

         Net cash (used in) provided by investing activities                      (1,000)        (300)        6,651
                                                                                 -------      -------       -------

FINANCING ACTIVITIES:

   (Repayments) proceeds of borrowings, net                                           --           --        (2,410)
   Cash dividends paid to stockholders                                                --           --          (274)
   Sales of treasury stock for exercise of stock options                             494        1,053            --
   Purchases of treasury stock                                                    (1,075)          --        (1,251)
                                                                                 -------      -------       -------

         Net cash (used in) provided by financing activities                        (581)       1,053        (3,935)
                                                                                 -------      -------       -------

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS                                (1,305)         851         3,606

CASH & CASH EQUIVALENTS AT BEGINNING OF YEAR                                       4,619        3,768           162
                                                                                 -------      -------       -------

CASH & CASH EQUIVALENTS AT END OF YEAR                                           $ 3,314      $ 4,619       $ 3,768
                                                                                 =======      =======       =======

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000 (Continued)
--------------------------------------------------------------------------------


22.      ESTIMATED FAIR VALUES OF FINANCIAL INSTRUMENTS

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

Loans Held For Sale - Fair values of these loans are based on prices in the secondary market for similar residential mortgages.

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

Certificates Of Deposit - Fair value has been estimated by discounting the contractual cash flows using current market rates for similar time deposits with comparable remaining terms.

FHLB Advances - Fair value was estimated by discounting the contractual cash flows using current market rates offered for advances with comparable conditions and remaining terms.

Other Borrowings - Current carrying amounts approximate estimated fair value.

Off-Balance Sheet Instruments - The estimated fair values of commitments to fund loans and commercial letters of credit are estimated using the fees currently charged to enter into similar agreements, considering the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, the estimated fair values also incorporate the difference between current levels of interest rates for similar commitments and the committed rates. The fair value of such off-balance sheet instruments were not significant as December 31, 2002 and 2001 and therefore have not been included in the following table.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000 (Continued)
--------------------------------------------------------------------------------


The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

                                                                December 31, 2002               December 31, 2001
                                                            ---------------------------     ---------------------------
                                                                Carrying     Estimated          Carrying     Estimated
                                                                  Amount    Fair Value            Amount    Fair Value
                                                                  ------    ----------            ------    ----------
                                                                              (Dollars In Thousands)
ASSETS:
   Cash and cash equivalents                                    $ 11,447      $ 11,447          $ 13,079      $ 13,079
   Investment securities available for sale                        7,030         7,030             7,300         7,300
   Mortgage backed securities available for sale                  37,466        37,466            30,644        30,644
   Loans held for sale                                             1,545         1,571               713           717
   Loans receivable held for investment, net                     521,929       535,024           465,887       477,117
   FHLB stock                                                      4,679         4,679             2,998         2,998


LIABILITIES:
   Transaction deposit accounts                                  211,713       211,713           188,574       188,574
   Certificates of deposit                                       246,621       248,794           243,765       245,574
   Advances from the Federal Home Loan Bank                       93,582        95,628            53,582        55,165
   Other borrowings                                                  223           223               218           218

The fair value estimates presented herein are based upon pertinent information available to management as of December 31, 2002 and 2001. The fair value amounts have not been comprehensively reevaluated since the reporting date. Therefore, current estimates of fair value and the amounts realizable in current secondary market transactions may differ significantly from the amounts presented herein.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000 (Continued)
--------------------------------------------------------------------------------


23.      QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of quarterly results:

                                                               First         Second          Third         Fourth
                                                             Quarter        Quarter        Quarter        Quarter
                                                             -------        -------        -------        -------
                                                                   (Dollars In Thousands, Except Share Data)
Year Ended December 31, 2002:
   Interest and dividend income                           $    8,755     $    8,891     $    8,979     $    8,861
   Interest expense                                            3,405          3,328          3,184          2,990
   Provision for loan losses                                     325            385            400            400
   Non-interest income                                           512            503            490            622
   Non-interest expense                                        3,466          3,404          3,442          3,468
   Provision for income taxes                                    866            930            977          1,005
   Net income                                                  1,205          1,347          1,466          1,620

Shares applicable to Basic earnings per share              3,348,387      3,375,688      3,384,522      3,369,803
Basic earnings per share                                  $     0.36     $     0.40     $     0.43     $     0.48

Shares applicable to Diluted earnings per share            3,465,286      3,509,181      3,509,118      3,505,016
Diluted earnings per share                                $     0.35     $     0.38     $     0.42     $     0.46

Cash dividends paid per share                             $       --     $       --     $       --     $       --

                                                               First         Second          Third         Fourth
                                                             Quarter        Quarter        Quarter        Quarter
                                                             -------        -------        -------        -------
                                                                   (Dollars In Thousands, Except Share Data)
Year Ended December 31, 2001:
   Interest and dividend income                           $    9,996     $    9,710     $    9,758     $    9,267
   Interest expense                                            5,244          4,937          4,743          4,066
   Provision for loan losses                                     500            300            275            325
   Non-interest income                                           643            695            690            538
   Non-interest expense                                        3,843          3,520          3,586          3,420
   Provision for income taxes                                    450            699            787            851
   Net income                                                    602            949          1,057          1,143

Shares applicable to Basic earnings per share              3,227,241      3,262,003      3,293,853      3,318,113
Basic earnings per share                                  $     0.19     $     0.29     $     0.32     $     0.34

Shares applicable to Diluted earnings per share            3,274,559      3,300,595      3,385,556      3,412,222
Diluted earnings per share                                $     0.18     $     0.29     $     0.31     $     0.33

Cash dividends paid per share                             $       --     $       --     $       --     $       --

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000 (Continued)
--------------------------------------------------------------------------------


Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

         None.


                                    PART III


Item 10.  Directors And Executive Officers Of The Registrant.

         The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 2003, which will be filed no later than 120 days following Registrant's fiscal year end. Information concerning Executive Officers who are not Directors is also contained in Part I of this report pursuant to paragraph (b) of Item 401 of Regulation S-K in reliance on Instruction G.

Item 11.  Executive Compensation.

         The information relating to Director and Executive Officer compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 2003, excluding the Compensation Committee Report on Executive Compensation and the Stock Performance Graph, which will be filed no later than 120 days following the Registrant's fiscal year end.

Item 12.  Security Ownership Of Certain Beneficial Owners And Management.

         The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 2003, which will be filed no later than 120 days following the Registrant's fiscal year end.

Item 13.  Certain Relationships And Related Transactions.

         The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 2003, which will be filed no later than 120 days following the Registrant's fiscal year end.

Item 14.  Controls And Procedures.

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

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000 (Continued)
--------------------------------------------------------------------------------


                                     PART IV


Item 15.  Exhibits, Financial Statement Schedules, And Reports On Form 8-K.

         (a)(1)   Financial Statements

         The following consolidated financial statements of the Registrant are filed as a part of this document under Item 8, "Financial Statements and Supplementary Data."

          Independent Auditors' Report

          Consolidated Statements Of Financial Condition At December 31, 2002 And 2001.

          Consolidated Statements of Income For Each Of The Years In The Three Year Period Ended December 31, 2002.

          Consolidated Statements Of Changes In Stockholders' Equity For Each Of The Years In The Three Year Period Ended December 31, 2002.

          Consolidated Statements Of Cash Flows For Each Of The Years In The Three Year Period Ended December 31, 2002.

          Notes To Consolidated Financial Statements.


         (a)(2)   Financial Statement Schedules

         Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto under Item 8, "Financial Statements and Supplementary Data."


         (a)(3)   Management Contracts (see Item 15 (c), below)

         (b) Reports On Form 8-K Filed During The Last Quarter Of The Registrant's Fiscal Year Ended December 31, 2002

               (1) Form 8-K dated October 21, 2002. This Current Report reported the Company's financial and operating results for the three month and nine month periods ending September 30, 2002.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000 (Continued)
--------------------------------------------------------------------------------


          (c)  Exhibits   Required  by   Securities   and  Exchange   Commission
               Regulation S-K

Exhibit
Number          Description

  3.1          Certificate Of Incorporation Of Monterey Bay Bancorp, Inc. (1)

  3.4          Amended  And  Restated  Bylaws  Of  Monterey  Bay  Bancorp,  Inc.
               Effective October 24, 2002 (2)

  4.0          Stock Certificate Of Monterey Bay Bancorp, Inc. (1)

10.9           Monterey Bay Bank 401(k) Plan (1)

10.11          Monterey Bay Bank Performance Equity Program (3)

10.13 Monterey Bay Bancorp, Inc. 1995 Incentive Stock Option Plan As Amended And Restated Effective May 25, 2000 (4)

10.14          Monterey  Bay  Bancorp,  Inc.  1995 Stock Option Plan For Outside
               Directors (3)

10.21          Employment Agreement With C. Edward Holden (5)

10.22          Employment Agreement With Mark R. Andino (5)

10.23 Monterey Bay Bancorp, Inc. Form Of Indemnification Agreement Between The Company And All Directors Plus The Chief Financial Officer (2)

10.24 Monterey Bay Bank Form Of Indemnification Agreement Between The Bank And All Directors Plus The Chief Financial Officer (2)

10.26 Form Of Salary Continuation, Split Dollar, And Executive Bonus Agreement Between Monterey Bay Bancorp, Inc., Monterey Bay Bank, And Two Executive Officers Dated January 1, 2003

10.27 Form Of Change In Control Agreement Between Monterey Bay Bancorp, Inc., Monterey Bay Bank, And Five Officers Effective March 22, 2003

21 Subsidiary information is incorporated herein by reference to "Part I - Subsidiaries"

23             Consent Of Deloitte & Touche LLP, Independent Auditors

99.1           Certification  Of Chief Executive  Officer  Pursuant To 18 U.S.C.
               Section  1350,  As  Adopted   Pursuant  To  Section  906  Of  The
               Sarbanes-Oxley Act Of 2002

99.2           Certification  Of Chief Financial  Officer  Pursuant To 18 U.S.C.
               Section  1350,  As  Adopted   Pursuant  To  Section  906  Of  The
               Sarbanes-Oxley Act Of 2002

--------------------------------------------------------------------------------

      (1) Incorporated herein by reference from the Exhibits to the Registration Statement on Form S-1, as amended, filed on September 21, 1994, Registration No. 33-84272.

      (2) Incorporated herein by reference from the Exhibits to the Quarterly Report on Form 10-Q for September 30, 2002 filed on November 12, 2002.

      (3) Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Stockholders' filed on July 26, 1995.

      (4) Incorporated herein by reference from the Proxy Statement for the Annual Meeting of Stockholders' filed on April 14, 2000.

      (5) Incorporated herein by reference from the Exhibits to the Quarterly Report on Form 10-Q for March 31, 2002 filed on May 13, 2002

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           MONTEREY BAY BANCORP, INC.


Date:  March 27, 2003           By:  /s/ C. Edward Holden
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

Name                                   Title                                                     Date
----                                   -----                                                     ----
/s/ McKenzie Moss                      Chairman of the Board of Directors                        March 27, 2003
-----------------------------------                                                              --------------
McKenzie Moss

/s/ C. Edward Holden                   Vice Chairman, Director, Chief Executive Officer,         March 27, 2003
-----------------------------------                                                              --------------
C. Edward Holden President

/s/ Mark R. Andino                     Chief Financial Officer, Treasurer                        March 27, 2003
-----------------------------------    (Principal Financial and Accounting Officer)              --------------
Mark R. Andino

/s/ Rita Alves                         Director                                                  March 27, 2003
-----------------------------------                                                              --------------
Rita Alves

/s/ Josiah T. Austin                   Director                                                  March 27, 2003
-----------------------------------                                                              --------------
Josiah T. Austin

/s/ Edward K. Banks                    Director                                                  March 27, 2003
-----------------------------------                                                              --------------
Edward K. Banks

/s/ Diane S. Bordoni                   Director                                                  March 27, 2003
-----------------------------------                                                              --------------
Diane S. Bordoni

/s/ Larry A. Daniels                   Director                                                  March 27, 2003
-----------------------------------                                                              --------------
Larry A. Daniels

/s/ Steven Franich                     Director                                                  March 27, 2003
-----------------------------------                                                              --------------
Steven Franich

/s/ Stephen G. Hoffmann                Director                                                  March 27, 2003
-----------------------------------                                                              --------------
Stephen G. Hoffmann

/s/ Gary L. Manfre                     Director                                                  March 27, 2003
-----------------------------------                                                              --------------
Gary L. Manfre

                                 CERTIFICATIONS

                Certification of the Principal Executive Officer
                 (Section 302 of the Sarbanes-Oxley Act of 2002)


I, C. Edward Holden, Chief Executive Officer and President, certify that:

1. I have reviewed this annual report on Form 10-K of Monterey Bay Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain and untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and any material weakness in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

                                                By:      /s/ C. Edward Holden
                                                         -----------------------
                                                         C. Edward Holden
                                                         Chief Executive Officer
                                                         President
                                                         Vice Chairman

                Certification of the Principal Financial Officer
                 (Section 302 of the Sarbanes-Oxley Act of 2002)


I, Mark R. Andino, Chief Financial Officer and Treasurer, certify that:

1. I have reviewed this annual report on Form 10-K of Monterey Bay Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain and untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c.   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and any material weakness in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 27, 2003

                                                By:      /s/ Mark R. Andino
                                                         ------------------
                                                         Mark R. Andino
                                                         Chief Financial Officer
                                                         Treasurer