Form 10-Q
period 2003-03-31
MONTEREY BAY BANCORP INC
filed 2003-05-12
CIK 930429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

[  ]     TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ___________ to _________

                         Commission File Number: 0-24802

                           MONTEREY BAY BANCORP, INC.
             (Exact Name Of Registrant As Specified In Its Charter)

           DELAWARE                                       77-0381362
  (State Or Other Jurisdiction                         (I.R.S. Employer
  Of Incorporation Or Organization)                 Identification Number)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                    YES    NO  X
                                       ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,460,974 shares of common stock, par value $0.01 per share, were outstanding as of May 8, 2003.

                    MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

                                      INDEX

                                                                                                            PAGE
                                                                                                            ----
PART I.          FINANCIAL INFORMATION

                 Item 1.   Financial Statements

                           Condensed Consolidated Statements Of Financial Condition (unaudited)
                           As Of March 31, 2003 And December 31, 2002                                       3 - 4

                           Condensed Consolidated Statements Of Income (unaudited) For The
                           Three Months Ended March 31, 2003 And March 31, 2002                             5 - 6

                           Condensed Consolidated Statement Of Stockholders' Equity (unaudited)
                           For The Three Months Ended March 31, 2003                                          7

                           Condensed Consolidated Statements Of Cash Flows (unaudited) For The
                           Three Months Ended March 31, 2003 And March 31, 2002                             8 - 9

                           Notes To Condensed Consolidated Financial Statements (unaudited)                10 - 17

                 Item 2.   Management's Discussion And Analysis Of Financial Condition
                           And Results Of Operations                                                       18 - 48

                 Item 3.   Quantitative And Qualitative Disclosure About Market Risk                         48

                 Item 4.   Controls And Procedures                                                           48


PART II.         OTHER INFORMATION

                 Item 1.   Legal Proceedings                                                                 48

                 Item 2.   Changes In Securities                                                             48

                 Item 3.   Defaults Upon Senior Securities                                                   48

                 Item 4.   Submission Of Matters To A Vote Of Security Holders                               49

                 Item 5.   Other Information                                                                 49

                 Item 6.   Exhibits And Reports On Form 8-K                                                  49

                           (a)  Exhibits

                           (b)  Reports On Form 8-K


Signature Page                                                                                               50

Certifications Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002                                   51 - 52

                                       2

Item 1.  Financial Statements


MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
MARCH 31, 2003 AND DECEMBER 31, 2002
(Dollars In Thousands)
-------------------------------------------------------------------------------


                                                                           March 31,  December 31,
                                                                                2003          2002
                                                                            --------      --------
ASSETS

Cash and cash equivalents                                                     $9,828       $11,447
Securities available for sale, at estimated fair value:
     Investment securities (amortized cost of $7,721 and $7,719 at
          March 31, 2003 and December 31, 2002)                                7,070         7,030
     Mortgage backed securities (amortized cost of $40,057 and $37,198 at
          March 31, 2003 and December 31, 2002)                               40,278        37,466
Loans held for sale, at lower of cost or market                                  475         1,545
Loans receivable held for investment (net of allowances for loan losses of
     $8,436 at March 31, 2003 and $8,162 at December 31, 2002)               538,716       521,929
Investment in capital stock of the Federal Home Loan Bank, at cost             4,726         4,679
Accrued interest receivable                                                    3,095         2,867
Premises and equipment, net                                                    7,004         7,161
Core deposit intangibles, net                                                    663           833
Bank owned life insurance                                                      9,149         9,036
Real estate acquired via foreclosure, net                                         --           846
Other assets                                                                   4,799         4,857
                                                                            --------      --------
TOTAL ASSETS                                                                $625,803      $609,696
                                                                            ========      ========




See Notes to Condensed Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED) (Continued) MARCH 31, 2003 AND DECEMBER 31, 2002
(Dollars In Thousands)
--------------------------------------------------------------------------------


                                                                            March 31,  December 31,
                                                                                 2003          2002
                                                                             --------      --------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Non-interest bearing demand deposits                                        $  27,116     $  23,549
Interest bearing NOW checking accounts                                         41,551        43,629
Savings deposits                                                               18,539        18,474
Money market deposits                                                         143,249       126,061
Certificates of deposit                                                       247,290       246,621
                                                                             --------      --------
   Total deposits                                                             477,745       458,334
                                                                             --------      --------
Advances from the Federal Home Loan Bank and other borrowings                  88,417        93,805
Accounts payable and other liabilities                                          1,399         1,454
                                                                             --------      --------
     Total liabilities                                                        567,561       553,593
                                                                             --------      --------

Commitments and contingencies

STOCKHOLDERS' EQUITY

Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued         --            --
Common stock, $0.01 par value, 9,000,000 shares authorized;
     4,492,085 issued at March 31, 2003 and December 31, 2002;
     3,460,974 outstanding at March 31, 2003 and
     3,454,315 outstanding at December 31, 2002                                    45            45
Additional paid-in capital                                                     29,448        29,281
Retained earnings, substantially restricted                                    43,948        42,111
Unallocated ESOP shares                                                          (403)         (460)
Treasury shares designated for compensation plans, at cost (9,803 shares
     at March 31, 2003 and 11,769 shares at December 31, 2002)                    (94)         (113)
Treasury stock, at cost (1,031,111 shares at March 31, 2003 and
     1,037,770 shares at December 31, 2002)                                   (14,449)      (14,513)
Accumulated other comprehensive loss, net of taxes                               (253)         (248)
                                                                             --------      --------
     Total stockholders' equity                                                58,242        56,103
                                                                             --------      --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 625,803     $ 609,696
                                                                            =========     =========

See Notes to Condensed Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002
(Dollars In Thousands, Except Per Share Amounts)
--------------------------------------------------------------------------------



                                                                FOR THE THREE MONTHS
                                                                  ENDED MARCH 31,
                                                            ------------------------

                                                               2003             2002
                                                            -------          -------
INTEREST AND DIVIDEND INCOME:
   Loans receivable                                         $ 8,660          $ 8,314
   Mortgage backed securities                                   216              312
   Investment securities and cash equivalents                   104              129
                                                            -------          -------
         Total interest and dividend income                   8,980            8,755
                                                            -------          -------
INTEREST EXPENSE:
   Deposit accounts                                           2,133            2,813
   Advances from the FHLB and other borrowings                  675              592
                                                            -------          -------
         Total interest expense                               2,808            3,405
                                                            -------          -------
NET INTEREST INCOME BEFORE PROVISION
     FOR LOAN LOSSES                                          6,172            5,350
PROVISION FOR LOAN LOSSES                                       325              325
                                                            -------          -------
NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSSES                                          5,847            5,025
                                                            -------          -------
NON-INTEREST INCOME:
   Customer service charges                                     394              351
   Gain on sale of loans                                        123               27
   Gain on sale of real estate acquired via foreclosure         114               --
   Income from bank owned life insurance                        113               --
   Commissions from sales of noninsured products                 28               41
   Income from loan servicing                                    12               14
   Gain on sale of mortgage backed securities                     1               43
   Other income                                                  50               36
                                                            -------          -------
         Total non-interest income                              835              512
                                                            -------          -------

See Notes to Condensed Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002
(Dollars In Thousands, Except Per Share Amounts)
--------------------------------------------------------------------------------


                                                         FOR THE THREE MONTHS
                                                            ENDED MARCH 31,
                                                       ------------------------

                                                          2003             2002
                                                       -------          -------
NON-INTEREST EXPENSE:
   Compensation and employee benefits                    2,217            1,905
   Occupancy and equipment                                 390              424
   Supplies, postage, telephone, and office expenses       171              168
   Amortization of intangible assets                       170              170
   Data and item processing                                157              136
   Legal and accounting                                    126              119
   Advertising and promotion                                37               81
   Deposit insurance premiums                               19               51
   Other expense                                           333              412
                                                       -------          -------
         Total non-interest expense                      3,620            3,466
                                                       -------          -------
INCOME BEFORE PROVISION FOR
     INCOME TAXES                                        3,062            2,071

PROVISION FOR INCOME TAXES                               1,225              866
                                                       -------          -------
NET INCOME                                             $ 1,837          $ 1,205
                                                       =======          =======

EARNINGS PER SHARE:

     BASIC EARNINGS PER SHARE                           $ 0.54           $ 0.36
                                                        ======           ======

     DILUTED EARNINGS PER SHARE                         $ 0.52           $ 0.35
                                                        ======           ======

See Notes to Condensed Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2003
(Dollars And Shares In Thousands)
--------------------------------------------------------------------------------


                                                                                   Treasury
                                                                                     Shares
                                                                                     Desig-
                                                                                      nated             Accum-
                                                                                        For             ulated
                                                         Addi-              Unal-      Com-              Other
                                      Common Stock      tional            located      pen-            Compre-
                                      ------------     Paid-In  Retained     ESOP    sation  Treasury  hensive
                                     Shares   Amount   Capital  Earnings   Shares     Plans     Stock     Loss     Total
                                     ------   ------   -------  --------   ------     -----     -----     ----     -----
Balance at January 1, 2003            3,454    $  45  $ 29,281  $ 42,111   $ (460)   $ (113) $(14,513)  $ (248)  $56,103

Exercise of stock options                 7                 32                                     64                 96

Amortization of stock compensation                         135                 57        19                          211

Comprehensive income:
     Net income                                                    1,837                                           1,837

     Other comprehensive income
          (loss):

          Change in net
               unrealized loss
               on securities
               available for
               sale, net of taxes
               of ($3)                                                                                      (4)       (4)

          Reclassification
               adjustment for
               gains on
               securities available
               for sale included
               in income,
               net of taxes of ($0)                                                                         (1)       (1)
                                                                                                                 -------
     Other comprehensive income
          (loss), net                                                                                                 (5)
                                                                                                                 -------

Total comprehensive income                                                                                         1,832
                                      -----    -----  --------  --------   ------    ------  --------   ------   -------
Balance at March 31, 2003             3,461    $  45  $ 29,448  $ 43,948   $ (403)   $  (94) $(14,449)  $ (253)  $58,242
                                      =====    =====  ========  ========   ======    ======  ========   ======   =======

See Notes to Condensed Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002
(Dollars In Thousands)
--------------------------------------------------------------------------------

                                                                                     FOR THE THREE MONTHS
                                                                                        ENDED MARCH 31,
                                                                                    ---------------------

                                                                                       2003          2002
                                                                                    -------        ------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                          $ 1,837       $ 1,205

Adjustments   to  reconcile  net  income  to  net  cash  provided  by  operating activities:

Depreciation and amortization of premises and equipment                                 182           180
Amortization of intangible assets                                                       170           170
Amortization of purchase premiums, net of accretion of discounts                        512           205
Amortization of deferred loan fees and costs, net                                      (269)          (26)
Provision for loan losses                                                               325           325
Federal Home Loan Bank stock dividends                                                  (47)          (46)
ESOP expense                                                                            181           144
Compensation expense associated with stock compensation plans                            10            15
Director retainer fees paid in stock                                                     --            46
Gain on sale of mortgage backed securities                                               (1)          (43)
Gain on sale of loans held for sale                                                    (123)          (27)
Gain on sale of real estate acquired via foreclosure                                   (114)           --
Loss on sale of fixed assets                                                             --             8
Origination of loans held for sale                                                  (10,185)       (3,497)
Proceeds from sales of loans held for sale                                           11,378         3,576
(Increase) decrease in accrued interest receivable                                     (228)           23
Appreciation in bank owned life insurance                                              (113)           --
Decrease (increase) in other assets                                                      58           (46)
Decrease in accounts payable and other liabilities                                      (55)          (52)
Other, net                                                                              738          (203)
                                                                                    -------        ------
     Net cash provided by operating activities                                        4,256         1,957
                                                                                    -------        ------
CASH FLOWS FROM INVESTING ACTIVITIES:

Net increase in loans held for investment                                           (16,787)       (3,550)
Purchases of investment securities available for sale                                    --        (4,854)
Proceeds from maturities of investment securities available for sale                     --         4,850
Purchases of mortgage backed securities available for sale                          (15,156)      (14,456)
Principal repayments on mortgage backed securities available for sale                11,489         9,231
Proceeds from sales of mortgage backed securities available for sale                    513         2,732
Purchases of premises and equipment                                                     (25)          (60)
                                                                                    -------        ------

     Net cash used in investing activities                                          (19,966)       (6,107)
                                                                                    -------        ------

See Notes to Condensed Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002
(Dollars In Thousands)
--------------------------------------------------------------------------------

                                                                     FOR THE THREE MONTHS
                                                                       ENDED MARCH 31,
                                                                    ---------------------

                                                                       2003          2002
                                                                    -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase in deposits                                             19,411         3,475
Proceeds (repayments) of Federal Home Loan Bank advances, net        (5,250)           --
Proceeds (repayments) of other borrowings, net                         (138)         (200)
Purchases of treasury stock                                              --           (81)
Sales of treasury stock for exercise of stock options                    68           279
                                                                    -------       -------

     Net cash provided by financing activities                       14,091         3,473
                                                                    -------       -------

NET DECREASE IN CASH & CASH EQUIVALENTS                              (1,619)         (677)

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD                       11,447        13,079
                                                                    -------       -------

CASH & CASH EQUIVALENTS AT END OF PERIOD                            $ 9,828       $12,402
                                                                    =======       =======

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid during the period for:
     Interest on deposits and borrowings                            $ 2,655       $ 3,196
     Income taxes                                                   $ 1,250       $   800

See Notes to Condensed Consolidated Financial Statements

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 1:  Basis Of Presentation

         The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of Management, all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

         These unaudited condensed consolidated financial statements and the information under the heading "Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations" and the information under the heading "Item 3. Quantitative And Qualitative Disclosure About Market Risk" have been prepared with the presumption that users of this interim financial information have read, or have access to, the most recent audited consolidated financial statements and notes thereto of Monterey Bay Bancorp, Inc. for the fiscal year ended December 31, 2002 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

Proposed Merger Of Monterey Bay Bancorp, Inc. With Union Bank of California

         On April 8, 2003, Monterey Bay Bancorp (NASDAQ: MBBC) and UnionBanCal Corp. (NYSE: UB) jointly announced the signing of a definitive agreement and plan of merger which, if approved by the stockholders of Monterey Bay Bancorp, Inc. and by applicable regulatory authorities, will result in the purchase of the Company by UnionBanCal's subsidiary, Union Bank of California. The transaction is expected to be completed during the third quarter of 2003. The agreement provides for the MBBC stockholders to receive cash and stock consideration aggregating $96.5 million, subject to adjustment based upon various factors including the average closing price of UB common stock during a specified period of time prior to the closing of the merger.

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

         There was no difference in the numerator, net income, used in the calculation of basic earnings per share and diluted earnings per share. The denominator used in the calculation of basic earnings per share and diluted earnings per share for the three month periods ended March 31, 2003 and 2002 is reconciled in the following table. The following table also presents the calculation of the Company's Basic EPS and Diluted EPS for the periods indicated.


                                                  For The Three Months
                                                      Ended March 31,
                                               ---------------------------
(In Whole Dollars And Whole Shares)
                                                      2003            2002
                                               -----------     -----------

Net income                                     $ 1,837,000     $ 1,205,000
                                               ===========     ===========

Average shares issued                            4,492,085       4,492,085

Less weighted average:
   Uncommitted ESOP shares                         (67,383)       (103,320)
   Non-vested stock award shares                   (10,703)        (17,075)
   Treasury shares                              (1,033,051)     (1,023,303)
                                               -----------     -----------

Sub-total                                       (1,111,137)     (1,143,698)
                                               -----------     -----------

Weighted average BASIC shares outstanding        3,380,948       3,348,387

Add dilutive effect of:
   Stock options                                   141,839         115,534
   Stock awards                                      1,269           1,365
                                               -----------     -----------

Sub-total                                          143,108         116,899
                                               -----------     -----------

Weighted average DILUTED shares outstanding      3,524,056       3,465,286
                                               ===========     ===========

Earnings per share:

   BASIC                                       $      0.54     $      0.36
                                               ===========     ===========

   DILUTED                                     $      0.52     $      0.35
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

         Reclassification adjustments for realized net gains included in other comprehensive income for investment and mortgage backed securities classified as available for sale for the three month periods ended March 31, 2003 and 2002 are summarized as follows:

                                                  Three Months Ended March 31,
                                                  -----------------------------
                                                        2003              2002
                                                       -----             -----
(Dollars In Thousands)

Gross reclassification adjustment                      $   1             $  43
Tax expense                                               --               (18)
                                                       -----             -----

Reclassification adjustment, net of tax                $   1             $  25
                                                       =====             =====


         A reconciliation of the net unrealized gain or loss on available for sale securities recognized in other comprehensive income is as follows:

                                                         Three Months Ended
                                                              March 31,
                                                        --------------------
                                                         2003          2002
                                                       ------        ------
(Dollars In Thousands)

Holding loss arising during the period, net of tax     $   (4)       $  (59)
Reclassification adjustment, net of tax                    (1)          (25)
                                                       ------        ------

Net unrealized (loss) gain recognized in
     other comprehensive income                        $   (5)       $  (84)
                                                       =======       =======

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

--------------------------------------------------------------------------------


NOTE 4:  Stock Based Compensation

         At March 31, 2003, the Company had two stock option plans and one stock award plan (see Notes 5 and 6).

         The Company accounts for its stock option and stock award plans under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting For Stock-Based Compensation". This Statement establishes financial accounting and reporting standards for stock-based compensation plans. These standards include the recognition of compensation expense over the vesting period of the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No 123 also permits entities to continue to apply the provisions of Accounting Principles Board ("APB") No. 25, "Accounting For Stock Issued To Employees", and provide pro forma net earnings (loss) and pro forma net earnings (loss) per share disclosures as if the fair value based method defined in SFAS No. 123 had been applied.

         Stock-based employee compensation for the stock award plan is included in net income. The Company recognizes compensation expense for time-based stock awards based upon the fair market value of the common stock on the date of grant. The Company recognizes compensation expense for performance-based stock awards based upon the fair market value of the common stock at the earlier of the reporting date or the performance measurement date.

         The Company has elected to continue to apply the provisions of APB No. 25 and related interpretations in accounting for stock options and to continue to provide the pro forma disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, "Accounting For Stock-Based Compensation - Transition And Disclosure", in the table below. Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the fair market value of the Company's common stock at the date of grant over the amount the employee or director must pay to acquire the stock. Because the Company's stock option plans provide for the issuance of stock options at a price of no less than the fair market value at the date of grant, no compensation cost is required to be recognized for the Company's stock option plans.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

--------------------------------------------------------------------------------


         Had compensation costs for the stock options plans been determined based upon the fair value at the date of grant consistent with SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated below. The pro forma amounts presented below were calculated utilizing the Black-Scholes option pricing model, with forfeitures recognized as they occur, incorporating the assumptions detailed below.


                                                                    Three Months Ended
(Dollars In Thousands, Except Share Data)                               March 31,
                                                                    --------------------
                                                                      2003         2002
                                                                    ------       ------
Net income:
     Before recognized stock compensation expense, net of  taxes   $ 1,843      $ 1,214

     Deduct recognized stock compensation expense, net of  taxes        (6)          (9)
                                                                   -------      -------
     As reported                                                   $ 1,837      $ 1,205

     Deduct compensation expense from amortization of fair
          value of all stock options, net of taxes of $22 and $21,
          for the three months ending March 31, 2003 and 2002          (33)         (29)
                                                                   -------      -------

     Pro forma                                                     $ 1,804      $ 1,176
                                                                   =======      =======
Basic earnings per share:
     As reported                                                   $  0.54      $  0.36
                                                                   =======      =======
     Pro forma                                                     $  0.53      $  0.35
                                                                   =======      =======
Diluted earnings per share:
     As reported                                                   $  0.52      $  0.35
                                                                   =======      =======
     Pro forma                                                     $  0.51      $  0.34
                                                                   =======      =======

Shares utilized in Basic EPS calculations                        3,380,948    3,348,387
Shares utilized in Diluted EPS calculations                      3,524,056    3,465,286

         Weighted average assumptions utilized in the Black-Scholes option pricing model for all options granted in each period:

                                             Three Months Ended
                                                  March 31,
                                            ---------------------
                                              2003          2002
                                              ----          ----

Dividend Yield                               0.00%         0.00%
Expected stock price volatility             25.00%        25.00%
Average risk-free interest rate              3.54%         4.67%
Expected option lives                      8 years       8 years

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

                                                                  Stock                            Stock       Average
                                                                Options            Stock         Options      Exercise
                                Stock           Stock      Cumulatively          Options       Available      Price Of
                              Options         Options        Vested And     Cumulatively      For Future        Vested
Date                       Authorized     Outstanding       Outstanding        Exercised          Grants       Options
----                       ----------     -----------       -----------        ---------          ------       -------
December 31, 2002             757,929         369,892           246,610          244,224         143,813       $ 11.04
March 31, 2003                757,929         367,833           252,024          250,883         139,213       $ 11.07



Activity during the three months ended March 31, 2003 included:

                                   Three Months Ended
                                       March 31, 2003
                                       --------------
Granted                                         6,500
Canceled                                        1,900
Exercised                                       6,659
Vested                                         12,073

         The exercise price of individual vested stock options ranged from a low of $8.19 per share to a high of $17.81 per share as of March 31, 2003.

         Under the definitive agreement among Monterey Bay Bancorp, Inc., Monterey Bay Bank, UnionBanCal Corporation, and Union Bank of California dated April 7, 2003, the Company may not issue any additional stock options. In addition, in the event the merger contemplated by that agreement is completed, holders of Company stock options that were outstanding at April 7, 2003 will have the opportunity to exchange their stock options for an amount equal to the per share merger value minus the exercise price of each option following the effective time of the merger.

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

--------------------------------------------------------------------------------


NOTE 6:  Stock Award Plan

         The Company maintains the Performance Equity Program ("PEP") for officers and employees. Awards under the PEP typically vest over a five year time period, although in certain instances the Company has utilized unallocated or forfeited PEP shares for immediately vested stock grants in lieu of cash compensation. Awards under the PEP are both time-based and performance-based. All outstanding stock awards under the PEP vest in the event of a change in control of the Company. Compensation expense related to the PEP for the three months ended March 31, 2003 and 2002 was $10 thousand and $15 thousand. The following table summarizes the status of this plan:


                                                         Stock                              Stock
                                                        Awards             Stock           Awards
                                       Stock       Outstanding            Awards        Available
                                      Awards           And Not      Cumulatively       For Future
Date                              Authorized            Vested            Vested           Grants
----                              ----------            ------            ------           ------
December 31, 2002                    141,677            11,769           129,908               --
March 31, 2003                       141,677             9,803           131,874               --


         Activity during the three months ended March 31, 2003 included:

                     Three Months Ended
                         March 31, 2003
                         --------------
Granted                              --
Canceled                             --
Vested                            1,966

MONTEREY BAY BANCORP, INC. AND SUBSIDIARY

--------------------------------------------------------------------------------


NOTE 7:  Commitments & Contingencies

         At March 31, 2003, commitments maintained by the Company included firm commitments to originate $25.8 million in various types of loans and optional commitments to sell $4.3 million in residential mortgages on a servicing released basis. The Company maintained no firm commitments to purchase securities, to assume borrowings, or to sell securities at March 31, 2003.


NOTE 8:  Recent Accounting Pronouncements

         Effective January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The adoption of SFAS No. 146 did not have a material effect on the Company's financial position, results of operations, or cash flows.


NOTE 9:  Reclassifications

         Certain amounts in the December 31, 2002 and March 31, 2002 financial statements have been reclassified to conform to the March 31, 2003 financial statement presentation.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations


Introduction

         Discussions of certain matters in this Report on Form 10-Q may constitute forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and as such, may involve risks and uncertainties. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations, are generally identifiable by the use of words or phrases such as "believe", "plan", "expect", "intend", "anticipate", "estimate", "project", "forecast", "may increase", "may fluctuate", "may improve" and similar expressions or future or conditional verbs such as "will", "should", "would", and "could". These forward-looking statements relate to, among other things, expectations of the business environment in which Monterey Bay Bancorp, Inc. operates, the pending regulatory review of the proposed merger with Union Bank of California, the planned special meeting of stockholders to vote on the proposed merger with Union Bank of California, opportunities and expectations regarding technologies, anticipated performance or contributions from employees, projections of future performance, potential future credit experience, possible changes in laws and regulations, potential risks and benefits arising from the implementation of the Company's strategic and tactical plans, perceived opportunities in the market, and statements regarding the Company's mission and vision. The Company's actual results, performance, and achievements may differ materially from the results, performance, and achievements expressed or implied in such forward-looking statements due to a wide range of factors. These factors include, but are not limited to, changes in interest rates, general economic conditions, the demand for the Company's products and services, accounting principles or guidelines, legislative and regulatory changes, monetary and fiscal policies of the US Government, US Treasury, and Federal Reserve, real estate markets, competition in the financial services industry, retaining key personnel, performance of employees, regulatory actions, stockholder votes, changes in and utilization of new technologies, consumer and business response to news events or economic trends, and other risks detailed in the Company's reports filed with the Securities and Exchange Commission ("SEC") from time to time, including the Annual Report on Form 10-K for the fiscal year ended December 31, 2002. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.


Availability Of Information

         Reports filed with the Securities and Exchange Commission ("SEC") including proxy statements and other information can be inspected and copied at the Public Reference Section of the SEC at 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. The SEC maintains an Internet site that contains reports, proxy, and information statements and other information. The address of the site is www.sec.gov.

         Monterey Bay Bancorp, Inc. makes available free of charge through its Internet site its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The Internet site address for Monterey Bay Bancorp, Inc. is www.montereybaybank.com.

         Additional corporate information regarding Monterey Bay Bancorp, Inc. and Monterey Bay Bank is also available at the www.montereybaybank.com Internet site. This Internet site is not a part of this Quarterly Report on Form 10-Q.

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

         As announced on April 8, 2003, the Company has executed a definitive agreement and plan of merger with Union Bank of California and UnionBanCal Corporation, the holding company for Union Bank of California, to merge the Company into Union Bank of California subject to the terms of the agreement and following the receipt of regulatory approvals and the requisite vote by the Company's stockholders. The Company filed an associated Current Report on Form 8-K on April 7, 2003 with the SEC. This document is available at www.sec.gov. This document is also available on the Company's Internet site at no charge. Exhibits to the Form 8-K are a joint press release dated April 8, 2003 regarding the proposed merger and the definitive agreement and plan of merger executed on April 7, 2003.

         At March 31, 2003, the Company had $625.8 million in total assets, $539.2 million in net loans receivable, and $477.7 million in total deposits. The Company is subject to regulation by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC"). The principal executive offices of the Company and the Bank are located at 567 Auto Center Drive, Watsonville, California, 95076, telephone number (831) 768 - 4800, facsimile number (831) 722 - 6794. The Company may also be contacted via electronic mail at: INFO@MONTEREYBAYBANK.COM. The Bank is a member of the Federal Home Loan Bank of San Francisco ("FHLB") and its deposits are insured by the FDIC to the maximum extent permitted by law.

         The Company conducts business from eight full service branch offices in its primary market area in Central California, one loan production office in Los Angeles, 11 automated teller machines ("ATM's") including two stand-alone ATM's, and its administrative facilities in Watsonville, California. The Company's headquarters building in Watsonville also functions as a limited service branch office. In addition, the Company is in the process of finalizing a lease for a full service de novo branch in Pacific Grove, California, within its primary market area. The Company also supports its customers through bilingual (English / Spanish) 24 hour telephone banking, Internet banking, electronic bill payment, remote deposit capability, courier service, bank by mail, and ATM access through an array of networks including STAR, CIRRUS, and PLUS. Through its network of banking offices, the Bank emphasizes personalized service in assisting individuals, families, community organizations, and businesses in attaining their financial objectives. The Bank offers a wide complement of lending and deposit products.

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

         The Company's revenues are primarily derived from interest on its loan and mortgage backed securities portfolios, interest and dividends on its investment securities, and fee income associated with the provision of various customer services. Interest paid on deposits and borrowings typically constitutes the Company's largest type of expense. The Company's primary sources of funds are deposits, principal and interest payments on its asset portfolios, and various sources of wholesale borrowings including FHLB advances. The Company's most significant operating expenditures are its staffing expenses and the costs associated with maintaining its branch network.

Critical Accounting Policies And Significant Estimates

         The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The Company's significant accounting policies are presented in Note 1 to the Consolidated Financial Statements contained in the Company's 2002 Annual Report on Form 10-K. The Company follows accounting policies typical to the community commercial banking industry and in compliance with various regulations and guidelines as established by the Financial Accounting Standards Board ("FASB") and the Bank's primary federal regulator, the OTS.

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

         The Company utilizes estimates in its accounting for non-qualified retirement benefits. These estimates are based upon assumptions for mortality rates and interest rates. Because the scheduled payment of these benefits is many years into the future and because the benefits are limited to only two individuals, thereby eliminating statistical averaging for life expectancy, there is inherent uncertainty regarding the precise future cost of these benefits.

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

         Had compensation costs for the stock option plans been determined based upon the fair value at the date of grant consistent with SFAS No. 123, "Accounting For Stock Based Compensation", the Company's net income and earnings per share would have been reduced. The amount of the reduction for the fiscal years 2000 through 2002 is disclosed in Note 1 to the Consolidated Financial Statements contained in the 2002 Annual Report on Form 10-K, based upon the assumptions listed therein. The amount of the reduction for the three months ended March 31, 2003 and 2002 is presented in Note 4 to this Quarterly Report on Form 10-Q, based upon the assumptions listed herein.

         GAAP itself may change over time, impacting the reporting of the Company's financial activity. Although the economic substance of the Company's transactions would not change, alterations in GAAP could affect the timing or manner of accounting or reporting.

Recent Developments

         Recent regulatory, financial industry, and other developments that could have an impact upon the Company have included the following:

o Congress continues to draft legislation reforming the bankruptcy code, with the House of Representatives passing on March 19, 2003 the latest iteration of a bankruptcy reform bill. This legislation, depending upon its final form, if any, could potentially assist the Bank in collecting certain credits.

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

o The House of Representatives has held hearings regarding legislation that could materially alter the way financial institutions clear checks with each other; in general, permitting greater electronic, versus paper, interface.

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

o The House of Representatives is considering a regulatory relief bill for the financial services industry.

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

o During the first quarter of 2003, the SEC continued to implement various new rules as a result of the Sarbanes-Oxley Act of 2002. The primary impacts upon the Company from the Sarbanes-Oxley Act of 2002 will be increased reporting requirements and higher professional fees for legal and accounting services. As a highly regulated savings and loan holding company and financial institution, MBBC and the Bank were already subject to many of the types of operating restrictions and financial control requirements implemented following the passage of the Sarbanes-Oxley Act of 2002.

o Various structural reforms to the FHLB System continue to be debated by federal regulators, including the Treasury Department, which recently proposed that the FHLB System should register its stock with the SEC. There has also been debate about allowing the FHLB System to have asset securitization authority. The Federal Housing Finance Board is pursuing a plan to require enhanced disclosure for FHLB System debt offerings. Because of the wide range of proposals and possible outcomes, the Company cannot predict what effect, if any, future reforms to the FHLB System might have upon its financial condition, results of operations, or cash flows.

o MasterCard International recently settled a significant lawsuit with Wal-Mart Stores, Inc. This lawsuit involved requirements and fees associated with debit card processing. The terms of the settlement are currently confidential. The Company's debit cards are issued through MasterCard. At this time, the Company cannot predict what, if any, impact the lawsuit settlement may have upon the Company's financial condition, results of operations, or cash flows.

Strategic Plan

         The Company's strategic plan envisions transforming the Bank from a 78 year old savings & loan into a community focused commercial bank serving the financial needs of individuals, families, organizations, and businesses. The strategic plan incorporates a greater amount of income property, construction, and business lending funded with a higher percentage of transaction deposit accounts. The strategic plan also includes improvements in the Company's efficiency ratio and return on stockholders' equity, and the provision of a broader array of financial services, including additional fee-based services.

         The Company intends to continue pursuing the implementation of its strategic plan while the proposed merger with Union Bank of California is pending regulatory and stockholder approval, subject to certain operating restrictions contained within the agreement and plan of merger.


Overview Of Business Activity

         During the first quarter of 2003, the Company continued the implementation of its strategic plan. The Bank focuses on building longstanding customer relationships, investing the time and energy to get to know customers well and understand their financial objectives. Another key aspect of the transformation strategy is a significant increase in the community involvement and contributions made by the Bank, its Directors, and its employees. These efforts are facilitated by the Bank's Director of Community Relations. The Company seeks to differentiate itself from its competition through various means, particularly by providing a superior level of customer service.

         Key accomplishments during the first quarter of 2003 included:

o record quarterly net income of $1.84 million and diluted earnings per share of $0.52

o improving the Company's return on average assets to 1.20% and return on average equity to 12.73%, from 0.90% and 9.37%, respectively, during the same quarter the prior year

o the attainment of record levels of total assets, loans, deposits, and stockholders' equity at March 31, 2003

o significant progress in shifting the composition of the loan and deposit portfolios

o net interest income rose versus the same period during the prior year, due to both a larger average balance sheet fueled by increased deposits and loans and due to expanded spreads resulting from the planned change in balance sheet composition

o a further improvement in the Company's efficiency ratio, to 51.67% for the three months ended March 31, 2003

o continued maintenance of favorable credit quality, with the Company's selling it sole piece of real estate acquired via foreclosure at December 31, 2002 at a gain during the first quarter of 2003

o the Bank's visibility and relationships with community leaders and business associations continued to strengthen, as evidenced by the Bank's recently receiving the Pajaro Valley Chamber of Commerce Business Excellence Award

Changes In Financial Condition From December 31, 2002 To March 31, 2003

         Total assets increased $16.1 million (2.6%) from $609.7 million at December 31, 2002 to a record $625.8 million at March 31, 2003.

         Cash & cash equivalents decreased from $11.4 million at December 31, 2002 to $9.8 million at March 31, 2003 due to the use of cash & cash equivalents to fund expansions in the security and loan portfolios.


Securities

         Investment securities available for sale were little changed during the first three months of 2003, totaling $7.0 million at December 31, 2002 and $7.1 million at March 31, 2003. At both these dates, the Company's investment security portfolio was identically composed of two floating rate corporate trust preferred bonds rated "A" and "A-" by Standard & Poors at March 31, 2003. These corporate trust preferred securities are issued by large US financial institutions. The slight increase in balance during 2003 resulted from the mark to market adjustment for available for sale securities and, to a lesser extent, from amortization of purchase discounts.

         Mortgage backed securities available for sale increased from $37.5 million at December 31, 2002 to $40.3 million at March 31, 2003. The Company purchased Agency issued, AAA rated collateralized mortgage obligations ("CMO's") and balloon mortgage backed securities during the first quarter of 2003 to serve as collateral for certain deposits, invest available liquidity, and more effectively utilize the Company's capital position. All of the Company's CMO's at March 31, 2003 passed the Federal Financial Institutions Examination Council ("FFIEC") test for volatility. Mortgage backed security purchases during the first quarter of 2003 were of higher duration than those purchased during the prior several quarters, as the Company pursued a slight increase in its average asset duration in conjunction with its interest rate risk management program (see "Interest Rate Risk Management And Exposure").


Loans

         Loans held for sale totaled $475 thousand at March 31, 2003, down from $1.5 million at December 31, 2002. The Company sells most of its long term, fixed rate residential mortgage production into the secondary market on a servicing released basis, and purchases more interest rate sensitive loans as part of its interest rate risk management program. All loans held for sale at March 31, 2003 were matched with optional commitments to deliver such loans into the secondary market.

         Loans held for investment, net, increased from $521.9 million at December 31, 2002 to a record $538.7 million at March 31, 2003. The increase resulted from a combination of internal loan originations, including activity from the Los Angeles loan production office, and from purchases of individual income property loans from correspondent banks. In addition, during the first quarter of 2003, the Company purchased a $15.5 million pool of high credit quality, seasoned hybrid residential mortgages secured by first deeds of trust on California homes in order to better utilize the Company's capital, support the Bank's Qualified Thrift Lender ("QTL") ratio, and offset historically high loan payoff volumes stemming from the low interest rate environment. These loans were also purchased in conjunction with the Company's interest rate risk management program, as the Company sought to slightly increase its asset duration during a period of historically high prepayment speeds. The Company follows its customary underwriting policies in evaluating loan purchases and participations.

         Relatively high loan payoff volumes stemming from the low interest rate environment restrained the rate of loan portfolio growth during the first quarter of 2003, with loan payoffs during the quarter exceeding $59 million.

         Total net loans as a percentage of total assets were 86.2% at March 31, 2003, up slightly from 85.9% at December 31, 2002. The Company has targeted increasing this ratio to 90.0% as part of its strategy of supporting its interest margin, fostering economic activity in its local communities, and effectively utilizing the Bank's capital.

         The loan portfolio product mix shifted during the first quarter of 2003 in conformity with the Company's strategic plan. Residential one to four unit loans declined from 33.1% of gross loans held for investment at December 31, 2002 to 30.3% at March 31, 2003. In contrast, multifamily loans rose from 20.8% to 23.9% and construction loans increased from 12.3% to 14.1%. This change in loan mix was facilitated by the business relationship officers the Company hired over the past eighteen months and by the Los Angeles loan production office, which concentrates on income property and construction lending.

         Additional   information   regarding  loan  portfolio   composition  is
presented in the following table:

(Dollars In Thousands)                                            March 31,  December 31,
                                                                       2003          2002
                                                                  ---------     ---------
Held for investment:
   Loans secured by real estate:
      Residential one to four unit                                $ 175,942     $ 187,471
      Multifamily five or more units                                138,613       118,004
      Commercial and industrial                                     132,197       140,027
      Construction                                                   81,684        69,526
      Land                                                           23,598        24,801
                                                                  ---------     ---------

   Sub-total loans secured by real estate                           552,034       539,829

   Other loans:
      Home equity lines of credit                                     8,767         8,779
      Loans secured by deposits                                         205           265
      Consumer lines of credit, unsecured                               157           172
      Commercial term loans                                           6,515         5,231
      Commercial lines of credit                                     12,404        12,777
                                                                  ---------     ---------

   Sub-total other loans                                             28,048        27,224

   Sub-total gross loans held for investment                        580,082       567,053

   (Less) / Plus:
      Undisbursed construction loan funds                           (32,959)      (36,683)
      Unamortized purchase premiums, net of purchase discounts        1,142           848
      Deferred loan fees and costs, net                              (1,113)       (1,127)
      Allowance for loan losses                                      (8,436)       (8,162)
                                                                  ---------     ---------

Loans receivable held for investment, net                         $ 538,716     $ 521,929
                                                                  =========     =========

Held for sale:
   Residential one to four unit                                   $     475     $   1,545
                                                                  =========     =========

FHLB Stock

         The Company's investment in the capital stock of the FHLB-SF increased from $4.68 million at December 31, 2002 to $4.73 million at March 31, 2003 due to stock dividends received.


Premises and Equipment

         Premises and equipment, net, decreased from $7.2 million at December 31, 2002 to $7.0 million at March 31, 2003, as periodic depreciation and amortization exceeded new purchases. The Company does not anticipate significant premises and equipment purchases during 2003 until investments commence in the planned de novo branch in Pacific Grove, in the Company's primary market area.


Core Deposit Intangibles

         Core deposit intangibles, net, declined from $833 thousand at December 31, 2002 to $663 thousand at March 31, 2003 in conjunction with periodic amortization. Under OTS regulations, intangible assets, including core deposit premiums, reduce regulatory capital, resulting in lower regulatory capital ratios than would otherwise be the case.


Bank Owned Life Insurance

         The cash surrender value of the Bank's investment in bank owned life insurance increased by $113 thousand during the first quarter of 2003, representing a 5.0% annualized rate of return which is not subject to normal Federal and State income taxes. The insurance was purchased to fund:

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


Deposits

         Deposits increased from $458.3 million at December 31, 2002 to a record $477.7 million at March 31, 2003. This increase was primarily due to:

o the Bank's issuance of $10.8 million in brokered certificates of deposit to assist in funding expansion in the security and loan portfolios

o a $17.2 million rise in money market account balances during the first quarter of 2003

         The brokered certificates of deposit were issued for terms of 12 and 18 months to take advantage of relative value in pricing and in integration with the Company's interest rate risk management program.

         The rise in money market deposit balances resulted from a focused sales calling program that included active participation by the Bank's management team, certain customers preferring to avoid committing to term certificates of deposit in the current historically low interest rate environment, and customers building liquid balances in preparation for the payment of real estate and income taxes in April. In addition, the Company introduced two new money market accounts at the beginning of 2003: Investors Money Market and Business Money Market. Investors Money Market is a highly tiered product targeted to attract funds from money market mutual funds and brokerage firms. Business Money Market is a product designed specifically for the Bank's local commercial customers seeking an attractive return on liquid funds while also enjoying the many attractive attributes provided by the Bank, including Internet banking, global ATM access, 24 hour bilingual telephone banking, remote deposit services, and superior customer service provided by local bankers familiar with their business. Both new money market products are FDIC insured to the maximum extent permitted under FDIC regulations.

         The Company continues to pursue increases in transaction account balances as a fundamental component of its strategic plan. Transaction accounts increased from 46.2% of total deposits at December 31, 2002 to 48.2% of total deposits at March 31, 2003 despite the issuance of the $10.8 million in brokered certificates of deposit. This shift in mix contributed to the Company's reducing its weighted average cost of deposits from 2.05% during the fourth quarter of 2002 to 1.82% during the first quarter of 2003. This 23 basis point reduction in deposit cost was attained despite the historically low level of interest rates and therefore the Company's limited ability to decrease interest rates on many deposit products that are currently priced between zero and one percent.

         During 2003, the Company hired a new Director of Retail Banking and several new branch managers with significant commercial banking experience. These new employees were recruited to increase the pace of deposit generation, facilitate the change in mix of the deposit portfolio, and more effectively sell and service a broader product line, including an expanded roster of products for local businesses.

         The Company's ratio of net loans to deposits was 112.86% at March 31, 2003, declining from 114.21% at December 31, 2003. This ratio is higher than that normally targeted by the Company. The Company intends to continue actively managing this ratio by:

o    pursuing the opening of a de novo branch in Pacific Grove

o directing a significant percentage of the advertising and promotion budget to deposit generation

o selling a greater percentage of total residential loan production into the secondary market

o modifying staff incentive programs to more strongly focus on expanding deposit relationships

         Early in the second quarter of 2003, the Bank received regulatory approval from the Office of Thrift Supervision, its primary federal regulator, to open the planned branch in Pacific Grove, and was nearing the completion of lease negotiations for the site.


Borrowings

         Borrowings decreased from $93.8 million at December 31, 2002 to $88.4 million at March 31, 2003. The increase in deposits and the sale of the foreclosed property provided funding to repay certain short term borrowings. All of the Company's FHLB advances at March 31, 2003 were fixed rate, fixed term or overnight borrowings without call or put option features.

Stockholders' Equity

         Total stockholders' equity increased from $56.1 million at December 31, 2002 to a record $58.2 million at March 31, 2003 due to a combination of net income, continued amortization of deferred stock compensation, additional paid-in capital generated from the Employee Stock Ownership Plan and the Performance Equity Plan, and the exercise of 6,659 vested stock options. These factors more than offset the impact of the depreciation in the aggregate fair value of securities classified as available for sale. The Company did not repurchase any of its common stock during the first quarter of 2003, and will not repurchase any of its common stock prior to the stockholder vote on the proposed merger.

         The Company accrued its director fee expenses during the first quarter of 2003, but did not pay its directors due to the occurrence of negotiations in conjunction with the proposed merger. Since the directors have been paid in the Company's common stock for several years, the Company did not want to provide stock to its directors in advance of a potential significant announcement that would likely influence the stock price. In April 2003, the Board of Directors formally canceled the payment of director fees in common stock and authorized cash payments for all 2003 director fees.

         The Company did not declare or pay any cash dividends during the first quarter of 2003. The Company will not declare or pay any cash dividends to stockholders while the proposed merger is pending.

         Tangible book value per share increased from $16.00 at December 31, 2002 to $16.64 at March 31, 2003. The amount of increase in tangible book value per share during the first quarter of 2003 was positively impacted by the continued amortization of core deposit intangibles and the generation of additional paid-in capital resulting from the Employee Stock Ownership Plan and Performance Equity Plan.


Interest Rate Risk Management And Exposure

         The table below presents an overview of the interest rate environment during the 15 months ended March 31, 2003. The 12 MTA and 11th District Cost Of Funds Index ("COFI") are by nature lagging indices that trail changes in more responsive interest rate indices such as those associated with the Treasury or LIBOR markets.

Index / Rate (1)        12/31/01    3/31/02   6/30/02    9/30/02  12/31/02    3/31/03
----------------        --------    -------   -------    -------  --------    -------
3 month Treasury bill      1.72%      1.78%     1.68%      1.55%     1.19%      1.11%
6 month Treasury bill      1.79%      2.10%     1.74%      1.50%     1.20%      1.11%
2 year Treasury note       3.02%      3.72%     2.81%      1.68%     1.60%      1.48%
5 year Treasury note       4.30%      4.84%     4.03%      2.56%     2.73%      2.71%
10 year Treasury note      5.05%      5.40%     4.80%      3.59%     3.81%      3.80%
Target federal funds       1.75%      1.75%     1.75%      1.75%     1.25%      1.25%
Prime rate                 4.75%      4.75%     4.75%      4.75%     4.25%      4.25%
3 month LIBOR              1.88%      2.03%     1.86%      1.79%     1.38%      1.28%
12 month LIBOR             2.44%      3.00%     2.29%      1.73%     1.45%      1.28%
1 Year CMT (2)             2.22%      2.57%     2.20%      1.72%     1.45%      1.24%
12 MTA (2)                 3.48%      2.91%     2.55%      2.18%     2.00%      1.75%
COFI (2)                   3.07%      2.65%     2.85%      2.76%     2.38%      2.21%

----------------------------------------------------------------
(1) Indices / rates are spot values unless  otherwise noted.
(2) These indices / rates are monthly averages.

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

         In recent quarters, the Company has maintained a relatively balanced or neutral exposure to changes in general market interest rates as measured by potential prospective changes in net portfolio value, also referred to as market value of portfolio equity. These potential prospective changes in net portfolio value are calculated based upon immediate, sustained, and parallel shifts in the term structure of interest rates, often referred to as the "yield curve". In other words, these calculations highlight that the fair value of the Company's assets exhibits approximately the same volatility as does its liabilities. However, in addition to the overall direction of general market interest rates, changes in relative rates (i.e. the slope of the term structure of interest rates) and relative credit spreads also impact net portfolio value and the Company's profitability.

         Various interest rates increased in the first quarter of 2002 when the capital markets assumed that the Federal Reserve would not continue decreasing its benchmark interest rates. In addition, concerns about the impact of interest rates staying at such low levels for an extended period of time began to raise worries about potential future inflation, leading to a rise in longer term interest rates. At the end of the first quarter of 2002, many economists were predicting a relatively strong recovery from the US recession and were forecasting increases of 100 basis points or more in the target federal funds rate by the end of the year. In March 2002, the Dow Jones Industrial Average had recovered the losses that occurred in September 2001, with the Index again closing over 10,500. By the end of the first quarter, the Treasury curve had become significantly steeper, with the differential between the target federal funds rate and the 2 year Treasury Note bond equivalent yield at 197 basis points. Steep yield curves are generally beneficial for financial institutions, including the Bank, as greater income is derived from short term maturity mismatches and as customer demand often shifts toward adjustable mortgages due to the rate differential between adjustable and fixed rate loans.

         Most interest rates reversed course and declined during the final three quarters of 2002. This trend was amplified in the fourth quarter of 2002, when the Federal Reserve decreased the target federal funds rate by 50 basis points. This rate cut was generally in excess of that anticipated by the capital markets, as the Federal Reserve aggressively sought to reinvigorate economic growth. Among the factors leading to the reduction in interest rates during the final three quarters of 2002 were:

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

o ongoing international tensions encouraging "flight to quality" investments by certain capital markets participants

o a steadily rising US unemployment rate during the fourth quarter of 2002, with the rate peaking at 6.00% for December 2002

o increasing discussion of new rounds of rate cuts by the Federal Reserve in the latter half of 2002, facilitated by low measured inflation and a lack of inflationary pressures stemming from higher rates of unemployment and continuing jobless claims, low capacity utilization at factories, and a general lack of pricing power reinforced by high levels of global competition

o    significant  weakness  across  certain  industries,   especially  airlines,
     technology, and telecommunications companies

         Most interest rates declined further during the first quarter of 2003, in many cases reaching levels not seen in decades. The US-led invasion of Iraq and concerns over other international issues, including North Korea's nuclear program, spurred additional "flight to quality" investments by certain capital markets participants. Continuing jobless claims remained high throughout the first quarter of 2003, highlighting the difficulty experienced by many laid-off individuals in finding new work.

         At various times during the first quarter of 2003, the federal funds futures market anticipated additional rate cuts by the Federal Reserve. Among the topics evaluated by capital markets participants was the potential slowing of the residential mortgage refinance boom, which had significantly increased consumer disposable income over the past year and often provided liquidity via "cash-out" loans. If that source of economic stimulus were to diminish, the Federal Reserve might determine to cut its benchmark interest rates again and possibly conduct open market transactions to inject liquidity into the economy and adjust the term structure of interest rates.

         The low nominal level of interest rates in effect in 2002 and in the first quarter of 2003 presented a particular challenge to the Company, as the rates on its NOW and Savings deposit accounts were already at low levels by the end of 2001 and could not be decreased to the same extent as declines in many capital markets interest rates. The Company addressed this issue through its asset / liability management program, whereby decisions regarding pricing, promotion, and incentives are integrated with tactical transactions to moderate the Company's exposure to changes in interest rates.

         The Treasury yield curve was significantly flatter at March 31, 2003 than one year earlier, with the differential between the target federal funds rate and the 2 year Treasury Note bond equivalent yield declining from 197 basis points at March 31, 2002 to 23 basis points at March 31, 2003. Similarly, the differential between the bond equivalent yield on five year and three month Treasury securities decreased from 306 basis points at March 31, 2002 to 160 basis points at March 31, 2003. Thus, in general, the interest rate environment during the first quarter of 2003 was less favorable to the Company than during the first quarter of 2002.

         Should the Federal Reserve determine to decrease interest rates further during 2003, Management is uncertain regarding potential impacts. Behaviors by borrowers, depositors, and the capital markets in extremely low interest rate environments have not been tested in a modern economy with great ease of funds mobility and unparalleled information availability through the Internet and other technological means. During the first quarter of 2003, many money market mutual funds were paying rates of less than 1.00%, and the fixed rate annuity market was being adversely impacted by the presence of interest rate floors established at the state level, with such state regulation generally not anticipating that interest rates might fall to such low nominal levels. Further decreases in interest rates could encourage some consumers to adopt new behaviors and investment strategies, including pursuing investment alternatives other than federally insured deposit accounts, in search of higher yields.

         The divergence of the COFI index during much of 2002, as presented in the above table, from other capital markets interest rates may have been in part caused by the payment of deposit rates significantly above market by two very large thrifts with operations in the 11th Federal Home Loan Bank District - the largest component of which is California.

         The historically low interest rate environment during the first quarter of 2003 contributed to a significant rise in loan prepayments, which in turn decreased the average duration of certain asset portfolios, particularly residential hybrid mortgages. The surge in prepayment speeds also impacted the security portfolio, with the duration of the Company's CMO's in particular declining, which unfavorably impacted effective yields due to the Company's basis in these securities exceeding par. In response to the rise in prepayment speeds, the Company redirected its security and loan purchases during the first quarter of 2003 to slightly higher duration assets (e.g. 5 year fixed rate residential hybrid loans and seven year fixed rate balloon mortgage backed securities) in order to avoid having the aggregate interest rate risk profile shift to materially net asset sensitive during a period of soft to declining interest rates.

         The weighted average remaining term of the Company's certificate of deposit portfolio increased from 228 days at December 31, 2001 to 293 days at December 31, 2002 to 319 days at March 31, 2003. This shift was due to certain customers seeking longer term certificates of deposit in order to obtain a given interest rate and because of the Company's marketing of longer term certificates of deposit in order to provide an extended window in which to expand customer relationships. In order to avoid having this trend in the duration of the certificate of deposit portfolio contribute to a shift towards a significantly net asset sensitive interest rate risk position, the Company in recent quarters has utilized relatively short term borrowings versus the longer term borrowings historically pursued by the Company.

         Despite the need for an increase in asset duration during the first quarter of 2003, the Company continued selling the vast majority of its long term, fixed rate residential mortgage production into the secondary market on a servicing released basis. Long term, fixed rate assets are relatively more challenging to match fund, and therefore can expose the Company to interest rate risk in rising interest rate environments.

         The analytical results of the Company's interest rate risk modeling have been empirically validated over the past several years, as the interest margin has remained stable or expanded during periods of both rising and falling general market interest rates. The expansion in interest margin over the past several years has been significantly impacted by the implementation of the strategic plan, in addition to being influenced by the interest rate environment.

         The aforementioned and other tactical and strategic actions were conducted as part of the Company's interest rate risk management program. At this time, the Company is targeting a balanced to slightly net liability sensitive interest rate risk profile. Management has, however, recently discussed shifting the Company's interest rate risk profile to very slightly net asset sensitive at some point in the future in preparation for a return to an increasing interest rate environment. Management believes it unlikely that interest rates will remain at historically low levels, with negative real federal funds, for an extended period of time.

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

         At March 31, 2003, the Company had $9.8 million in cash and cash equivalents, available borrowing capacity in excess of $155.0 million at the FHLB-SF, $8.0 million in unpledged securities, and a significant volume of residential mortgages that could be securitized, liquidated, or used in collateralized borrowings in order to meet future liquidity requirements.

         The State of California is the Bank's largest single depositor, with $28.0 million in certificates of deposit placed in the Bank as of March 31, 2003. Should the State of California not renew these certificates of deposit upon maturity, replacement funding would likely be more costly. The maturity dates for the State of California certificates of deposit are staggered to avoid a concentration of repricing and funding risk. The Bank's second largest depositor is a $20.0 million brokered CD that matures in May 2003.

         MBBC and the Bank have each entered into several Master Repurchase Agreements to permit securities sold under agreements to repurchase transactions with a number of counterparties. In addition, at March 31, 2003, the Bank maintained $39.5 million in unsecured federal funds lines of credit from five correspondent financial institutions. However, there can be no assurance that funds from these lines of credit will be available at all times, or that the lines will be maintained in future periods.

         During April 2003, the Bank arranged for an $11.0 million increase (to $26.0 million) in a federal funds line of credit from a correspondent bank and added term (in addition to overnight) federal fund borrowings as allowable under this line. The Bank is able to issue wholesale "DTC" certificates of deposit through five investment banking firms as an additional source of liquidity.

         At March 31, 2003, MBBC on a stand alone basis had cash & cash equivalents of $3.3 million. In addition, MBBC had no outstanding balance on a $4.0 million committed revolving line of credit. MBBC obtained a $1.0 million increase in this committed revolving line of credit (i.e. from $3.0 million to $4.0 million) during the first quarter of 2003. This line of credit is scheduled to mature at the end of March 2004 and is collateralized by shares of Treasury stock.

         At March 31, 2003, the Bank maintained $25.8 million in commitments to originate loans and lines of credit. Management anticipates that the Bank will have sufficient funds available to meet these commitments, not all of which will necessarily be originated or drawn upon.


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


         As of March 31, 2003, the most recent notification from the OTS categorized the Bank as "well capitalized". There are no conditions or events since that notification that Management believes have changed the Bank's category. The following table summarizes the capital ratios required for an institution to be considered "well capitalized" and the Bank's regulatory capital at March 31, 2003 as compared to such ratios.

                                           Core Capital              Core Capital To             Total Capital To
                                           To Adjusted                Risk-weighted               Risk-weighted
(Dollars In Thousands)                     Total Assets                   Assets                      Assets
                                      -----------------------     -----------------------     -----------------------
                                         Balance     Percent         Balance     Percent         Balance     Percent
Bank regulatory capital                 $ 54,468       8.71%        $ 54,468      11.75%        $ 60,289      13.00%
Well capitalized requirement              31,271       5.00%          27,816       6.00%          46,360      10.00%
                                        --------       -----        --------       -----        --------      ------

Excess                                  $ 23,197       3.71%        $ 26,652       5.75%        $ 13,929       3.00%
                                        ========       =====        ========       =====        ========      ======

Adjusted assets                         $625,418                    $463,600                    $463,600
                                        ========                    ========                    ========

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

         The following table summarizes these regulatory capital requirements for the Bank. As indicated in the table, the Bank's capital levels at March 31, 2003 exceeded all three of the currently applicable minimum regulatory capital requirements.

                                                    Percent Of
                                                      Adjusted
(Dollars In Thousands)                                   Total
                                   Amount               Assets
                                   ------               ------
Tangible Capital

Regulatory capital                $54,468                8.71%
Minimum required                    9,381                1.50%
                                  -------                ----

Excess                            $45,087                7.21%
                                  =======                ====


Core Capital

Regulatory capital                $54,468                8.71%
Minimum required                   25,017                4.00%
                                  -------                ----

Excess                            $29,451                4.71%
                                  =======                ====


                                                    Percent Of
                                                         Risk-
                                                      Weighted
                                   Amount               Assets
                                   ------               ------
Risk-based Capital

Regulatory capital                $60,289               13.00%
Minimum required                   37,088                8.00%
                                  -------                ----

Excess                            $23,201                5.00%
                                  =======                ====


         At March 31, 2003, the Bank's regulatory capital levels exceeded the thresholds required to be classified as a "well capitalized" institution. The Bank's regulatory capital ratios detailed above do not reflect the additional capital (and assets) maintained by MBBC. Management believes that, under current regulations, the Bank will continue to meet its minimum capital requirements. However, events beyond the control of the Bank, such as changing interest rates or a downturn in the economy or real estate markets in the areas where the Bank has most of its loans, could adversely affect future earnings and, consequently, the ability of the Bank to meet its future minimum regulatory capital requirements.

Asset Quality / Credit Profile


Non-performing Assets

         The following table sets forth information regarding non-performing assets at the dates indicated.

(Dollars In Thousands)                                                   March 31, 2003       December 31, 2002
                                                                         --------------       -----------------
Outstanding Balances Before Valuation Reserves
Non-accrual loans                                                               $ 2,578                 $ 2,643
Loans 90 or more days delinquent and accruing interest                               --                      --
Restructured loans in compliance with modified terms                                342                      --
                                                                                -------                 -------

Total gross non-performing loans                                                  2,920                   2,643

Investment in foreclosed real estate before valuation reserves                       --                     846
Repossessed consumer assets                                                          --                      --
                                                                                -------                 -------

Total gross non-performing assets                                               $ 2,920                 $ 3,489
                                                                                =======                 =======

Gross non-accrual loans to total loans                                            0.47%                   0.50%
Gross non-performing loans to total loans                                         0.53%                   0.50%
Gross non-performing assets to total assets                                       0.47%                   0.57%
Allowance for loan losses                                                       $ 8,436                 $ 8,162
Allowance for loan losses to non-performing loans                               288.90%                 308.82%
Valuation allowances for foreclosed real estate                                 $    --                 $    --

         Non-accrual loans at March 31, 2003 are detailed in the following table:

(Dollars In Thousands)                                       Number               Principal Balance
                                                                 Of                  Outstanding At
Category Of Loan                                              Loans                  March 31, 2003
----------------                                              -----                  --------------
Residential mortgage one to four units                            1                         $   199
Commercial & industrial real estate                               1                           2,250
Land                                                              1                             129
                                                                ---                         -------
Total                                                             3                         $ 2,578
                                                                ===                         =======

         Non-accrual loans decreased from $2.64 million at December 31, 2002 to $2.58 million at March 31, 2003 primarily due to the first quarter 2003 charge-off of a home equity line of credit with a principal balance of $49 thousand. The Company is continuing to pursue collection of this credit, and has filed formal legal action in this regard.

         Non-accrual loans at March 31, 2003 included a $2.25 million commercial real estate mortgage. This credit is a participation loan where the Bank is not the lead financial institution. The loan is secured by a first deed of trust on a hotel / resort located within the Company's primary market area and by a first deed of trust on a residential lot located in California. The borrowers are directly personally indebted. The hotel / resort has experienced limited cash flow, having been adversely impacted by the decline in tourism and travel over the past two years, which in turn has been unfavorably affected by the slow pace of national economic growth and by concerns regarding possible terrorist actions. Recent concerns regarding the SARS virus could further negatively impact travel and tourism, and therefore unfavorably affect the hospitality industry.

       At March 31, 2003, the Company maintained a $520 thousand specific reserve for this hotel / resort loan, based upon estimated net proceeds following foreclosure and sale. This specific reserve increased from $462 thousand at December 31, 2002 due to the borrower's failure to pay all real estate taxes when due. Real estate taxes generate a lien on the property superior to the lien of the Company. Although the loan was current in its payments at March 31, 2003, the Company continues to maintain the loan on non-accrual status due to concern about the future net cash flow of the hotel / resort, particularly in light of the status of the economy, the tourism industry, and the outlook for business travel activity. These factors also create particular volatility in the market value of the hotel / resort.

         Non-accrual loans at March 31, 2003 also included:

o    a residential mortgage with a principal balance of $199 thousand

o    a $129 thousand loan secured by a first deed of trust on residential land

       The $199 thousand residential mortgage was fully reinstated during the first quarter of 2003, but was maintained on non-accrual status at March 31, 2003 because of prior chronic delinquency. The $129 thousand loan secured by residential land was paid off in full early in the second quarter of 2003.

         At December 31, 2002, the Company had one foreclosed property with a book value of $846 thousand. This property was a custom single family home that was sold during the first quarter of 2003, with the Company realizing a $114 thousand gain on sale. The Company did not provide financing in conjunction with the sale of the foreclosed property. The Company owned no real estate acquired via foreclosure at March 31, 2003.

         Non-performing loans at March 31, 2003 included $342 thousand in loans to a commercial banking customer that were restructured during the first quarter of 2003. This customer, located in the Company's primary market area, recently made significant capital investments to support the long term growth of the business, and in so doing experienced reduced liquidity. In conjunction with the restructure, the Company obtained additional real estate collateral.


Criticized And Classified Assets

         The following table presents information concerning the Company's criticized ("OAEM") and classified ("substandard" and lower) assets. The category "OAEM" refers to "Other Assets Especially Mentioned", or those assets that present indications of potential future credit deterioration.


(Dollars In Thousands)          OAEM     Substandard     Doubtful       Loss       Total
                             -------     -----------     --------      -----     -------
December 31, 2002            $ 4,899         $ 3,771         $ --      $ 462     $ 9,132
March 31, 2003               $ 4,593         $ 2,874         $ --      $ 520     $ 7,987


         Classified assets as a percent of stockholders' equity decreased from 7.55% at December 31, 2002 to 5.83% at March 31, 2003. The decrease in substandard assets from December 31, 2002 to March 31, 2003 was primarily due to the sale of the Company's sole property acquired via foreclosure.

         The amounts classified as "Loss" in the prior table are associated with the specific reserve for the $2.25 million commercial real estate mortgage secured by a hotel / resort located in the Company's primary market area, as described above under "Non-performing Assets". The remainder of this $2.25 million loan is classified as substandard. Substandard assets as of March 31, 2003, as presented in the table above, also include:

o The Company's other non-accrual and non-performing loans as described above under "Non-performing Assets".

o A total of $322 thousand in commercial loans to a corporation whose sole stockholder has recently emerged from personal bankruptcy. The borrower has recently reaffirmed his guarantee of the loans and provided an additional deed of trust to enhance the Company's collateral position. These loans were current in their payments as of early May 2003.

o A total of $120 thousand in commercial loans to a corporation in the Company's primary market area that has recently experienced losses. The loans were current at March 31, 2003 and in early May 2003. The borrower is presently seeking alternative financing. The loans are secured by business assets, including accounts receivable, inventory, and equipment.


         Criticized loans at March 31, 2003 included:

o A $1.7 million residential mortgage in the Company's primary market area where the borrowers have repeatedly failed to make timely payments, but have also repeatedly reinstated to avoid foreclosure. This loan was current in its payments as of early May 2003.

o A $1.3 million mortgage, current in its payments at March 31, 2003, secured by a motel located in the Silicon Valley area of the San Francisco Bay Area. The motel's cash flow has been unfavorably impacted by the economic difficulties being experienced in the technology industry and by a reduction in business travel in general. Despite the difficulties experienced by the motel, however, the borrowers have consistently made timely loan payments.

o A total of $256 thousand in commercial loans to a winery located in the Company's primary market area. The winery has recently continued to experience financial difficulty, resulting in sporadic late payments. The loans were delinquent at March 31, 2003 and continued to be delinquent through early May 2003. Historically, the borrowers have been cooperative. The loans are well secured by real estate.

o A total of $126 thousand in commercial loans to a business in the Company's primary market area. The President of a significant customer of this business, with a relatively large account payable to the Company's borrower, recently died, resulting in delayed payment and a potential collection loss. The loans were current in their payments at March 31, 2003 and in early May 2003. The loans are secured by business assets, including accounts receivable, inventory, and equipment.

Impaired Loans

         At March 31, 2003, the Company had total gross impaired loans, before specific reserves, of $2.9 million, constituting six credits. Specific reserves on these $2.9 million in impaired loans totaled $520 thousand. This compares to total gross impaired loans of $2.6 million, with associated specific reserves of $462 thousand, at December 31, 2002. Interest is accrued on impaired loans on a monthly basis except for those loans that are 90 or more days delinquent or those loans which are less than 90 days delinquent but where Management has identified concerns regarding the collection of the credit. For the three months ended March 31, 2003, accrued interest on impaired loans was $2 thousand and interest of $43 thousand was received in cash. The average balance of impaired loans during the three months ended March 31, 2003 was $2.9 million. If all non-accrual loans had been performing in accordance with their original loan terms, the Company would have recorded interest income of $50 thousand during the three months ended March 31, 2003, instead of interest income actually recognized, based on cash payments, of $34 thousand.


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

         The allowance for loan losses is comprised of three primary types of allowances:

1.       Formula Allowance

Formula allowances are based upon loan loss factors that reflect Management's estimate of the inherent loss in various segments of, or pools within, the loan portfolio. The loss factor is multiplied by the portfolio segment (e.g. multifamily permanent mortgages) balance (or credit commitment, as applicable) to derive the formula allowance amount. The loss factors are updated periodically by the Company to reflect current information that has an effect on the amount of loss inherent in each segment. The formula allowance at March 31, 2003 was $7.2 million, compared to $7.0 million at December 31, 2002.

2.       Specific Allowance

Specific allowances are established in cases where Management has identified significant conditions or circumstances related to an individually impaired credit. In other words, these allowances are specific to the loss inherent in a particular loan. The amount for a specific allowance is calculated in accordance with SFAS No. 114, "Accounting By Creditors For Impairment Of A Loan". The Company had $520 thousand in specific allowance at March 31, 2003, compared to $462 thousand at December 31, 2002.

3.       Unallocated Allowance

The Company maintains an unallocated loan loss allowance that is based upon Management's evaluation of conditions that are not directly measured in the determination of the formula and specific allowances. The evaluation of inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or historical performance of loan portfolio segments. The conditions evaluated in connection with the unallocated allowance at March 31, 2003 included the following, which existed at the balance sheet date:

o general business and economic conditions affecting the Company's key lending areas

o    real estate values in California

o    loan volumes and concentrations

o    seasoning of the loan portfolio

o    status of the current business cycle

o    specific industry or market conditions within portfolio segments


The unallocated allowance at March 31, 2003 was $716 thousand, compared to $661 thousand at December 31, 2002.


         The following table presents activity in the Company's allowance for loan losses during the three months ended March 31, 2003 and March 31, 2002:


                                                                           Three Months Ended March 31,
                                                                       ---------------------------------
                                                                              2003                 2002
                                                                           -------              -------
Allowance For Loan Losses                                                       (Dollars In Thousands)
Balance at beginning of year                                               $ 8,162              $ 6,665

   Charge-offs:
      Home equity lines of credit                                              (49)                  --
      Consumer lines of credit, unsecured                                       (3)                  (8)
      Commercial term loans                                                     --                  (30)
                                                                           -------              -------
   Total charge-offs                                                           (52)                 (38)

   Recoveries:
      Consumer lines of credit, unsecured                                       --                    4
      Commercial term loans                                                      1                   --
      Commercial lines of credit                                                --                    2
                                                                           -------              -------
   Total recoveries                                                              1                    6

   Provision for loan losses                                                   325                  325
                                                                           -------              -------

Balance at March 31                                                        $ 8,436              $ 6,958
                                                                           =======              =======

Annualized ratio of net charge-offs during the period to average
   loans receivable, net, outstanding during the period                      0.04%                0.03%

                                       37

         Additional ratios applicable to the allowance for loan losses include:

                                                                              March 31, 2003      December 31, 2002
                                                                              --------------      -----------------
Allowance for loan losses as a percent of non-performing loans                       288.90%                308.82%

Allowance  for  loan  losses  as a  percent  of gross  loans  receivable  net of undisbursed loan funds and unamortized yield
     adjustments                                                                       1.54%                  1.54%

Allowance for loan losses as a percent of classified assets                          248.56%                192.82%

         The $716 thousand in unallocated allowance at March 31, 2003 reflected the consideration of the following factors, as well as the more general factors listed above in conjunction with the definition of the unallocated allowance:

o The adverse effects of a decline in tourism and business travel impacting the local economies in Santa Cruz and Monterey counties, with a concomitant impact upon net cash flows for local commercial enterprises and commercial real estate properties, particularly those associated with the hospitality industry. Recent reports indicate a national rise in delinquency rates for loans secured by hotels, with the hospitality industry in general suffering from higher vacancy rates and / or discounted room rates. This impact could be in the range of $100 thousand to $300 thousand.

o The adverse impacts of the weak technology and telecommunications industries upon commercial real estate values. The Company's primary lending area is near the Silicon Valley area of the San Francisco Bay Area, which has been impacted by the slump in various telecommunications, technology, and technology related businesses. The unemployment rate for Santa Clara County, at the heart of Silicon Valley, was recently reported to be 8.4%. Recent reports indicate a rise in office vacancy rates and a decline in rental rates for office space in multiple markets within the greater San Francisco Bay Area. This impact could be in the range of $100 thousand to $1.2 million.

o Recent reports of selected areas of soft or declining apartment rents in Northern California resulting from reduced employment, weakness in the technology and telecommunications industries, and a strong home purchase market. The soft or declining rents could lead to decreased multifamily property values. This impact could be in the range of $100 thousand to $900 thousand.

         As subsequently discussed (see "Provision For Loan Losses"), the Company recorded the same level of provisions for loan losses during the first quarters of 2003 and 2002. The primary factor leading to the provision for loan losses during the first quarter of 2002 was the need to establish a $754 thousand specific reserve for the hotel / resort loan described above under "Non-performing Assets". Key factors leading to the provision for loan losses during the first quarter of 2003 included loan portfolio growth, change in loan mix, $51 thousand in net charge-offs, and a $58 thousand increase in the specific reserve for the $2.25 million hotel / resort loan caused by the borrower's non-payment of real estate taxes.

         Management anticipates that should the Company continue its recent trends and be successful in:

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

Comparison Of Operating Results For The Three Months Ended March 31, 2003 and March 31, 2002

General

         During the first quarter of 2003, the Company reported net income $1.84 million, equivalent to $0.52 diluted earnings per share, compared to net income of $1.21 million, or $0.35 diluted earnings per share, for the same period in 2002. Net income during the quarter ended December 31, 2002 (the immediately preceding quarter) was $1.62 million, equivalent to $0.46 diluted earnings per share. The earnings for the first quarter of 2003 were the highest of any quarter in the Company's history. Diluted earnings per share have increased for eight consecutive quarters. The 52.4% increase in net income for the first quarter of 2003 compared to the same period in 2002 primarily resulted from:

o the continued implementation of the Company's strategic plan to transform the Bank into a community commercial bank with a focus on relationship banking and a strong commitment to community involvement

o an $822 thousand rise in net interest income resulting from a combination of increased spreads and larger average balances of interest earning assets and liabilities

o a $114 thousand gain on sale of the Company's one foreclosed property held at December 31, 2002

o    increased mortgage banking income

o the first full quarter of income from the Company's recent investment in bank owned life insurance

         Annualized return on average assets increased from 0.90% during the first quarter of 2002 to 1.20% during the first quarter of 2003. Annualized return on average stockholders' equity improved from 9.37% during the first quarter of 2002 to 12.73% during the first quarter of 2003.


Interest Rate Environment

         The table and discussion presented above under "Interest Rate Risk Management And Exposure" furnishes an overview of the interest rate environment since the end of 2001. Interest rates have generally declined over the past five quarters, with the exception of an increase at the end of the first quarter of 2002. The slope of the Treasury curve has flattened over the past year (i.e. a smaller differential between short term and longer term interest rates). Financial institutions, including the Bank, generally benefit from a positively sloped term structure of interest rates, whereby higher duration assets may be funded at a favorable spread with shorter term liabilities, and whereby fixed rate assets appreciate in market price as they move nearer to maturity. In addition, steep yield curves often lead to increased customer demand for adjustable rate mortgages due to the rate differential to long term, fixed rate mortgages. Thus, as discussed above at greater length under "Interest Rate Risk Management And Exposure", the interest rate environment was generally less favorable for the Company during the first quarter of 2003 than during the first quarter of 2002. In addition, as a result of the interest rate environment over the past 15 months, yields and rates for most assets and liabilities were substantially lower in the first quarter of 2003 compared to the same period in 2002.


Net Interest Income

         Net interest income increased from $5.4 million during the first quarter of 2002 to $6.2 million during the first quarter of 2003. This increase resulted from both expanded spreads and growth in the average balances of interest earning assets and liabilities. The Company's ratio of net interest income to average total assets was 4.02% for the first quarter of 2003, up from 3.98% for the same period in 2002. The Company's net interest margin increased more significantly, rising from 4.19% during the first quarter of 2002 to 4.27% during the first quarter of 2003. The Company's purchase of $9.0 million in bank owned life insurance during the fourth quarter of 2002 moderated the improvement in the ratio of net interest income to average total assets. The increased net interest income during the first quarter of 2003 in part stemmed from the continued implementation of the Company's strategic plan.

         Factors favorably influencing net interest income during the first quarter of 2003 compared to the same period in 2002 included:

o Average cash equivalents decreased from $5.8 million during the first quarter of 2002 to $478 thousand during the first quarter of 2003. This was due to the Bank's generally being in a net daily borrowing position throughout the first quarter of 2003, primarily in response to its demand for loans. Because cash equivalents typically represent the Company's lowest yielding asset alternative, relative decreases in cash equivalents are favorable for the Company's spreads and net interest income.

o Average transaction account (NOW, savings, and MMDA) deposits as a percentage of average total assets increased from 31.3% during the first quarter of 2002 to 31.6% during the same period in 2003. Because transaction accounts represent relatively low cost funding, this change in funding mix favorably impacted net interest income.

o Average certificates of deposit ("CD's") as a percentage of average total assets decreased from 44.7% during the first quarter of 2002 to 40.9% during the first quarter of 2003. Because CD's constitute relatively higher cost funding, this change in funding mix favorably impacted net interest income. The average rate paid on CD's was 113 basis points lower in the first quarter of 2003 than during the first quarter in 2002, despite an increase in the weighted average number of days until maturity from 248 days to 319 days. The 113 basis point decline in average rate compared favorably to the 65 basis point reduction in average rate earned on interest earning assets, thereby contributing to the expansion in net interest income from the first quarter of 2002 to the same period in 2003.

o The average rate paid on the Company's FHLB advances was a significant 127 basis points lower in the first quarter of 2003 versus the same period the prior year. This decrease in funding costs was caused by the maturity of some higher cost advances and by the Company's utilizing relatively low cost short term borrowings during the first quarter of 2003 in conjunction with its interest rate risk management program.

         Factors unfavorably impacting net interest income during the first quarter of 2003 compared to the same period in 2002 included:

o The spread derived from investing the Company's demand deposit balances and capital was lower in the first quarter of 2003 than the same period in 2002 due to the lower general interest rate environment.

o Average net loans as a percentage of average total assets decreased from 86.1% during the first quarter of 2002 to 85.3% during the same period in 2003. This decline was caused in part by the Company's purchase of $9.0 million in bank owned life insurance during the fourth quarter of 2002. Because loans constitute the Company's highest yielding type of asset, this change in asset mix unfavorably affected net interest income.

o Average demand deposits as a percentage of average total assets decreased from 4.0% during the first quarter of 2002 to 3.8% during the same period in 2003. In addition, average stockholders' equity as a percentage of average total assets decreased from 9.6% during the first quarter of 2002 to 9.4% during the same period in 2003. Relative decreases in interest free funding sources unfavorably impact the Company's spreads.

o The ratio of average interest earning assets to average interest bearing liabilities decreased slightly from 1.10 during the first quarter of 2002 to 1.09 during the same period in 2003, primarily due to the purchase of bank owned life insurance. Decreases in this ratio unfavorably impact average spreads, as this indicates that the Company is earning interest income on a relatively smaller base of assets versus the quantity of liabilities upon which it is paying interest.

         The Company's ratio of net interest income to average interest earning assets rose from 4.24% during the fourth quarter of 2002 to 4.27% during the first quarter of 2003, primarily due to the first quarter of 2003 having two fewer days than the fourth quarter of 2002. Because a majority of the Company's interest earning assets accrue interest on a 30 / 360 day basis, while a majority of the Company's liabilities accrue interest on a 365 / 365 day basis, the Company benefits during periods of fewer days. Interest earned but uncollected on non-accrual loans decreased slightly from $18 thousand at December 31, 2002 to $16 thousand at March 31, 2003.

         The following table presents the average annualized rate earned upon each major category of interest earning assets, the average annualized rate paid for each major category of interest bearing liabilities, and the resulting net interest spread, net interest margin, and average interest margin on total assets for the three months ended March 31, 2003 and 2002.

                                      Three Months Ended March 31, 2003         Three Months Ended March 31, 2002
                                   ----------------------------------------  ----------------------------------------
(Dollars In Thousands)                 Average                     Average       Average                     Average
                                       Balance      Interest          Rate       Balance      Interest          Rate
                                       -------      --------          ----       -------      --------          ----
Assets
Interest earning assets:
   Cash equivalents (1)              $     478       $     1         0.84%     $   5,761       $    25         1.74%
   Investment securities                 7,070            42         2.38%         7,788            57         2.93%
   Mortgage backed securities (2)       41,744           216         2.07%        31,373           312         3.98%
   Loans receivable, net (3)           524,143         8,660         6.61%       462,480         8,314         7.19%
   FHLB stock                            4,680            61         5.21%         3,019            47         6.23%
                                     ---------         -----                   ----------        -----

Total interest earning assets          578,115         8,980         6.21%       510,421         8,755         6.86%
                                                       -----                                     -----
Non-interest earnings assets            36,206                                    26,952
                                     ---------                                 ---------

Total assets                         $ 614,321                                 $ 537,373
                                     =========                                 =========

Liabilities & Equity
Interest bearing liabilities:
   NOW accounts                      $  42,817            16         0.15%     $  41,682            41         0.39%
   Savings accounts                     18,498            15         0.32%        19,023            26         0.55%
   Money market accounts               132,888           566         1.70%       107,640           593         2.20%
   Certificates of deposit             251,081         1,536         2.45%       240,440         2,153         3.58%
                                     ---------         -----                   ----------        -----

   Total interest-bearing deposits     445,284         2,133         1.92%       408,785         2,813         2.75%
   FHLB advances                        85,519           666         3.12%        53,682           589         4.39%
   Other borrowings (4)                    428             9         8.41%           213             9         5.63%
                                     ---------         -----                   ----------        -----

Total interest-bearing liabilities     531,231         2,808         2.11%       462,680         3,405         2.94%
                                                       -----                                     -----
Demand deposit accounts                 23,441                                    21,260
Other non-interest bearing
   liabilities                           1,937                                     1,988
                                     ---------                                 ---------

Total liabilities                      556,609                                   485,928

Stockholders' equity                    57,712                                    51,445
                                     ---------                                 ---------

Total liabilities & equity           $ 614,321                                 $ 537,373
                                     =========                                 =========

Net interest income                                  $ 6,172                                   $ 5,350
                                                     =======                                   =======
Interest rate spread (5)                                             4.10%                                     3.92%
Net interest earning assets             46,884                                    47,741
Net interest margin (6)                                 4.27%                                     4.19%
Net interest income /
     Average total assets                               4.02%                                     3.98%
Interest earnings assets /
     Interest bearing liabilities         1.09                                      1.10

Average balances in the above table were calculated using average daily figures.
--------------------------
(1) Includes federal funds sold, money market fund investments, banker's acceptances, commercial paper, interest earning deposit accounts, and securities purchased under agreements to resell.
(2)  Includes   mortgage   backed   securities   and   collateralized   mortgage
     obligations.
(3) In computing the average balance of loans receivable, non-accrual loans and loans held for sale have been included. Amount is net of deferred loan fees, premiums and discounts, and undisbursed loan funds. Interest income on loans includes amortized loan fees and costs, net, of $269,000 and $26,000 in 2003 and 2002, respectively.
(4) Includes federal funds purchased, securities sold under agreements to repurchase, and borrowings drawn on MBBC's line of credit.
(5) Interest rate spread represents the difference between the average rate on interest earning assets and the average rate on interest bearing liabilities.
(6) Net interest margin equals net interest income before provision for loan losses divided by average interest earning assets.

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

                                                         Three Months Ended March 31, 2003
                                                                    Compared To
                                                         Three Months Ended March 31, 2002
                                           ----------------------------------------------------------------

                                                     Increase (Decrease) Due To Change In
                                           ----------------------------------------------

                                                                                  Volume               Net
(Dollars In Thousands)                        Volume              Rate            / Rate            Change
                                              ------              ----            ------            ------
Interest-earning assets
Cash equivalents                              $  (23)           $  (13)           $   12            $  (24)
Investment securities                             (5)              (11)                1               (15)
Mortgage backed securities                       103              (150)              (49)              (96)
Loans receivable, net                          1,109              (673)              (90)              346
FHLB Stock                                        26                (8)               (4)               14
                                              ------            ------            ------            ------

     Total interest-earning assets             1,210              (855)             (130)              225
                                              ------            ------            ------            ------

Interest-bearing liabilities
NOW Accounts                                       1               (25)               (1)              (25)
Savings accounts                                  (1)              (11)                1               (11)
Money market accounts                            139              (135)              (31)              (27)
Certificates of deposit                           95              (682)              (30)             (617)
                                              ------            ------            ------            ------

Total interest-bearing deposits                  234              (853)              (61)             (680)
FHLB advances                                    349              (171)             (101)               77
Other borrowings                                   3                 1                 2                 6
                                              ------            ------            ------            ------

     Total interest-bearing liabilities          586            (1,023)             (160)             (597)
                                              ------            ------            ------            ------

Increase in net interest income               $  624            $  168            $   30            $  822
                                              ======            ======            ======            ======

Interest Income

         Interest income increased from $8.8 million during the first quarter of 2002 to $9.0 million during the same period in 2003 despite the lower interest rate environment in 2003 and lower prepayment penalties during the first quarter of 2003 primarily due to a 13.3% rise in average interest earning assets. In addition, the average yield on loans during the first quarter of 2003 was just 58 basis points below the figure for the first quarter of 2002, comparing favorably to an 83 basis point decline in the weighted average cost of interest bearing deposits. Loan yields during the first quarter of 2003 were supported by lifetime rate floors on certain loans, accelerated amortization of deferred loan fees in conjunction with a historically high rate of loan prepayments, and a shift in mix toward generally higher yielding types of loans.

         Interest income on loans increased from $8.3 million during the first quarter of 2002 to $8.7 million during the same period in 2003. The effect of lower interest rates was more than offset by the impact of a 13.3% rise in average net loan balances outstanding. The greater loan volume stemmed from the Company's strategic plan of increasing the percentage of the balance sheet comprised of loans through internal originations, loan purchases from correspondent banks, and loan participations; with the latter primarily sourced through other California community banks. Management believes stockholder value is maximized through the extension and effective management of credit.

         Interest income on cash equivalents decreased from $25 thousand during the first quarter of 2002 to $1 thousand for the same period in 2003. This decline was due to:

o lower average rates resulting from the 50 basis point interest rate cut implemented by the Federal Reserve in November 2002

o lower average volumes stemming from the Company's redeploying funds from cash equivalents into loans as a result of the demand for credit and into securities in order to increase earnings

         Interest income on investment securities declined from $57 thousand during the first quarter of 2002 to $42 thousand during the same period in 2003. The reduced interest income in part resulted from lower yields on variable rate corporate trust preferred securities that reprice quarterly based upon 3 month LIBOR, which was lower in the first quarter of 2003 than during the same period in 2002. In addition, the Company purchased short term Agency debentures during the first quarter of 2002 as a vehicle for investing short term excess liquidity. No such purchases were made during the first quarter of 2003.

         Interest income on mortgage backed securities fell from $312 thousand during the first quarter of 2002 to $216 thousand during the same period in 2003, despite a 33.1% rise in average balance, due to a significant reduction in average rate. The average rate on mortgage backed securities declined from 3.98% during the first quarter of 2002 to 2.07% during the first quarter of 2003. The reduction in average rate stemmed from:

o turnover in the portfolio, as principal repayments on higher yielding securities were reinvested at lower current market rates

o    adjustable rate mortgage backed securities repricing downwards

o the impact of historically high prepayment speeds upon mortgage backed securities, especially CMO's, owned at a premium to par, as the accelerated prepayment rates on these securities led to faster amortization of purchase premiums, which in turn depressed the Company's effective yield

         Dividend income on FHLB stock increased from $47 thousand during the first quarter of 2002 to $61 thousand during the same period in 2003 due to greater average balances of FHLB stock stemming from the expansion in the Bank's balance sheet. The average dividend rate on FHLB stock decreased from 6.23% during the first quarter of 2002 to 5.21% during the first quarter of 2003, or nearly 400 basis points over the target federal funds rate. The dividend rate declared on FHLB stock during recent periods has been relatively attractive versus historical levels, thereby favorably contributing to the Company's increase in net interest income.

Interest Expense

         Interest expense decreased from $3.4 million during the first quarter of 2002 to $2.8 million during the same period in 2003, as the effect of the lower interest rate environment more than offset the impact of increases in average interest bearing liabilities.

         Interest expense on deposits decreased from $2.8 million during the first quarter of 2002 to $2.1 million during the same period in 2003. This decline was due to the effect of a significant decrease in average interest rate more than offsetting the impact of a rise in average balances. The large decrease in average rates resulted from the lower interest rate environment and a shift in the composition of the deposit portfolio. Relatively higher cost certificates of deposit decreased from 55.9% of average total deposits during the first quarter of 2002 to 53.6% during the first quarter of 2003 despite the Company's issuing $30.9 million (par value) in brokered certificates of deposit commencing after the first quarter of 2002. Relatively lower cost transaction deposit accounts experienced a complementary increase, with money market deposits experiencing a significant rise. This change in deposit mix is a fundamental component of the Company's strategic plan.

         At March 31, 2003, the Company's weighted average nominal cost of deposits was 1.76%, down from 1.94% at December 31, 2002. The Company paid an average rate of just 0.15% on its NOW deposits and 0.32% on its savings deposits during the first quarter of 2003, highlighting the limited ability of the Company to further reduce the cost of this funding should general market interest rates decline in future periods. At March 31, 2003, $64.6 million in certificates of deposit with a weighted average nominal rate of 2.24% were scheduled to mature in the next quarter. This figure included a $20.0 million brokered CD with an effective rate of 2.75% and $6.0 million in State of California deposits. At March 31, 2003, the longest term permitted by the State under its time deposit program was six months.

         The Company has worked to more uniformly distribute its certificate of deposit maturities by month in order to facilitate cash management and avoid concentrated exposure to capital market events at any one point in time. This objective has been accomplished through the use of "odd term" certificates of deposit such as 7, 8, and 19 months, augmented by ongoing sales and periodic print advertising of longer term certificates of deposit. At March 31, 2003, the weighted average cost of the certificate of deposit portfolio was 2.36%, down from 2.63% at December 31, 2002.

         During the second quarter of 2003, the Company plans to promote money market accounts in light of the historically low interest rate environment and the resulting lack of interest by certain customers in committing funds to fixed rate certificates of deposit. The Company's money market deposit products are highly tiered, encouraging greater account balances in order to earn higher rates of interest. Customer accounts are accessible via bilingual telephone banking, Internet banking, global ATM networks, mail, and in-branch service. During the second quarter of 2003, the Company also intends to continue pursuing compensating balances, typically demand deposit balances, for commercial credit facilities.

         Interest expense on FHLB advances and other borrowings increased from $592 thousand during the first quarter of 2002 to $675 thousand during the same period in 2003 due to the effect of lower average rates more than being offset by a significant increase in average balances. The Company had higher levels of borrowings outstanding in the first quarter of 2003 than the same period in 2002 due to borrowings being utilized to fund some of the growth in the loan and security portfolios. The Company's average interest rate on other borrowings was inflated during 2002 and 2003 as a result of the amortization of loan fees (discount on a liability) on MBBC's $4.0 million revolving line of credit combined with a lack of draws (outstanding balances) on the line.


Provision For Loan Losses

         The Company recorded a $325 thousand provision for loan losses during both the first quarter of 2003 and 2002. The Company determines its periodic provision for loan losses based upon its analysis of loan loss reserve adequacy. Net charge-offs during the first quarter of 2003 were $51 thousand, versus $32 thousand during the first quarter of 2002. The Company's ratio of loan loss reserves to total loans was 1.54% at both March 31, 2003 and December 31, 2002, and was 1.46% at March 31, 2002. The nominal amount of the loan loss reserve rose from $8.16 million at December 31, 2002 to $8.44 million at March 31, 2003.

         Factors contributing to the level of the Company's provision for loan losses during the first quarter of 2003 included:

o a $13.0 million increase in gross loans held for investment during the quarter

o the continued shift in the Company's loan mix away from its historic concentration in residential mortgages

o a $58 thousand increase in the specific reserve for a loan secured by a hotel / resort within the Company's primary market area, as discussed above under "Non-performing assets"

o    the quarter's net charge-offs

o    the addition of a large volume of new credits to the loan portfolio

o the origination of relatively larger loans by the Los Angeles loan production office and by the Company's real estate relationship officers

o the stage of the economic and credit cycles, particularly as they impact California, which tends to lag national economic trends, has a record budget deficit, and is facing a number of current issues which reduce the State's attractiveness to new businesses and business expansion

         Commercial & industrial and multifamily real estate loans typically present greater credit, concentration, and event risks than home mortgages, thereby requiring proportionately greater reserve levels. Newer loans typically present more credit exposure than seasoned loans with many years of prompt payment experience and amortized principal balances. Commercial lines of credit and term loans to businesses also typically present a greater level of credit risk than residential mortgages.

         Factors moderating the amount of the provision for loan losses during the first quarter of 2003 included decreases in the aggregate balances of criticized and classified loans and a shift in income property loan mix towards multifamily loans. The Company utilizes a lower formula reserve factor for multifamily loans than for commercial real estate loans secured by offices, retail space, and other types of commercial property. At March 31, 2003, the Company had no criticized or classified multifamily loans, and the Company has not foreclosed on a multifamily loan in many years. No multifamily loans were delinquent at March 31, 2003.

         The Company anticipates that its ratio of loan loss reserves to loans outstanding will continue to increase in future periods to the extent that the Company continues to increase total loans while expanding the proportion of the loan portfolio represented by income property, construction, and commercial business lending. This change in portfolio mix is anticipated to continue to be accelerated by the Los Angeles loan production office, which concentrates on construction and income property lending. The Los Angeles loan production office presents the Company with the opportunity to better geographically diversify its real estate loan portfolio, such that the Company becomes less exposed to a downturn in real estate values, economic weakness, or a natural disaster in any one local real estate market. The Company does not, however, pursue lending outside the State of California, but does occasionally make real estate loans secured by property in other states as an accommodation to existing customers.


Non-interest Income

         Non-interest income totaled $835 thousand during the first quarter of 2003, comparing favorably to $512 thousand for the same period in 2002.

         Customer service charge income increased from $351 thousand during the first quarter of 2002 to $394 thousand during the same period in 2003. The rise primarily resulted from increased charges on deposit accounts and higher debit card income. The Company has conducted an ongoing debit card education and sales campaign in recent quarters to foster increased customer utilization of this convenient and flexible service.

         Gains on the sale of loans were $123 thousand during the first quarter of 2003, up from $27 thousand during the first quarter of 2002. Mortgage banking income during the first quarter of 2003 benefited from the historically low interest rate environment and a high general level of mortgage refinance activity. Beginning in 2003, the Company commenced offering a greater variety of residential mortgages under an expanded relationship with a secondary market conduit. This expansion was pursued in light of the Company's desire to continue reducing the percentage of total loans held for investment comprised of residential mortgages while at the same time continuing to meet the home financing needs of its local communities. The Company anticipates continued favorable results from its mortgage banking operations during the second quarter of 2003 based upon its pipeline at March 31, 2003 and the continued availability of fifteen and thirty year fixed rate residential loans at rates below 6.00%.

         Income from bank owned life insurance was $113 thousand during the first quarter of 2003, following the Bank's initial investment in December 2002.

       Commissions from the sale of non-FDIC insured investment products were $28 thousand during the first quarter of 2003, down from $41 thousand during the first quarter of 2002. The capital markets environment, particularly the weak equity markets, and the Company's continuing vacancies for licensed investment sales representatives constrained this source of income.

         Loan servicing income totaled $12 thousand during the three months ended March 31, 2003, down from $14 thousand during the same period in 2002. The Company continues to sell the vast majority of its long term, fixed rate residential loan production into the secondary market on a servicing released basis, and purchases more interest rate sensitive loans as part of its interest rate risk management program. As a result, the portfolio of loans serviced for others continues to decline as loans are paid off. At March 31, 2003, the Company serviced $31.4 million in various types of loans for other investors, down from $35.3 million at December 31, 2002 and $37.3 million at March 31, 2002. The Company maintained loan servicing assets of $31 thousand at March 31, 2003, and is thus limited in its exposure of loan servicing income to the accelerated loan prepayment speeds now occurring as a result of the low interest rate environment and high volume of residential mortgage refinance activity.

         Gain on sale of mortgage backed securities declined from $43 thousand during the first quarter of 2002 to $1 thousand during the first quarter of 2003. The Company sold one $494 thousand par value Agency CMO during the first quarter of 2003, compared to one $2.7 million par value private label CMO during the first quarter of 2002. The sale in first quarter of 2003 was associated with the Bank's management of its collateral for certain deposits, while the sale in the first quarter of 2002 was in conjunction with the Company's interest rate risk management program. Although the market value of many of the Company's mortgage backed securities exceeded historic carrying cost during the first quarter of 2003, the Company retained the securities as a means of generating net interest income.

         Other income rose from $36 thousand during the first quarter of 2002 to $50 thousand during the same period in 2003. Various factors contributed to this increase, including:

o higher reconveyance fees resulting from the historically high rate of loan prepayments

o letter of credit fees from trade finance transactions following that product's introduction in the second half of 2002

o the Company's recording an $8 thousand loss on the disposition of fixed assets during the first quarter of 2002

         The  Company's   strategic  plan   incorporates   non-interest   income
representing a greater percentage of total revenue. The Company intends to pursue increased non-interest income in the second quarter of 2003 through further increases in the portfolio of deposit transaction accounts, the continued sale of consumer Internet banking with electronic bill payment, and the continued marketing of debit cards. However, no assurance can be provided regarding the amount of or trends in the Company's future levels and composition of non-interest income.

Non-interest Expense

         Non-interest expense rose from $3.5 million in the first quarter of 2002 to $3.6 million in the first quarter of 2003 primarily due to increased compensation and employee benefit costs. Compensation and employee benefits costs were higher due to:

o one-time costs totaling $152 thousand associated with the adoption of certain non-qualified benefits for the Chief Executive Officer and the Chief Financial Officer

o    recurring   costs  of  $30   thousand   associated   with  the  accrual  of
     non-qualified retirement benefits obligations that were created during the first quarter of 2003

o higher costs for the Bank's Employee Stock Ownership Plan due to the greater average market price of the Company's common stock; associated expenses were $181 thousand for the first quarter of 2003 compared to $144 thousand for the first quarter of 2002

o greater base salary costs associated with staff additions and changes in support of the Company's strategic plan, particularly in the Company's income property lending and retail banking functions

o increased expenses for worker's compensation insurance, which is a general problem faced by businesses in the State of California

         The Bank's Board of Directors approved special bonuses of $40 thousand for the Chief Executive Officer during the first quarters of both 2002 and 2003. These bonuses were in recognition of the Chief Executive Officer's contributions to the Bank's significant progress in implementing the strategic plan and to encourage the Chief Executive Officer to continue business development in the Bank's primary market area.

         Deposit insurance premiums decreased from $51 thousand during the first quarter of 2002 to $19 thousand during the same period in 2003, despite the expansion in the Company's deposit portfolio. The decline resulted from an adjustment in the Company's insurance premium rate effective July 1, 2002.

         Advertising and promotion costs totaled $37 thousand during the first quarter of 2003, down from $81 thousand during the same period in the prior year. Advertising expenses during the first quarter of 2003 were concentrated in print advertising for consumer deposits. Advertising expenses were higher in the first quarter of 2002 in conjunction with a radio campaign that focused upon communicating the Bank's expanded product line.

         In conjunction with the Company's strategic plan and as an alternative to print and broadcast media, the Company's employees and Directors continued to enhance the Bank's visibility during 2003 by their extensive participation in a significant number of community events and organizations. As just one example, the Company fielded seven four-person teams to raise money for a community organization committed to helping disadvantaged children in Santa Cruz County. In the second quarter of 2003, the Company plans to extensively participate in the Human Race Walkathon in both Santa Cruz and Monterey Counties, raising funds for local charities.

         Other non-interest expense decreased from $412 thousand during the first quarter of 2002 to $333 thousand during the first quarter of 2003. Over the past year, the Company has implemented a number of expense control and efficiency initiatives that moderated various operating costs. In addition, costs were lower in the first quarter of 2003 than during the first quarter of 2002 for consulting, recruiting, and temporary labor expenses.

         The Company's efficiency ratio improved from 59.13% during the first quarter of 2002 to 51.67% during the first quarter of 2003. The improvement in this ratio primarily stemmed from the expansion in the Company's net interest margin, efficiency improvements implemented, and by the historically strong level of non-interest income generated during the first quarter of 2003.

Income Taxes

         The Company's provision for income taxes increased from $866 thousand for the first quarter of 2002 to $1.2 million during the first quarter of 2003 primarily due to the rise in pre-tax income. The Company's effective book tax rate during the first quarter of 2003 was 40.0%, compared to 41.8% during the same period the prior year. The Company's effective book tax rate is expected to continue to be moderated in 2003 by the dividends earned on bank owned life insurance. These dividends are not subject to normal Federal and State income tax.


Item 3.  Quantitative And Qualitative Disclosures About Market Risk

         For a current discussion of the nature of market risk exposures, see "Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations - Interest Rate Risk Management And Exposure". Readers should also refer to the quantitative and qualitative disclosures (consisting primarily of interest rate risk) in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002. There has been no significant change in these disclosures since the filing of that document.


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

Item 4.  Submission Of Matters To A Vote Of Security Holders

         On April 11, 2003, the Company issued its 2003 Proxy Statement. Matters submitted to a vote of security holders via that Proxy Statement included:

         1.)      The proposed  election of four individuals as Directors of the
                  Company:

                                                                 Proposed Term
                     Individual                                      To Expire
                     ---------------------------------      -------------------
                     McKenzie Moss                                        2004
                     Rita Alves                                           2006
                     Josiah T. Austin                                     2006
                     Diane Simpkins Bordoni                               2006

         2.) The proposed ratification of the appointment of Deloitte & Touche LLP as the independent auditors of the Company for the fiscal year ending December 31, 2003.

         The Company's Annual Meeting of Stockholders is scheduled for Thursday, May 22, 2003 at 9:00 AM Pacific Time at the Watsonville Woman's Club, 12 Brennan Street, Watsonville, CA. 95076.

Item 5.  Other Information

         None.

Item 6.  Exhibits And Reports On Form 8-K

         A.  Exhibits

                  10.28 Employment Agreement With C. Edward Holden Effective May 1, 2003

                  10.29 Employment Agreement With Mark R. Andino Effective May 1, 2003

                  99.1 Chief Executive Officer Certification Pursuant To 18 U.S.C. Section 1350

                  99.2 Chief Financial Officer Certification Pursuant To 18 U.S.C. Section 1350

         B. Reports On Form 8-K

                  The Company has recently filed the following Current Reports on Form 8-K:

                     1. Form 8-K dated January 29, 2003. This Current Report reported the Company's financial and operating results for the fourth quarter and the fiscal year 2002, the date for the 2003 Annual Meeting of Stockholders, and the Record Date for voting at the 2003 Annual Meeting of Stockholders.

                     2. Form 8-K dated April 7, 2003. This Current Report reported that the Company and the Bank had executed a merger agreement with UnionBanCal Corporation and Union Bank of California, N. A. whereby the Company and the Bank will be merged into Union Bank of California subject to the terms of the agreement and following the receipt of regulatory approvals and an affirmative vote by the Company's stockholders.

                     3.    Form 8-K dated April 24, 2003.  This  Current  Report
                           reported  the   Company's   financial  and  operating
                           results for the first quarter of fiscal year 2003.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act Of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      MONTEREY BAY BANCORP, INC.
                                                                    (Registrant)



Date:    May 12, 2003        By:      /s/ C. Edward Holden
                                      --------------------
                                      C. Edward Holden
                                      Chief Executive Officer
                                      President
                                      Vice Chairman Of The Board Of Directors



Date:    May 12, 2003        By:      /s/ Mark R. Andino
                                      ------------------
                                      Mark R. Andino
                                      Chief Financial Officer
                                      Treasurer
                                      (Principal Financial & Accounting Officer)

                Certification of the Principal Executive Officer
                 (Section 302 of the Sarbanes-Oxley Act of 2002)
                      For The Quarter Ended March 31, 2003


I, C. Edward Holden, Chief Executive Officer and President, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Monterey Bay Bancorp, Inc. (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

Date:  May 12, 2003

                                            By:      /s/ C. Edward Holden
                                                     --------------------
                                                     C. Edward Holden
                                                     Chief Executive Officer
                                                     President
                                                     Vice Chairman

                Certification of the Principal Financial Officer
                 (Section 302 of the Sarbanes-Oxley Act of 2002)
                      For The Quarter Ended March 31, 2003


I, Mark R. Andino, Chief Financial Officer and Treasurer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Monterey Bay Bancorp, Inc. (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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


Date:  May 12, 2003

                                              By:      /s/ Mark R. Andino
                                                       ------------------
                                                       Mark R. Andino
                                                       Chief Financial Officer
                                                       Treasurer